Form 10-K
period 2018-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2019-02-22
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,055,742,140. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 20, 2019, there were 171,331,796 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Each of the terms “we,” “us,” “our” or “company” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. (“Allscripts”) and/or its wholly-owned subsidiaries and controlled affiliates, unless otherwise stated.

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

Our portfolio, which we believe offers some of the most comprehensive solutions in our industry today, helps clients advance the quality and efficiency of healthcare by providing electronic health records (“EHR”), financial management, population health management, precision medicine and consumer solutions. Built on an open integrated platform, our solutions enable users to streamline workflows, leverage functionality from other software vendors and exchange data. The Allscripts Developer Program focuses on nurturing partnerships with other developers to help clients optimize the value of their Allscripts investment.

We completed the acquisition of Practice Fusion, Inc., a Delaware corporation (“Practice Fusion”) in February 2018. Practice Fusion offers an affordable certified cloud-based EHR for traditionally hard-to-reach small, independent physician practices. This acquisition is now a part of Veradigm™, our newly launched payer and life sciences business unit. An integrated data systems and services provider, Veradigm combines data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media.

In February 2018, Allscripts also announced its new EHR, Avenel™. Mobile-first and cloud-based, Avenel creates a communitywide, shared patient record, using machine learning to reduce time for clinical documentation, all while designed to work like an app instead of traditional software.

In March and April 2018, we closed the sales of our Strategic Sourcing and OneContent businesses, respectively. Allscripts acquired these businesses in late 2017 through the acquisition of McKesson Corporations Enterprise Information Solutions (“EIS”) portfolio (the “EIS Business”).

In May 2018, we acquired all the capital stock of Health Grid Holding Company, a Delaware corporation (“Health Grid”). Health Grid is a patient engagement solutions provider that helps independent providers, hospitals and health systems improve patient interactions and satisfaction. We are integrating the capabilities of Health Grid into our FollowMyHealth® platform to help organizations address consumerism trends while enabling them to reach 100% of their patient populations without requiring their patients to sign into a portal. The new functionality will use existing patients’ contact information and grow the use of FollowMyHealth® to connect providers with patients and create opportunities to reach new heights of patient outreach and engagement.

We established a partnership with Lyft, Inc. (“Lyft”) in May 2018. Lyft is the fastest growing rideshare company in the United States and will enable non-emergency transportation options to appear directly in the physician’s workflow. Leveraging Lyft’s proprietary application programming interface (“API”) and Allscripts Open platform, Allscripts and Lyft will integrate this functionality into Sunrise™ EHR, to enable clinicians to order the Lyft service for patients.

On December 31, 2018, we sold our investment in Netsmart LLC (“Netsmart”) in exchange for $566.6 million in cash, resulting in a pre-tax gain of $500 million. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation as a result of the sale.

Founded in 1986, Allscripts is incorporated in Delaware with principal executive offices located at 222 Merchandise Mart Plaza, Suite 2024, Chicago, Illinois 60654. Our principal website is www.allscripts.com. The contents of this website are not incorporated into this filing. Furthermore, our references to the URLs for this website are intended to be inactive textual references only.

Solutions

Our portfolio addresses a range of industry needs, with the goal of helping clients drive smarter care across connected communities of health. Across care settings, our solutions enable clinical, financial and operational efficiencies while helping patients deepen their engagement in their own care. Our principal solutions consist of the following:

Electronic Health Records

Allscripts offers a suite of EHRs for hospitals and health systems, as well as community and physician practices. Built on an open platform with advanced clinical decision support, our EHRs provide analysis and insights. Our EHR solutions deliver a single patient record, workflows and consolidated analytics. Our innovative solutions help deliver improved patient care and outcomes. Our EHR solutions consist of the following:

Sunrise™ is a comprehensive EHR platform for larger hospital facilities with a combination of services lines. Sunrise supports health systems on a single platform for both inpatient and outpatient care and provides decision guidance, including computerized provider order entry, note and flowsheet documentation, clinical summary views and other key workflows necessary for driving quality care. Administrative and operational modules are likewise available. Functionality is also offered on mobile devices. Offerings include:

•	Sunrise™ Acute Care	•	Allscripts® Census Logic
•	Sunrise™ Ambulatory Care	•	Allscripts® Surgical Logic
•	Sunrise™ Mobile	•	Allscripts Patient Flow™
•	Sunrise™ Surgical Care	•	Sunrise™ Oncology
•	Sunrise™ Rehabilitation	•	Allscripts® Clinical Performance Management
•	iPro Anesthesia	•	Sunrise™ Financial Manager
•	Sunrise™ Wound Care powered by TRUE-see™	•	Sunrise™ Health Information Management
•	Sunrise™ Emergency Care	•	Sunrise™ Radiology
•	Sunrise™ Access Manager	•	Sunrise™ Patient Administration System (international)
•	Sunrise™ Pharmacy	•	Sunrise™ Abstracting
•	Allscripts® Infusion Logic	•	Sunrise™ Charge Logic

Paragon® is an integrated clinical, financial and administrative EHR solution tailored for community hospitals and health systems. Once part of the McKesson EIS portfolio, the solution supports the full scope of care delivery and business processes, from patient access management and accounting through clinical assessment, documentation and treatment.

Allscripts TouchWorks® EHR is an EHR solution for larger single and multispecialty practices and is built on an open platform that brings data sources together. This open platform feature, along with the ability to customize workflows, enables clinical staff to effectively coordinate and deliver both primary and specialized care. Functionality is also offered on mobile devices.

Allscripts Professional EHR™ is an EHR solution for small- to mid-size physician practices. Allscripts Professional EHR works in accountable care organizations (“ACOs”), patient-centered medical homes and Federally Qualified Health Centers, and enables practices to adhere to government initiatives like Meaningful Use and the Medicare Access and CHIP Reauthorization Act or Merit based Incentive Payment System (“MIPS”). The solution’s mobile offering, Allscripts Professional EHRTM Mobile, provides on-the-go access to Allscripts Professional EHR, driving greater efficiency and improved patient care.

Payer and Life Sciences

Veradigm™ is the newly branded Allscripts payer and life science business unit. An integrated data systems and services business, it combines data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media. Its solutions help key healthcare stakeholders improve the quality, efficiency and value of healthcare delivery—from biopharma to health plans, healthcare providers, health technology partners, and most importantly, the patients they serve.

Consumer Solutions

FollowMyHealth® is a comprehensive patient engagement platform with options for telehealth and remote patient monitoring. This patient engagement platform, enhanced by the addition of powerful Health Grid functionality, also serves as the foundation for emerging consumer health initiatives, including automated secure messaging.

Financial Management

Allscripts financial solutions support revenue cycle, claims management, budgeting and analytic functions for healthcare organizations. These tools can help change clinician behavior to improve patient flow, increase quality, advance outcomes, optimize referral networks, decrease leakage and reduce costs. Plus, our solutions allow our clients to extract the data needed to support new reimbursement models. Offerings include:

•	Sunrise™ Financial Manager	•	Allscripts EPSI
•	Sunrise™ Abstracting	•	Allscripts Payerpath®
•	Allscripts Revenue Cycle Management Services	•	STAR

Population Health Management

Allscripts CareInMotion™ is a community-connected population health management platform that delivers care coordination, patient engagement, connectivity, data aggregation and analytics.

•

Allscripts care coordination solutions include Allscripts® Care Director, CarePort Care Management, dbMotion™ Care Coordination Agent, Allscripts® Referral Management and chronic care management services.

•	Our connectivity and data aggregation solutions include the dbMotion™ Solution, dbMotion™ Community powered by OnePartner and Allscripts Fusion™.
•

Allscripts Population Health Analytics™ enables healthcare organizations to measure performance and outcomes, analyze utilization, manage risk, reduce cost and improve quality across the continuum of care.

Precision Medicine

Through precision medicine, healthcare is evolving from a one-size-fits-all model to a personalized approach aimed at customizing diagnostic, therapeutic and preventive interventions. 2bPrecise™ seeks to bring the intelligence and insights of precision medicine to the workflow of the clinician—while making this knowledge available for research and pharmacogenomics.

Services

In addition to our solutions, Allscripts offers customizable professional and managed service offerings. From hosting, consulting, optimization and managed IT services to revenue cycle services for practices, Allscripts partners with clients to meet their goals. We provide the following services and more:

•	Allscripts® Architecture Advisory Service
•	Allscripts® Proactive Application Monitoring Service
•	Allscripts® Clinical Quality Program
•	Allscripts® FollowMyHealth Engagement and Optimization
•	Allscripts® Premier Support
•	Allscripts® Revenue Cycle Consulting Services

Our Strategy

Our strategy is built upon our vision of enabling smarter care at virtually every point of the healthcare continuum. Given the breadth of our portfolio and global client base, we believe we are well positioned to connect providers to patients and payers across all healthcare settings. Smarter care is a strategic imperative for healthcare organizations globally and requires a balance between managing costs while maintaining the highest quality of care. We believe our solutions are positioned to facilitate such transformation in healthcare delivery by connecting communities, driving interoperability, providing data analytics and delivering consumer engagement features and functionality. These key strategic areas all help healthcare providers better manage populations of patients, especially those with costly chronic conditions, such as diabetes, asthma and heart disease, to help bring down the cost of care and improve patient outcomes.

•

Connecting communities – Our care coordination solutions improve safety and quality as a patient transitions from one care setting to another. To do so, care coordination solutions help build assessments, monitor results, track outcomes and make modifications in a patient’s care plan. Healthcare is a group effort, and having full visibility into a patient’s care plan is critical. Access to comprehensive patient information is key, and our community solutions help create an organized, longitudinal patient record spanning all points of care.

•

Interoperability – We provide clients a wide array of interoperability tools to support their need and desire to connect to numerous stakeholders in the industry, including other healthcare providers, labs, imaging facilities, public health entities and patients, as well as other third-party technology providers. Allscripts Open platform is proven, scalable and user-friendly, and connects both clinical and financial data across every setting. We also offer APIs based on the Fast Healthcare Interoperability Resources. With this platform, clients can connect to any certified application or device, which saves time and money and gives clients full access to a variety of innovative solutions.

•

Data analytics – Allscripts understands that healthcare organizations need to analyze dependencies, trends and patterns so that they can develop business and clinical intelligence. Our analytics offerings help organizations better manage their patient populations by using clean data for better decisions at the point of care. Insights and analytics serve as the foundation for informed analysis and effective planning.

•

Consumer engagement – Our patient engagement software helps healthcare organizations achieve better outcomes, reduce emergency room visits and decrease hospitalizations. Our solutions also integrates with health IT offerings across an organization, regardless of a provider’s chosen vendor. With a patient engagement platform, individuals and their families have the opportunity to become active members of their care team, which improves results.

•

Payer and life sciences – Through Veradigm™, we are positioned to help clients manage the evolution toward value-based care, facilitate patient medication access and affordability and provide new, efficient operating models for generating the real-world evidence necessary to accelerate the development of new therapies and to enhance the value of existing ones.

Healthcare IT Industry

The healthcare IT industry in which we operate is highly regulated and the services we provide are subject to a complex set of healthcare laws and regulations, including among others, the Medicare Access and CHIP Reauthorization Act (“MACRA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulations issued by the Centers for Medicare and Medicaid Services (“CMS”) and the Department of Health and Human Services (“HHS”), a number of fraud and abuse laws, including the federal Anti-Kickback Statute and the False Claims Act and the Patient Protection and Affordable Care Act (as amended, the “PPACA”). In addition, the healthcare IT industry is subject to changing political, legislative, regulatory and other industry standards, which create both significant opportunities as well as certain challenges. These include:

•

Provider Reimbursement: In recent years, there have been significant changes to provider payment models by the United States federal government to move more towards a value-based care model that have been followed by commercial payers and state governments. This has lead to increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service models in part by expanding advanced payment models. Such changes to provider payment models could further encourage the adoption of healthcare IT as a means of improving quality of patient care through increased efficiency, care coordination, and improving access to complete medical documentation.

o

The passage of MACRA in 2015 codified the creation of new payment models, such as ACOs, that will significantly expand the number of ambulatory healthcare professionals delivering care under payment programs that are driven by quality measures currently under development. Many of our clients are also involved with the Comprehensive Primary Care Plus program, which is working toward similar goals by emphasizing the role of the primary care provider. Another important driver of healthcare IT adoption in the primary care space is the Patient Centered Medical Home program, a voluntary program in which many of our clients are participating and that has a strong emphasis on quality measurement and patient engagement. Even where some of these programs are being adjusted in part by HHS under the Trump Administration, significant levels of reimbursements will still require providers to capture, communicate, measure and share outcomes through technology solutions such as ours, given that those requirements are set out in federal statute.

•

HITECH: In 2009, the United States federal government enacted HITECH, which authorized the EHR Incentive program (the “Meaningful Use” program). This law provided significant incentive funding by the Medicare and Medicaid programs to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions. CMS establishes and oversees the criteria that healthcare providers must meet to receive HITECH stimulus funding, while the Office of the National Coordinator for Health Information Technology (“ONC”) establishes and oversees the functionality that EHR products must meet. In order for our customers to qualify for funding under HITECH, our technology must meet various requirements for product certification under the regulations, and must enable our customers to achieve “Meaningful Use” as defined under CMS regulations. CMS regulations provide for a phase approach to implementation of the “Meaningful Use” standards. For each stage, a final rule is implemented by the ONC to adopt an initial set of standards, implementation specifications and certification criteria to enhance the use of health information technology and support its “Meaningful Use”. For providers to receive “Meaningful Use” incentive funds, they must use EHRs that are certified according to regulations put forth by the ONC. Currently, ONC recognizes a variety of Authorized Testing and Certification Bodies (“ATCBs”) eligible to test for and designate that EHRs are certified for “Meaningful Use” quality reporting. These ONC-ATCBs are the only organizations capable of designating that an EHR is certified for “Meaningful Use” incentive capture. Effective on January 1, 2017, the MIPS, established by the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), came into effect. Its goal was to transform the healthcare industry from a fee for service payment to a value-based payment. MIPS combined three existing quality and value reporting programs (PQRS, VBM and Meaningful Use) into a single points-based program. MIPSs and Meaningful Use Stage 3 operated simultaneously in 2017 and 2018 but in 2019 only certain Medicaid reporters are eligible for the Meaningful Use Stage 3 incentives.  Eligible clinicians, who report under MIPS, will earn a performance-based payment adjustment for their Medicare payments starting in 2019.

•

HIPAA: HIPAA and its implementing regulations contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. HIPAA applies to “Covered Entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses, as well as business associates that performed functions on behalf of or provide services to Covered Entities. We consider ourselves a Covered Entity because we act as a “healthcare clearinghouse” through our provision of Allscripts Payerpath, which has the ability to file electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. In addition, as a result of our dealings with certain clients and others in the healthcare industry, which may be considered Covered Entities under or otherwise subject to the requirements of HIPAA, we are, in some circumstances, considered a business associate under HIPAA. As a business associate, we are subject to the HIPAA requirements relating to the privacy and security of protected health information. Among other things, HIPAA requires business associates to (i) maintain physical, technical and administrative safeguards to prevent protected health information from misuse, (ii) report security incidents and other inappropriate uses or disclosures of the information, including to individuals and governmental authorities and (iii) assist Covered Entities from which we obtain health information with certain of their duties under HIPAA. We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents. The Office of Civil Rights is currently considering updates and changes to HIPAA-related regulations, and we will adjust our processes and procedures as necessary, should any new rules be promulgated.

•

ANSI-5010/ICD-10: Under HIPAA, HHS implemented a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility, which is called ANSI-5010. Additionally, HIPAA required entities to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems from the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2015. These changes in coding standards required our clients to upgrade to more advanced versions of our solutions.

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

•

False Claims Act: The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we would not submit claims directly to payors, Allscripts could be held liable under the False Claims Act if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers through our revenue cycle/claims management services, or if our EHR products are found to have caused providers to have inaccurately attested to Meaningful Use or MIPS criteria.

•

PPACA: PPACA, which was signed into law in 2010, has impacted us and our clients. Since taking office, President Trump has continued to support the repeal of all or portions of the PPACA. While such repeal is unlikely, given the divided Congress following the 2018 midterm election, the Administration may continue to take steps through regulation and executive order to break down components of the PPACA previously implemented. Many components of the law, including those which have had a positive effect by requiring the expanded use of products such as ours to participate in certain federal programs, are expected to remain in effect, however. Certain provisions of PPACA, such as those mandating reductions in reimbursement for certain types of providers or decreasing the number of covered lives in the United States or the depth of insurance coverage available to patients, may have a negative effect by reducing the resources available to our current and prospective clients to purchase our products. Further, some ambiguity remains for the industry as a whole regarding the future of programs initially authorized by the PPACA, which may continue to slow purchasing decisions as healthcare organizations wait for clarity.

We believe that these and other changes in laws and regulations, along with increasing pressure from private payers to move providers to quality-based payment programs and market opportunities to maximize the data that is increasingly being created and captured through the care process, will continue to drive adoption of healthcare IT products and services such as ours. The Administration continues to apply pressure through a variety of levers to increase interoperability in the industry across a variety of stakeholders, including implementing regulations that increasingly require robust, sophisticated health technology. For example, although many large physician groups have already purchased EHR technology, we expect those groups may choose to replace their older EHR technology to comply with future Quality Payment Program requirements and to add new features and functionality. Further, opportunities for healthcare provider organizations to expand their care coordination efforts in order to successfully comply with new payment programs or to add software specific to the precision medicine expansion, as outlined in the 21st Century Cures Act passed in December 2016, could lead to additional demand for our solutions. We also seek replacement markets for health information exchanges and patient portals, despite their recent deployment.

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

During 2018, in an effort to further streamline and align our operating structure around our key acute and population health management solutions, we made several changes to our organizational and reporting structure. Refer to Note 17, “Business Segments,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes. As a result of these changes, as of December 31, 2018, we had eight operating segments. These segments, with exception of the 2Precise operating segment, are aggregated into two reportable segments, as follows:

•

The Clinical and Financial Solutions reportable segment includes the Hospitals and Health Systems, Ambulatory, Veradigm, and EIS-Classics strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services.

•

The Population Health reportable segment is comprised of three separate operating segments: Careport, FollowMyHealth® and EPSiTM. This reportable segment derives its revenue from the sale of health management, financial management and patient engagement solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”).

The results of operations related to two of the product offerings acquired with the EIS Business (Horizon Clinicals and Series2000 Revenue Cycle) are presented throughout these financial statements as discontinued operations and are included in the Clinical and Financial Solutions reportable segment, except for acquisition-related deferred revenue adjustments, which are included in “Unallocated Amounts”. Refer to Note 16, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Clients

Our clients include physician practices, hospitals and coordinated community care organizations, which include some of the most prestigious medical groups and hospitals in the United States and often serve as reference sources for prospective clients that are interested in purchasing our solutions. No single client accounted for more than 10% of our revenue in the years ended December 31, 2018, 2017 and 2016.

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

Competition

The markets for our solutions and services are highly competitive and are characterized by rapidly evolving technology and solution standards and user needs, as well as frequent introduction of new solutions and services. Some of our competitors may be more established, benefit from greater name recognition, and have substantially greater financial, technical, and marketing resources than we do.

We compete primarily with numerous types of organizations, including developers of revenue cycle and practice management software and services, large system integrators, IT service providers, ambulatory and acute care EHR solutions, population health management and value-based care technologies, analytics systems, care management solutions and post-acute solutions. We generally compete on the basis of several factors, including breadth and depth of services (including our open architecture and the level of solution integration across care settings), integrated platform, regulatory compliance, reputation, reliability, accuracy, security, client service, total cost of ownership, innovation and industry acceptance, expertise and experience. We believe we compete favorably on these metrics and are one of the leading companies offering a suite of healthcare IT solutions.

Moreover, we expect that competition will continue to increase as a result of consolidation in both the IT and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

Our principal existing competitors in these markets include, but are not limited to (in alphabetical order) AdvancedMD, athenahealth Inc., Availity, Cerner Corporation, Change Healthcare, CPSI (Computer Programs and Systems Inc.), CureMD Healthcare, eClinicalWorks, Enli Health Intelligence, Epic Systems Corporation, Evolent Health, Greenway Medical Technologies, Harris Healthcare, Healthagen, Health Catalyst, IBM Watson Health, Inovalon, IQVIA, Kareo, The Lash Group, Inc., MEDHOST, Inc., Meditech (Medical Information Technology, Inc.), NaviHealth, Nextgen, nThrive, Optum, Philips Healthcare, Premier Inc., Science 37, Strata, T-System, The TriZetto Group, Inc. (a division of Cognizant Technology Solutions, Inc.), Waystar and Wellsoft Corporation.

Backlog

We had a contract backlog of $3.9 billion and $4.2 billion as of December 31, 2018 and 2017, respectively, a decrease of 7%. Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations. We estimate that approximately 38% of our aggregate contract backlog as of December 31, 2018 will be recognized as revenue during 2019.

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

Employees

As of December 31, 2018, we had approximately 9,500 employees worldwide. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Executive Officers

The following sets forth certain information regarding our executive officers as of February 22, 2019, based on information furnished by each of them:

Name	Age	Position
Paul Black	60	Chief Executive Officer
Brian Farley	49	Executive Vice President, General Counsel and Chief Administrative Officer
Lisa Khorey	52	Executive Vice President, Chief Client Delivery Officer
Dennis Olis	56	Chief Financial Officer
Richard Poulton	53	President

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

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and we file or furnish reports, proxy statements and other information with the SEC. Such reports and information are available free of charge at our website at investor.allscripts.com as soon as reasonably practicable following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. Such consolidation may also lead integrated delivery systems to require newly acquired physician practices to replace their current Allscripts HER product with that already in use in the larger enterprise. Any of these factors could materially and adversely impact our business, financial condition and operating results.

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

We believe we are a Covered Entity because we act as a “healthcare clearinghouse” through our provision of Allscripts Payerpath which has the ability to file electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. We also believe that in certain business relationships we are a Business Associate. The 2013 modifications to the HIPAA Privacy, Security, Breach Notification, and Enforcement Rules impose additional obligations and burdens on Covered Entities, Business Associates and their subcontractors relating to the privacy and security of PHI. Much of the Privacy Standards and all of the Security Standards now apply directly to Business Associates and their subcontractors. These rules may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.

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

Incentive programs to drive certain usage patterns of our solutions by eligible professionals began to increase in number starting in 2008 with the Medicare Improvements for Patients and Providers Act (“MIPPA”), which authorized payments to individual prescribers who were successful electronic prescribers, and the quality reporting incentive program that is now known as the Physician Quality Reporting System (“PQRS”). Both programs remained in effect for 2015, with both applying payment adjustments to non-participating providers. Beginning in 2009, HITECH’s EHR Incentive Program (also known as Meaningful Use) became the most prominent incentive program, reducing the impact the MIPPA and PQRS programs had in spurring greater adoption of healthcare IT. In 2016, CMS issued preliminary regulations for the Quality Payment Program (“QPP”), which implemented the Medicare Access and CHIP Reauthorization Act (“MACRA”); for ambulatory clinicians further reducing the impact of MIPPA. Effective on January 1, 2017, the Merit based Incentive Payment System (“MIPS”), established by MACRA, came into effect. Its goal was to transform the healthcare industry from a fee for service payment to a value-based payment. MIPS combined three existing quality and value reporting programs (PQRS, VBM and Meaningful Use) into a single points-based program. MIPSs and Meaningful Use Stage 3 operated simultaneously in 2017 and 2018 but in 2019 only certain Medicaid reporters are eligible for the Meaningful Use Stage 3 incentives.  Eligible clinicians, who report under MIPS, will earn a performance-based payment adjustment for their Medicare payments starting in 2019.

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

We may also be subject, as discussed above, to future legislation and regulations concerning the development and marketing of healthcare software systems or requirements related to product functionality. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.

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

On October 6, 2015, CMS published its final rule on Stage 3 of the Meaningful Use Requirements for the Electronic Health Record Incentive Program.  Stage 3 objectives were focused on improving the interoperability of EHR systems in different practices and are intended to bring about advancements in care delivery by requiring more advanced EHR functionality and standards for structuring data, increasing thresholds compared to Stage 1 and 2 measures, and requiring more coordinated care and patient engagement.  New, complex regulatory requirements related to Stage 3 “Meaningful Use” certification and voluntary regulations were released within the 2015 Edition criteria. All providers were required to meet the Stage 3 objectives in 2018 for the entire calendar year in order to attest to Meaningful Use. Effective on January 1, 2017, the MIPS, established by MACRA, came into effect. Its goal was to transform the healthcare industry from a fee for service payment to a value-based payment. MIPS combined three existing quality and value reporting programs (PQRS, VBM and Meaningful Use) into a single points-based program. MIPSs and Meaningful Use Stage 3 operated simultaneously in 2017 and 2018 but in 2019 only certain Medicaid reporters are eligible for the Meaningful Use Stage 3 incentives.  Eligible clinicians, who report under MIPS, will earn a performance-based payment adjustment for their Medicare payments starting in 2019.

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

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug and Cosmetic Act. The 21st Century Cures Act, passed in December 2016, clarified the definition of a medical device to exclude health information technology such as Electronic Health Records; however, the legislation did leave the opportunity for that designation to be revisited if determined to be necessary by changing industry and technological dynamics.  Accordingly, the Food and Drug Administration (the “FDA”) may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA would approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions such as approval, labeling and manufacturing, as well as governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction and civil monetary policies—each of which could have an adverse effect on our business.

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

We periodically make adjustments to our sales, services and support organizations in response to market opportunities, management changes, product introductions and other internal and external considerations. These changes could result in a temporary lack of focus and reduced productivity. In addition, these adjustments could result in our clients experiencing a change in our employees with whom they interact. Any of these changes could adversely impact individual client relationships, client retention, and sales of products and services to existing clients. It is also possible that these changes could adversely affect our ability to sell our products and services to new clients. Any such events could materially and adversely impact our business, financial condition and operating results.

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

If we cannot adapt to changing technologies, our products and services may become obsolete and our business could suffer. Because the markets in which we operate are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential clients’ or users’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective clients and users, license leading technologies and respond to technological advances and emerging industry standards and practices, all on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving client or user requirements or emerging industry standards. Any of the foregoing could materially and adversely impact our business, financial condition and operating results.

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

We have recently made investments in, or acquisitions of, businesses, joint ventures, new services and technologies, and other intellectual property rights, including our acquisitions of the EIS Business, the provider and patient engagement solutions business of NantHealth, Practice Fusion and Health Grid. We expect that we will continue to make such investments and acquisitions in the future.

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

In addition, prior to their acquisition by us, the EIS Business received a request for documents and information from the U.S. Attorney’s Office pursuant to a civil investigative demand (a “CID”).  The CID relates to the certification of the respective business’s software under the U.S. Office of the National Coordinator for Health Information Technology’s electronic health record certification program and related business practices. In August 2018, an additional CID seeking similar information related to a separate EIS Business solution. If either CID leads to a claim or legal proceeding against us or our businesses that results in the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs or any other losses, in each case for which we are not indemnified by the seller of the acquired business, or are otherwise unable to recover against the seller, such damages, relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

Additionally, prior to their acquisition by us, Practice Fusion received a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Subsequent to our acquisition by us, Practice Fusion received additional requests for documents and information pursuant to additional CIDs and HIPAA subpoenas. These requests relate to the certification of Practice Fusion’s software under the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program, compliance with the Anti-Kickback Statute, and related business practices. Practice Fusion produced documents responsive to these requests in a cooperative, thorough and timely manner. If any of these requests lead to a claim or legal proceeding against Practice Fusion that results in the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs, or any other losses, such damages, relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

Furthermore, the success of our acquisitions will depend, in part, on our ability to integrate our existing businesses with those of the acquired businesses, including the integration of employees, products and technologies. These integrations are inherently complex, costly and time-consuming processes and involve numerous risks, including, but not limited to, unanticipated expenses and the diversion of financial, managerial and other resources from both our existing operations and those of the acquired businesses. The integration of foreign acquisitions presents additional challenges associated with integrating operations across different cultures and languages, as well as currency and regulatory risks associated with specific countries.

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

Complex technology, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new products or services or enhancements to existing products or services. We continually introduce new solutions and enhancements to our solutions and, despite testing by us, it is possible that errors may occur in our software or offerings. If we detect any errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. If we do not discover errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our products or services could result in:

•	product-related liabilities, fraud and abuse or patient safety issues;
•	unexpected expenses and liability and diversion of resources to remedy errors;
•	harm to our reputation;
•	lost sales;
•	delays in commercial releases;
•	delays in or loss of market acceptance of our solutions;
•	license termination or renegotiations; and
•	privacy and/or security vulnerabilities;
•	misreporting by clients of eCOMs and other measures.

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

We are subject to various legal proceedings and claims that have not yet been fully resolved, including the CIDs and other requests related to Practice Fusion and the EIS Business and those discussed under Note 20, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, and additional claims may arise in the future. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation seeking to monetize patents that they have purchased or otherwise obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and we enter into new geographies and markets, the number of intellectual property rights-related actions against us has increased and is likely to continue to increase. We are vigorously defending against these actions in a number of jurisdictions.

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

We depend on independent content and service providers for communications and information services and for some of the benefits we provide through our software applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews, the routing of transaction data to third-party payers and the hosting of our applications. Our ability to rely on these services could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our clients and damage our reputation. This could materially and adversely impact our business, financial condition and operating results.

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

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including PHI, financial information and other sensitive information relating to our clients, company and workforce. As a result, we face risk of a deliberate or unintentional incident involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of our business operations. In 2018, we were subject to a ransomware attack that impacted two of our data centers, resulting in outages that left certain of our solutions offline for our clients.  Any future denial-of-service, ransomware or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property. We believe that companies in our industry may continue to be targeted by such events with increasing frequency due to the increasing value of healthcare-related data.

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

Changes to the healthcare regulatory landscape could force us to reduce our prices.

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

•

if a change of control of our company occurs, the Indenture may permit holders of the 1.25% Notes to require us to repurchase all or a portion of the 1.25% Notes, and may also require us to pay a cash make-whole premium by increasing the conversion rate for a note holder who elects to convert; and

•

immediately prior to a change of control of our company, the Second Amended Credit Agreement (as defined under Note 8, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K) may require us to repay all indebtedness outstanding thereunder.

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

The Second Amended Credit Agreement and the Indenture each contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Additionally, the Second Amended Credit Agreement requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not be able to continue to meet those ratios. A breach of any of these covenants could result in an event of default under the Second Amended Credit Agreement or the Indenture.

Upon the occurrence of an event of default, our lenders could terminate all commitments to extend further credit, and some or all of our outstanding indebtedness may become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments. Additionally, we have pledged substantially all of our tangible and intangible property as collateral under the Second Amended Credit Agreement, and the lenders under the Second Amended Credit Agreement could proceed against such collateral if we were unable to timely repay these amounts.

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

For each financial statement period after the issuance of the 1.25% Notes, a hedge gain (or loss) will be reported in our financial statements to the extent the valuation of the conversion option changes from the previous period. The 1.25% Call Option (as defined under Note 8, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K) is also accounted for as a derivative instrument, substantially offsetting the gain (or loss) associated with changes to the valuation of the conversion option. This may result in increased volatility to our operating results.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of our 1.25% Notes may not provide the benefits we anticipate, and may have a dilutive effect on our common stock.

Concurrently with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with, and issued the 1.25% Warrants (as defined under Note 8, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K) to certain of the initial purchasers of the 1.25% Notes. We entered into the 1.25% Call Option transaction with the expectation that it would offset potential cash payments in excess of the principal amount of the 1.25% Notes upon conversion of the 1.25% Notes. The hedge counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that these hedge counterparties may default under the 1.25% Call Option transactions. Our exposure to the credit risk of the hedge counterparties is not secured by any collateral. If one or more of the hedge counterparties to the 1.25% Call Option transactions becomes subject to any insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in the volatility of our stock price. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

Separately, we also issued the 1.25% Warrants to the hedge counterparties. The 1.25% Warrants could separately have a dilutive effect to the extent that our stock price, as measured under the terms of the transaction, exceeds the strike price of the 1.25% Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2018, we leased 1.3 million square feet of building space worldwide. Our facilities are primarily located in the United States, although we also maintain facilities in Canada, India, Israel, Singapore and the United Kingdom. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current business requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

We hereby incorporate by reference Note 20, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On August 2, 2018, we announced that our Board approved a new stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020. We repurchased 3.6 million shares of our common stock under the 2018 Program for a total of $37.0 million during the fourth quarter of 2018. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
10/01/18—10/31/18	0	$0.00	0	$250,000
11/01/18—11/30/18	2,235,225	$10.20	2,235,225	$227,193
12/01/18—12/31/18	1,396,941	$10.12	1,396,941	$213,050
	3,632,166	$10.17	3,632,166

Dividend Policy

We have not declared or paid cash dividends on our shares of common stock for the last two years and currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems relevant. The covenants in the Senior Secured Credit Facility (as defined below) include a restriction on our ability to declare dividends and other payments in respect of our capital stock. See Note 8, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding our Senior Secured Credit Facility.

Stockholders

According to the records of our transfer agent, as of February 20, 2019, there were 369 registered stockholders of record of our common stock, including banks, brokers and other nominees who hold shares of our common stock on behalf of an indeterminate number of beneficial owners.

 Performance Graph

The following graph compares the cumulative 5-Year total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Health Services index for the period commencing on December 31, 2013 through December 31, 2018, and assuming an initial investment of $100. Data for the Nasdaq Composite index and the Nasdaq Health Services index assumes reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Allscripts Healthcare Solutions, Inc.
NASDAQ Composite
NASDAQ Health Services

	2013	2014	2015	2016	2017	2018
Allscripts Healthcare Solutions, Inc.	100.00	82.60	99.48	66.04	94.11	62.35
Nasdaq Composite	100.00	114.62	122.81	133.19	172.11	165.84
Nasdaq Health Services	100.00	123.14	134.70	110.22	131.32	155.16

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
(In thousands, except per share amounts)	2018(1)	2017(2)	2016(3)	2015(4)	2014
Consolidated Statements of Operations Data:
Revenue	$1,749,962	$1,497,708	$1,386,069	$1,386,393	$1,377,873
Cost of revenue	1,025,419	864,909	784,770	805,828	831,889
Gross profit	724,543	632,799	601,299	580,565	545,984
Selling, general and administrative expenses	450,967	400,688	334,521	339,175	358,681
Research and development	268,409	202,282	178,534	184,791	192,821
Asset impairment charges	58,166	0	4,650	1,544	2,390
Goodwill impairment charge	13,466	0	0	0	0
Amortization of intangible and acquisition-related assets	26,587	17,345	15,884	23,172	31,280
Income (loss) from operations	(93,052)	12,484	67,710	31,883	(39,188)
Interest expense	(50,914)	(37,540)	(29,478)	(31,396)	(29,297)
Other income (loss), net	74	(512)	829	2,183	766
Gain on sale of businesses, net	172,258	0	0	0	0
Impairment of and losses on long-term investments	(15,487)	(165,290)	0	0	0
Equity in net income (loss) of unconsolidated investments	259	821	(7,501)	(2,100)	(398)
Income (loss) from continuing operations before income taxes	13,138	(190,037)	31,560	570	(68,117)
Income tax (provision) benefit	(469)	5,514	(309)	(2,626)	1,664
Income (loss) from continuing operations, net of tax	12,669	(184,523)	31,251	(2,056)	(66,453)
Loss from discontinued operations	(72,836)	(11,915)	(46,344)	0	0
Gain on sale of Netsmart	500,471	0	0	0	0
Income tax effect on discontinued operations	(32,497)	42,263	18,123	0	0
Income (loss) from discontinued operations, net of tax	395,138	30,348	(28,221)	0	0
Net income (loss)	407,807	(154,175)	3,030	(2,056)	(66,453)
Less: Net loss (income) attributable to non-controlling interest	4,527	1,566	(146)	(170)	0
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	(48,594)	(43,850)	(28,536)	0	0
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$363,740	$(196,459)	$(25,652)	$(2,226)	$(66,453)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic:
Continuing operations	$0.10	$(1.02)	$0.17	$(0.01)	$(0.37)
Discontinued operations	$1.97	$(0.07)	$(0.31)	$0.00	$0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$2.07	$(1.09)	$(0.14)	$(0.01)	$(0.37)

Diluted:
Continuing operations	$0.10	$(1.02)	$0.17	$(0.01)	$(0.37)
Discontinued operations	$1.94	$(0.07)	$(0.31)	$0.00	$0.00
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$2.04	$(1.09)	$(0.14)	$(0.01)	$(0.37)

_____________________

(1) Results of operations for the year ended December 31, 2018 include the results of operations of: (i) Health Grid Holding Company subsequent to the date of acquisition, which was May 18, 2018 and (ii) Practice Fusion, Inc., subsequent to the date of acquisition, which was February 13, 2018.

(2) Results of operations for the year ended December 31, 2017 include the results of operations of: (i) Enterprise Information Solutions (“EIS”) subsequent to the date of acquisition, which was October 2, 2017; and (ii) NantHealth’s patient/provider engagement solutions business for the period subsequent to the date of acquisition, which was August 25, 2017

(3)

Results of operations for the year ended December 31, 2016 include the results of operations of: (i) a third party for the period subsequent to the date of acquisition, which was December 2, 2016; (ii) a third party for the period subsequent to the date of acquisition, which was October 14, 2016; and (iii) a third party for the period subsequent to the date of acquisition of a controlling interest, which was September 8, 2016.

(4) Results of operations for the year ended December 31, 2015 include the results of operations of a third party for the period subsequent to the date of acquisition of a majority interest, which was April 17, 2015.

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014(1)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$184,795	$130,994	$71,545	$116,873	$54,478
Working capital (deficit)	61,235	(32,515)	(62,610)	25,389	(34,183)
Goodwill and intangible assets, net	1,804,825	1,728,320	1,584,542	1,570,247	1,604,108
Total assets	3,181,484	4,230,150	3,832,159	2,681,948	2,464,330
Long-term debt	647,539	906,725	717,853	612,405	539,193
Total stockholders’ equity	1,580,427	1,160,072	1,273,201	1,419,073	1,284,220

_____________________

(1)

The balance sheet data as of December 31, 2014 has been restated and reflects the retrospective adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs. Population health management, analytics, connectivity based on open Application Programming Interfaces (“APIs”), and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives will be critical tools for success under the framework of the Quality Payment Program (“QPP”), launched by the Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”).  As healthcare providers and payers migrate from volume-based to value-based care delivery, interoperable solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Additionally, there is a small but growing portion of the market interested in payment models not reliant on insurance, such as the direct primary care model, with doctors and other healthcare professionals interested in the clinical value of the interoperable EHR separate and apart from payment mechanisms established by public or commercial payers or associated reporting requirements.

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

Use of the Medicare Sustainable Growth Rate reimbursement model ceased in 2015 with the passage of the MACRA. The MACRA further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare were given an opportunity to select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these programs require substantive reporting on quality measures; additionally, the MIPS consolidated several preexisting incentive programs, including Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law is likely driving additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see a new reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help comply with more complex MACRA requirements. Additional regulations continue to be released annually clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

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

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in a variety of incentive programs, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of exceptions to the Stark Law and Anti-Kickback Statute, which allowed hospitals and other organizations to subsidize the purchase of EHRs, will continue to contribute to the growth of this market dynamic, and we await announced regulatory revisions from HHS that are expected to further support value-based payment models and their associated purchasing arrangements between hospitals and physician practices. We also believe that new orders driven by the MACRA legislation and related to EHR and community-based activity may continue to come in as physicians in those small- and medium-sized practices seek to avoid payment adjustments stemming from the QPP or programs implemented by commercial payers. The associated challenge we face is to successfully position, sell, implement and support our products to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Continued efforts by the current Presidential Administration and Congress to alter aspects of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) create uncertainty for us and for our clients, particularly as it relates to funding of the cost sharing subsidies. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as adjustments made to the PPACA by the current presidential Administration and Congress, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, state level requests for waivers from CMS related to Medicaid modeling, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us. Generally, Congressional oversight of EHRs and health information technology increased in recent years, including a specific focus on perceived interoperability failures and physician frustration with user burden, as well as any contributing factors to such dissatisfaction, which could impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible FDA oversight of EHRs, but we will be paying close attention to the regulations on data blocking that are expected shortly from HHS. Congressional focus on addressing the opioid epidemic in part through technological applications and reducing clinician burden are likely to continue, as well. The Administration is also taking action in some areas that may or directly or indirectly affect Allscripts and our clients, including efforts to increase health-related price transparency in order to support patients in applying market-based pressures to the nation’s challenge of cost containment. Further, CMS has proposed changes to the Evaluation & Management coding structure that ties closely to our clients’ requirements to document the care they are delivering prior to payment. We expect these changes may have a positive effect on clinician satisfaction with our EHRs, if implemented as proposed, though the fundamentals of payment will remain in transition to value-based payment models.

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

Summary of Results

During 2018, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and, ultimately, positioning the Company for sustainable long-term growth both domestically and globally. In that regard, we had success across the below key areas:

•

U.S. Core Solutions and Services: We expanded the breadth of our solutions through both internal innovation and acquisitions. During 2018, completed the acquisitions of Practice Fusion, Inc. and Health Grid Holding Company. Practice Fusion offers affordable certified cloud-based electronic health record for traditionally hard-to-reach small, independent physician practices. Health Grid is a patient engagement solutions provider that helps independent providers, hospitals and health systems improve patient interactions and satisfaction. We also announced a new mobile and cloud-based EHR - Avenel™.

•

Value-based Care: During 2018, as the healthcare industry continues its transition toward value-based care model, we launched our new integrated data systems and services payer and life sciences business and brand Veradigm™, which combines data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media.

•

Capital Deployment and Operational Efficiency: During 2018, we completed the integration of the Enterprise Information Solutions Business (the “EIS Business”) systems and solutions into our operations and solutions offerings. This integration included the divestitures of the Strategic Sourcing business and of the OneContent business. We also sold our investment in Netsmart. These divestitures generated cash proceeds of over $800 million, which we partly used for share repurchases and to pay-off balances outstanding under our senior secured credit facility.

Total revenue for the year ended December 31, 2018 was $1.7 billion, an increase of 17% compared with the year ended December 31, 2017. For the year ended December 31, 2018, software delivery, support and maintenance revenue totaled $1.1 billion, an increase of 18%, and client services revenue totaled $622 million, an increase of 15%, respectively, as compared with the year ended December 31, 2017.

Gross profit increased during 2018 compared to 2017, primarily due to improved profitability from our recurring subscription-based software sales and recurring managed services solutions as we continue to expand our customer base for these services, including through recent acquisitions. Gross margin declined by 0.9% to 41.4% compared with prior year period gross margin of 42.3% primarily due to lower sales of higher margin perpetual software licenses and higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions.

Our contract backlog as of December 31, 2018 was $3.9 billion, a decrease of 7% compared with our contract backlog as of December 31, 2017.

On December 31, 2018, we sold all of the Class A Common Units of Netsmart LLC (“Netsmart”) held by the Company for aggregate consideration of $566 million in cash, plus a final settlement as determined following the closing. Netsmart was originally acquired in April 2016 and we realized a gain on sale of $500.5 million. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is now reported as a discontinued operation as a result of the sale for all periods presented.

Revenues and Expenses

Revenues are derived primarily from sales of our proprietary software (either under a perpetual or term license delivery model), subscription-based software sales, post-contract client support and maintenance services, and managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management.

Cost of revenue consists primarily of salaries, incentive compensation and benefits for our billable professionals, third-party software costs, third-party transaction processing and consultant costs, amortization of acquired proprietary technology and capitalized software development costs, depreciation and other direct engagement costs.

Selling, general and administrative expenses consist primarily of salaries, incentive compensation and benefits for management and administrative personnel, sales commissions and marketing expenses, facilities costs, depreciation and amortization and other general operating expenses.

Research and development expenses consist primarily of salaries, incentive compensation and benefits for our development personnel, third‑party contractor costs and other costs directly or indirectly related to development of new products and upgrading and enhancing existing products.

Asset and goodwill impairment charges consist primarily of non-cash charges related to our decision to discontinue several software development projects and the impairment of several intangible assets and goodwill related to our acquisition of the patient/provider engagement solutions business from NantHealth in 2017.

Amortization of intangible and acquisition-related assets consists of amortization of customer relationships, tradenames and other intangibles acquired through business combinations recorded under the purchase method of accounting.

Interest expense consists primarily of interest on the 1.25% Notes and on the outstanding debt under our senior secured credit facility, including the amortization of debt discounts and debt issuance costs.

Gain on sale of businesses, net consists of net gains from the divestitures during 2018 of the OneContent and Strategic Sourcing businesses, both of which were acquired as part of the EIS Business acquisition during the fourth quarter of 2017.

Impairment of long-term investments primarily consists of other-than-temporary and realized losses associated with our available for sale marketable securities.

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method, including the amortization of cost basis adjustments.

Income from discontinued operations includes the results of operations of Netsmart, including the gain from the sale of Netsmart, and of two solutions acquired with the EIS Business, which were sunset in 2018.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. The accounting policies and estimates discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application involves significant judgment regarding the effect of inherently uncertain matters on our financial results. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”) effective on January 1, 2018 using the modified retrospective method. ASU 2014-09 superseded nearly all previously existing revenue recognition guidance under GAAP. Refer to Note 2, “Revenue from Contracts with Customers” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about our revenue recognition accounting policies.

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

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, an impairment loss equal to the excess will be recorded not to exceed the carrying amount of goodwill assigned to the reporting unit. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of an asset to its estimated fair value. If we determine that the carrying value of an asset exceeds its estimated fair value, an impairment loss equal to the excess will be recorded.

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

During 2018, we made several organizational changes that affected our Clinical and Financial Solutions and Population Health reportable segments. Refer to Note 17, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes. During 2018, as a result of these organizational changes, we performed interim goodwill impairment tests as of January 1, 2018 and July 1, 2018. While there was no impairment indicated as a result of both these interim tests, the estimated fair value of our Hospitals and Health Systems reporting unit exceeded the unit’s carrying value by 10%. The fair values of all other reporting units substantially exceeded their carrying values.

We performed our annual goodwill impairment test as of October 1, 2018. As a result of this test, we concluded that the carrying value of the NantHealth reporting unit exceeded its fair value. Our latest available financial forecasts at the time of the annual goodwill impairment test reflected that projected future operating costs exceeded projected revenues resulting in negative operating margins for the NantHealth reporting unit. As a result, we recognized a goodwill impairment charge of $13.5 million, representing the entire goodwill balance assigned to the NantHealth reporting unit. In addition, the results of the annual goodwill impairment test indicated that the estimated fair value of our Hospitals and Health Systems reporting unit exceeded the unit’s carrying value by less than 10%. The fair values of all other reporting units substantially exceeded their carrying values. As of October 1, 2018, the goodwill allocated to the Hospitals and Health Systems reporting unit was $516.8 million.

In accordance with GAAP, definite-lived intangible assets are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time.

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

The carrying value of capitalized software is dependent on the ability to recover its value through future revenue from the sale of the software. At each balance sheet date, the unamortized capitalized costs of a software product are compared with the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. If we determine that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value is recorded as a charge to earnings.

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

Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of three categories (Levels 1 to 3). The values of assets and liabilities assigned to Level 3 require the most judgement and are based unobservable inputs or prices for which little or no market data exists. Therefore, Level 3 values can be susceptible to significant fluctuations, both positive and negative, from changes in the underlying assumption used by management. Refer to Note 4, “Fair Value Measurements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed information about financial assets and liabilities measured at fair value on a recurring basis.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 1, “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Overview of Consolidated Results

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Revenue:
Software delivery, support and maintenance	$1,128,263	$958,187	$899,299	17.7%	6.5%
Client services	621,699	539,521	486,770	15.2%	10.8%
Total revenue	1,749,962	1,497,708	1,386,069	16.8%	8.1%
Cost of revenue:
Software delivery, support and maintenance	357,039	295,593	276,401	20.8%	6.9%
Client services	565,504	484,591	437,154	16.7%	10.9%
Amortization of software development and acquisition-related assets	102,876	84,725	71,215	21.4%	19.0%
Total cost of revenue	1,025,419	864,909	784,770	18.6%	10.2%
Gross profit	724,543	632,799	601,299	14.5%	5.2%
Gross margin %	41.4%	42.3%	43.4%
Selling, general and administrative expenses	450,967	400,688	334,521	12.5%	19.8%
Research and development	268,409	202,282	178,534	32.7%	13.3%
Asset impairment charges	58,166	0	4,650	NM	100.0%
Goodwill impairment charge	13,466	0	0	NM	NM
Amortization of intangible and acquisition-related assets	26,587	17,345	15,884	53.3%	9.2%
(Loss) income from operations	(93,052)	12,484	67,710	NM	(81.6%)
Interest expense	(50,914)	(37,540)	(29,478)	35.6%	27.3%
Other income (loss), net	74	(512)	829	114.5%	(161.8%)
Gain on sale of businesses, net	172,258	0	0	NM	NM
Impairment of long-term investments	(15,487)	(165,290)	0	(90.6%)	NM
Equity in net income (loss) of unconsolidated investments	259	821	(7,501)	(68.5%)	110.9%
Income (loss) from continuing operations before income taxes	13,138	(190,037)	31,560	106.9%	NM
Income tax (provision) benefit	(469)	5,514	(309)	(108.5%)	NM
Effective tax rate	3.6%	2.9%	1.0%
Income (loss) from continuing operations, net of tax	12,669	(184,523)	31,251	(106.9%)	NM
Loss from discontinued operations	(72,836)	(11,915)	(46,344)	NM	74.3%
Gain on sale of Netsmart	500,471	0	0	NM	NM
Income tax effect on discontinued operations	(32,497)	42,263	18,123	(176.9%)	133.2%
Income (loss) from discontinued operations, net of tax	395,138	30,348	(28,221)	NM	NM
Net (loss) income	407,807	(154,175)	3,030	NM	NM
Less: Net loss (income) attributable to non-controlling interest	4,527	1,566	(146)	189.1%	NM
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	(48,594)	(43,850)	(28,536)	10.8%	53.7%
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$363,740	$(196,459)	$(25,652)	NM	NM

NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Revenue:
Software delivery, support and maintenance
Recurring revenue	$967,990	$802,080	$752,084	20.7%	6.6%
Non-recurring revenue	160,273	156,107	147,215	2.7%	6.0%
Total software delivery, support and maintenance	1,128,263	958,187	899,299	17.7%	6.5%
Client services
Recurring revenue	443,752	374,640	324,635	18.4%	15.4%
Non-recurring revenue	177,947	164,881	162,135	7.9%	1.7%
Total client services	621,699	539,521	486,770	15.2%	10.8%
Total revenue	$1,749,962	$1,497,708	$1,386,069	16.8%	8.1%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

The increase in revenue for the year ended December 31, 2018 compared with the year ended December 31, 2017 was primarily driven by incremental revenue from the acquisitions of the EIS Business in the fourth quarter of 2017 and Practice Fusion in the first quarter of 2018. Total revenue includes the amortization of acquisition-related deferred revenue adjustments, which totaled $24 million and $29 million during the years ended December 31, 2018 and 2017, respectively.

Software delivery, support and maintenance revenue consists of recurring subscription-based software sales, support and maintenance revenue, recurring transactions revenue, as well as non-recurring perpetual software licenses sales, hardware resale and non-recurring transactions revenue. Client services revenue consists of recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management, as well as non-recurring project-based client services revenue. The growth in both recurring and non-recurring software delivery, support and maintenance and client services revenue for the year ended December 31, 2018 compared with the prior year was also largely driven by incremental revenue from the above-mentioned two acquisitions.

The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during the year ended December 31, 2018, compared with 79% and 21%, respectively, during the year ended December 31, 2017.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

The increase in revenue for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily driven by incremental revenue from the acquisitions of the EIS Business and the patient/provider engagement solutions business from NantHealth, which contributed $112 million of revenue in the fourth quarter of 2017. Revenue from perpetual software license sales of our acute solutions and transaction-based services was also higher compared with the prior year. These increases were partly offset by higher amortization of acquisition-related deferred revenue adjustments during the year ended December 31, 2017 as compared with the prior year, which totaled $29 million and $1 million, respectively.

The growth in both recurring and non-recurring software delivery, support and maintenance and client services revenue for the year ended December 31, 2017 compared with the prior year was also largely driven by incremental revenue from the EIS Business and NantHealth acquisitions. Higher revenues associated with the sale of Allscripts integrated clinical software applications and health management and coordinated care solutions, including associated client services to implement these solutions, and private cloud hosting client services also contributed to these increases.

The percentage of recurring and non-recurring revenue of our total revenue was 79% and 21%, respectively, during the year ended December 31, 2017, representing a slight shift compared with 78% and 22%, respectively, during the year ended December 31, 2016.

Gross Profit

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Total cost of revenue	$1,025,419	$864,909	$784,770	18.6%	10.2%
Gross profit	$724,543	$632,799	$601,299	14.5%	5.2%
Gross margin %	41.4%	42.3%	43.4%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Gross profit increased during the year ended December 31, 2018 compared with the year ended December 31, 2016 primarily due to the above-mentioned recent acquisitions. From a revenue mix perspective, gross profit associated with our recurring revenue streams, which include the delivery of recurring subscription-based software sales, support and maintenance, and recurring client services improved as we continued to expand our customer base for these services, particularly those related to outsourcing and revenue cycle management. Gross profit associated with our non-recurring software delivery, support and maintenance revenue stream decreased primarily due to fewer perpetual software license sales of our acute and population health management solutions. Gross profit associated with our non-recurring client services revenue stream, which includes non-recurring project-based client services, decreased primarily driven by higher internal personnel costs, including those related to incremental resources from recent acquisitions. Gross margin decreased primarily due to lower sales of higher margin perpetual software licenses and higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Gross profit increased during the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to the acquisition of the EIS Business in the fourth quarter of 2017. From a revenue mix perspective, gross profit associated with our recurring revenue streams, which include the delivery of recurring subscription-based software sales, support and maintenance, and recurring client services, particularly private cloud hosting, improved as we continued to expand our customer base for these services. Gross profit associated with our non-recurring software delivery, support and maintenance revenue stream, which includes perpetual software licenses sales, hardware resale and non-recurring transactions revenue, also increased primarily driven by higher gross profit from sales of our population health management and acute solutions. These increases were partly offset by higher amortization of software development and acquisition-related assets compared with the prior year, including $4 million of additional amortization expense associated with intangible assets acquired as part of the EIS Business acquisition.

Gross margin decreased by approximately 1% primarily due to higher amortization of software development and acquisition-related assets.

Selling, General and Administrative Expenses

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Selling, general and administrative expenses	$450,967	$400,688	$334,521	12.5%	19.8%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Selling, general and administrative expenses increased during the year ended December 31, 2018 compared with the prior year, primarily due to higher incentive-based compensation and incremental expenses from the acquisitions of the EIS Business, Practice Fusion and Health Grid, including associated transaction-related, severance and legal expenses as a result of these acquisitions.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Selling, general and administrative expenses increased during the year ended December 31, 2017 compared with the year ended December 31, 2016, primarily due to higher transaction-related, severance and legal expenses mostly related to the acquisition of the EIS Business.

Research and Development

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Research and development	$268,409	$202,282	$178,534	32.7%	13.3%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Research and development expenses increased during the year ended December 31, 2018 compared with the prior year, primarily due to higher overall personnel costs, including higher incentive-based compensation and severance, and additional expenses from the acquisition of the EIS Business, Practice Fusion and Health Grid, which were partly offset by an increase in the amount of capitalized software costs. The increase in capitalized software development costs was primarily driven by our continued investment in expanding the capabilities and functionality of our traditional ambulatory, acute and post-acute platforms as well as incremental investments in the emerging areas of precision medicine and cloud-based solution delivery. In addition, we incurred costs to integrate the solutions acquired through the above noted acquisitions. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Research and development expenses increased by 13% during the year ended December 31, 2017 compared with the prior year, primarily due to higher overall personnel costs and additional expenses from the acquisition of the EIS Business, and lower amount of capitalized software costs in 2017 compared with 2016. The increase in research and development expenses during the year ended December 31, 2017 was partially mitigated by our continued efforts to streamline our operations and improve operational efficiency, including headcount actions taken during the second half of 2017. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Asset impairment charges	$58,166	$0	$4,650	NM	(100.0%)

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

During the year ended December 31, 2018, we incurred non-cash asset impairment charges of $33.2 million related to the write-off of capitalized software as a result of our decision to discontinue several software development projects. We also recognized $22.9 million of non-cash asset impairment charges related to our acquisition of the patient/provider engagement solutions business from NantHealth in 2017, which included the write-downs of $2.2 million of acquired technology and $20.7 million, representing the unamortized value assigned to the modification of our existing commercial agreement with NantHealth, as we no longer expect to recover the value assigned to these assets. The remaining $2.1 million of non-cash asset impairment charges recorded during the year ended December 31, 2018 relate to the disposal of fixed assets as a result of relocating and consolidating business functions and locations from recent acquisitions.

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

Goodwill Impairment Charge

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Goodwill impairment charge	$13,466	$0	$0	NM	NM

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

During the year ended December 31, 2018, we impaired all of the goodwill previously recognized as part of the acquisition of NantHealth’s patient/provider engagement solutions business following the completion of our annual goodwill impairment. Refer to Note 6, “Goodwill and Intangible Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding this impairment.

Amortization of Intangible and Acquisition-Related Assets

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Amortization of intangible and acquisition-related assets	$26,587	$17,345	$15,884	53.3%	9.2%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

The increase in amortization expense for the year ended December 31, 2018 compared with the prior year was primarily due to incremental amortization expense associated with intangible assets acquired as part of business acquisitions completed during the fourth quarter of 2017 and the first half of 2018, the largest being the acquisitions of the EIS Business and Practice Fusion. Refer to Note 3, “Business Combinations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding business acquisitions.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

The increase in amortization expense for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily due to a full year of amortization expense associated with the value of intangible assets recognized in connection with the acquisitions of controlling interests in several third parties during the fourth quarter of 2016 as well as amortization expense associated with intangible assets acquired as part of the EIS Business acquisition in the fourth quarter of 2017.

Interest Expense

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Interest expense	$50,914	$37,540	$29,478	35.6%	27.3%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Interest expense during the year ended December 31, 2018 increased compared with the prior year primarily due to the combination of higher average outstanding borrowings under Allscripts’ senior secured credit facility and higher interest rates. The higher average outstanding borrowings were largely due to additional borrowings to finance the acquisition of the EIS Business during the fourth quarter of 2017 and the acquisitions of Practice Fusion and Health Grid during 2018.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Interest expense during the year ended December 31, 2017 was higher compared with the year ended December 31, 2016 primarily due to higher outstanding borrowings under Allscripts’ senior secured credit facility, partly due to additional borrowings of $170 million to finance the acquisition of the EIS Business during the fourth quarter of 2017. In addition, the interest rates on Allscripts’ senior secured credit facility were higher during 2017 as compared with 2016.

Gain on Sale of Businesses, Net

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Gain on sale of businesses, net	$172,258	$0	$0	NM	NM

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Gain on sale of businesses, net for the year ended December 31, 2018 consists of a gain of $177.9 million and a loss of $5.6 million from the divestitures of the OneContent and Strategic Sourcing businesses, respectively, both of which were acquired as part of the EIS Business acquisition during the fourth quarter of 2017.

Impairment of Long-term investments

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Impairment of long-term investments	$15,487	$165,290	$0	(90.6%)	NM

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

During the year ended December 31, 2018, we recognized non-cash charges related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

During the year ended December 31, 2017, we recorded non-cash impairment charges of $165.3 million associated with two of the Company’s long-term investments. The majority of the impairment charges relate to our previous investment in NantHealth common stock which we fully disposed of in connection with our acquisition of certain assets related to NantHealth’s patient/provider engagement solutions business during the third quarter 2017.

Equity in Net Income (Loss) of Unconsolidated Investments

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Equity in net income (loss) of unconsolidated investments	$259	$821	$(7,501)	(68.5%)	110.9%

Year Ended December 31, 2018 Compared with the Years Ended December 31, 2017 and 2016

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting based on one quarter lag. The majority of the amount recognized during the year ended December 31, 2016 represents our share of the net losses incurred by NantHealth prior to NantHealth’s initial public offering (“IPO”) in June 2016, including the amortization of cost basis adjustments. Our investment in NantHealth common stock was accounted for as an available-for-sale marketable security after the IPO until the full disposition of the NantHealth common stock in the third quarter of 2017 in connection with our acquisition of certain assets related to NantHealth’s patient/provider engagement solutions business.

Income Tax (Provision) Benefit

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Income tax (provision) benefit	$(469)	$5,514	$(309)	(108.5%)	NM
Effective tax rate	3.6%	2.9%	1.0%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional expense of $15.3 million in our financial statements for the year ended December 31, 2017 in accordance with guidance in Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. This provisional benefit included $10.1 million expense for remeasurement of deferred tax balances to reflect the lower federal rate and expense of $5.2 million for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States. Adjustments to these provisional amounts that we recorded in 2018 did not have a significant impact on our consolidated financial statements. Our accounting for the effects of the enactment of United States Tax Reform is now complete. Due to our divestiture of our investment in Netsmart, the amounts noted above do not include the provisional amounts recorded by Netsmart in 2017.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory income tax rate, state taxes, tax credits and certain discrete items. Our effective tax rate for the year ended December 31, 2018, compared with the prior year, primarily due to the effects of the stricter executive compensation deduction provisions of the Tax Act recorded in 2018, offset by the United States federal rate reduction of 21% versus 35% in 2017.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the year ended December 31, 2018, we released $64.8 million of valuation allowance, mostly due to the utilization of capital loss carryforward against capital gain incurred during the year ended December 31, 2018 and he utilization of federal credit carryforwards.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

The Tax Act enacted on December 22, 2017, introduced significant changes to the income tax law in the United States that became effective in 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. SAB 118 provided guidance for companies that had not completed their accounting for the income tax effects of the Tax Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of December 31, 2017, we had not completed our accounting for these tax effects, however, we made a reasonable estimate of the effects on our deferred tax balances and in relation to the transition tax. The remeasurement of our deferred tax balances to reflect the reduced federal rate resulted in net tax benefit of $26.0 million.  In addition, we estimated and recorded tax expense of $5.2 million in our tax provision for the year ended December 31, 2017.

During the year ended December 31, 2017, we recorded $42.7 million in valuation allowance for federal capital loss carryforwards not expected to be realized before expiration.  In addition, we recorded $5.3 million valuation allowance for federal credit carryforwards, and foreign and state net operating loss (“NOL”) carryforwards.  During the year ended December 31, 2016, we released valuation allowance of $17.5 million related to federal credit carryforwards, and foreign and state NOL carryforwards to offset 2017 taxable income. Using all available evidence, as of December 31, 2017, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate was lower for the year ended December 31, 2017 as compared with the prior year, primarily due to the recording of valuation allowance of $48 million in 2017, while release of valuation allowance of $17.5 million was recorded in the prior year.

Discontinued Operations

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Loss from discontinued operations	$(72,836)	$(11,915)	$(46,344)	NM	(74.3%)
Gain on sale of Netsmart	500,471	$0	$0	NM	NM
Income tax effect on discontinued operations	(32,497)	42,263	18,123	(176.9%)	133.2%
Income (loss) from discontinued operations, net of tax	$395,138	$30,348	$(28,221)	NM	NM

Year Ended December 31, 2018 Compared with the Years Ended December 31, 2017 and 2016

On December 31, 2018, we sold all of the Class A Common Units of Netsmart owned by the Company. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is now reported as a discontinued operation as a result of the sale for all periods presented. The loss from discontinued operations represents the net of losses incurred by Netsmart for the years ended December 31, 2018, 2017 and 2016 partly offset by earnings attributable to two solutions acquired during the fourth quarter of 2017 as part of the EIS Business that we no longer support effective as of March 31, 2018. Refer to Note 16, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding discontinued operations.

Non-Controlling Interests

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Net loss (income) attributable to non-controlling interest	$4,527	$1,566	$(146)	189.1%	NM
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$(48,594)	$(43,850)	$(28,536)	10.8%	53.7%

Year Ended December 31, 2018 Compared with the Years Ended December 31, 2017 and 2016

The net loss (income) attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart for each of the periods presented prior to the sale of our investment in Netsmart on December 31, 2018.

Segment Operations

Overview of Segment Results

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Revenue:
Clinical and Financial Solutions	$1,565,987	$1,337,030	$1,183,196	17.1%	13.0%
Population Health	190,706	173,809	177,394	9.7%	(2.0%)
Unallocated Amounts	(6,731)	(13,131)	25,479	(48.7%)	(151.5%)
Total revenue	$1,749,962	$1,497,708	$1,386,069	16.8%	8.1%

Gross Profit:
Clinical and Financial Solutions	$663,005	$574,386	$496,595	15.4%	15.7%
Population Health	146,614	142,514	149,338	2.9%	(4.6%)
Unallocated Amounts	(85,076)	(84,101)	(44,634)	1.2%	88.4%
Total gross profit	$724,543	$632,799	$601,299	14.5%	5.2%

Income from operations:
Clinical and Financial Solutions	$344,568	$335,005	$287,077	2.9%	16.7%
Population Health	100,118	112,577	123,685	(11.1%)	(9.0%)
Unallocated Amounts	(537,738)	(435,098)	(343,052)	23.6%	26.8%
Total (loss) income from operations	$(93,052)	$12,484	$67,710	NM	(81.6%)

The results for the years ended December 31, 2017 and 2016 have been recast to conform to the current year presentation, which reflects several changes made to our organizational and reporting structure during the year ended December 31, 2018. Refer to Note 17, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes to our segments.

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

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Revenue	$1,565,987	$1,337,030	$1,183,196	17.1%	13.0%
Gross profit	$663,005	$574,386	$496,595	15.4%	15.7%
Gross margin %	42.3%	43.0%	42.0%
Income from operations	$344,568	$335,005	$287,077	2.9%	16.7%
Operating margin %	22.0%	25.1%	24.3%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Clinical and Financial Solutions revenue, gross profit and income from operations increased during the year ended December 31, 2018 compared with the year ended December 31, 2017, as higher revenue from recurring software delivery, support and maintenance, and recurring and non-recurring client services was partly offset by lower non-recurring software delivery, support and maintenance revenue. The increase in overall segment revenue was primarily as a result of the acquisitions of the EIS Business during the fourth quarter of 2017 and Practice Fusion during the first quarter of 2018. The decrease in non-recurring software delivery, support and maintenance revenue was primarily driven by fewer perpetual software license sales of our acute and coordinated care solutions as the prior year included several large transactions which did not recur in the current year.

Gross margin decreased during the year ended December 31, 2018 compared with the prior year primarily due to lower sales of higher margin perpetual software licenses, higher internal personnel costs related to incremental resources from recent acquisitions and to support anticipated new hosting client go-lives, and higher amortization of capitalized software development and acquired technology-related intangible assets.

Operating margin declined during the year ended December 31, 2018 compared with the prior year due to increases in selling, general and administrative, and research and development expenses, mostly driven by recent acquisitions, partly offset by higher capitalization of internal software development expenses.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Clinical and Financial Solutions revenue increased during the year ended December 31, 2017 compared with the prior year, driven by higher revenue across all of our primary revenue streams which include both recurring and non-recurring software delivery, support and maintenance and client services revenue. This increase was primarily driven by incremental revenue from the acquisitions of the EIS Business and patient/provider engagement solutions business from NantHealth, which contributed $112 million of revenue. The remainder of the increase was driven by recurring revenue from higher subscription-based, revenue cycle management and other transaction-based services revenue, and higher recurring private cloud hosting client services revenue. The increase in revenue cycle management and other transaction-based services revenue was due to the activation of several new accounts, which more than offset certain other projects that ended in 2016. Revenue related to private cloud hosting increased primarily due to several new large client go-lives. Non-recurring revenue increased compared with the year ended December 31, 2016, as higher software license sales of our acute solutions and related professional services revenue, driven by a higher number of larger acute client expansions, was partly offset by lower non-recurring revenue associated with our ambulatory solutions attributable to fewer large implementations of our ambulatory solutions as certain large service projects were mostly completed in 2016.

Gross profit and gross margin increased during the year ended December 31, 2017 compared with the prior primarily due to gross profit from the EIS Businesses, which also had higher average margins compared with our existing businesses included within the Clinical and Financial Solutions segment.  During 2017, we also recognized certain credits related to our hosting partners which did not occur during the prior year. These increases were partially offset by a greater reliance on third-party products and services, higher internal costs related to anticipated new outsourcing clients go-lives and higher amortization of capitalized software development and acquired technology-related intangible assets associated with our existing businesses.

Income from operations also increased primarily driven by the same factors as above. The operating margin increased slightly as higher operating margin associated with the EIS Business was offset by an increase in selling, general and administrative expenses, primarily due to higher marketing and professional services expenses.

Population Health

Our Population Health segment derives its revenue from the sale of health management, financial management and patient engagement solutions, which are mainly targeted at hospitals, health systems, other care facilities and ACOs. These solutions enable clients to transition and analyze care across the entire care community.

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Revenue	$190,706	$173,809	$177,394	9.7%	(2.0%)
Gross profit	$146,614	$142,514	$149,338	2.9%	(4.6%)
Gross margin %	76.9%	82.0%	84.2%
Income from operations	$100,118	$112,577	$123,685	(11.1%)	(9.0%)
Operating margin %	52.5%	64.8%	69.7%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Population Health revenue increased during the year ended December 31, 2018 compared with the year ended December 31, 2017, primarily due to increased sales of our financial management and subscription-based patient engagement solutions, including associated client services to implement and support these solutions. Gross profit increased slightly as the growth in revenue was mostly offset by higher internal personnel costs, including incremental resources from the Health Grid acquisition. Gross margin decreased during the year ended December 31, 2018 compared with the prior year, primarily due to the increase in internal personnel costs.

Income from operations and the operating margin decreased during the year ended December 31, 2018 compared with the prior year, primarily due to higher selling, general and administrative expenses and research and development investments incurred to support business growth in this segment.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Population Health revenue and gross profit declined during the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to lower software delivery, support and maintenance revenue associated with the sale of our transition of care solutions and higher amortization of capitalized software development and acquired technology-related intangible assets. Income from operations also declined as a result of an increase in selling, general and administrative expenses, which was partly offset by higher capitalization of internal software development expenses. Gross margin and operating margin decreased due the same factors that impacted the overall profitability of the segment.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. We also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units, all of which are centrally managed, (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware and (iii) the results of the 2bPrecise operating segment.

				2018%	2017%
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Revenue	$(6,731)	$(13,131)	$25,479	(48.7%)	(151.5%)
Gross profit	$(85,076)	$(84,101)	$(44,634)	1.2%	88.4%
Gross margin %	NM	NM	(175.2%)
Loss from operations	$(537,738)	$(435,098)	$(343,052)	23.6%	26.8%
Operating margin %	NM	NM	NM

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the year ended December 31, 2018 compared with the prior year improved primarily due to lower recognition of amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in the EIS Business, Practice Fusion, Health Grid and NantHealth provider/patient engagement acquisitions. Such adjustments totaled $24 million for the year ended December 31, 2018 compared with $29 million for the year ended December 31, 2017.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $531 million for the year ended December 31, 2018 compared with $422 million for the prior year. The increase in the year ended December 31, 2018 compared with prior year was primarily driven by higher transaction-related, severance and legal expenses, primarily related to the acquisitions of the EIS Business, Practice Fusion and Health Grid, which included higher (i) asset impairment charges of $58 million, (ii) goodwill impairment charges of $14 million, (iii) higher transaction-related, severance and legal expenses of $30 million, and (iii) higher amortization of intangible and acquisition-related asset of $9 million. The increase in amortization expense was primarily due to additional amortization expense associated with intangible assets acquired as part of business acquisitions completed since the third quarter of 2017.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the year ended December 31, 2017 compared with the prior year decreased primarily due to the recognition of $29 million of amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in the EIS Business and NantHealth provider/patient engagement acquisitions. Additionally, the year ended December 31, 2016 includes approximately $8 million of revenue related to our HomecareTM business prior to its sale to Netsmart in April 2016, while the year ended December 31, 2017 does not include any activity related to the HomecareTM business.  Hardware revenue for the year ended December 31, 2017 was slightly lower compared with the prior year.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $422 million for the year ended December 31, 2017 compared to $369 million for the year ended December 31, 2016. This increase was primarily driven by increases in selling, general and administrative expenses of $52 million and research and development expenses of $4 million, partially offset by a decrease in asset impairment charges of $5 million. The increases selling, general and administrative expenses and research and development expenses were primarily due to higher transaction-related, severance and legal expenses, and additional expenses mostly related to the acquisition of the EIS Business during the fourth quarter of 2017.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of December 31,
(In millions)	2018	2017	% Change
Software delivery, support and maintenance	$2,507	$2,533	(1.0%)
Client services	1,350	1,624	(16.9%)
Total contract backlog	$3,857	$4,157	(7.2%)

Total contract backlog as of December 31, 2018 decreased compared with December 31, 2017. Backlog excludes amounts attributable to Netsmart. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

We estimate that the aggregate contract backlog as of December 31, 2018 will be recognized as revenue in future years as follows:

Year Ended December 31,	(Percentage of Total Backlog)
2019	39%
2020	22%
2021	15%
2022	9%
2023	5%
Thereafter	10%
Total	100%

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of December 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $185 million and available borrowing capacity of $899 million under our revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

				2018 $	2017 $
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Net income (loss)	$407,807	$(154,175)	$3,030	$561,982	$(157,205)
Less: Income (loss) from discontinued operations	395,138	30,348	(28,221)	364,790	58,569
(Loss) Income from continuing operations	12,669	(184,523)	31,251	197,192	(215,774)
Non-cash adjustments to net income (loss)	136,651	351,835	184,578	(215,184)	167,257
Cash impact of changes in operating assets and liabilities	(60,086)	57,746	18,519	(117,832)	39,227
Net cash provided by operating activities - continuing operations	89,234	225,058	234,348	(135,824)	(9,290)
Net cash provided by operating activities - discontinued operations	(21,343)	54,357	34,656	(75,700)	19,701
Net cash provided by operating activities	$67,891	$279,415	$269,004	$(211,524)	$10,411

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Net cash provided by operating activities – continuing operations decreased during the year ended December 31, 2018 compared with the prior year primarily due to working capital changes and higher costs during the year ended December 31, 2018 compared with the prior year, which primarily included higher interest expense, transaction-related and legal expenses, and incentive-based compensation payments. The decrease in non-cash adjustments to net loss was primarily driven by lower other-than-temporary non-cash impairment charges associated with long-term investments, intangibles and goodwill during the year ended December 31, 2018 compared with the prior year.

Net cash provided by operating activities – discontinued operations decreased during the year ended December 31, 2018 compared with the prior year primarily driven by the additional tax provision relating to the gain from the sale of our investment in Netsmart on December 31, 2018. Netsmart generated cash from operations during both 2018 and 2017. During 2018, Netsmart’s cash provided by operations decreased by approximately $16 million primarily driven by higher interest expenses paid attributable to Netsmart’s credit facilities.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Net cash provided by operating activities – continuing operations decreased during the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to higher transaction-related and legal expenses, including legal settlements during 2017, and higher interest expenses. These increases were partly offset by improved working capital. The increase in non-cash adjustments to net loss was primarily driven by other-than-temporary impairment charges associated with long-term investments.

Net cash provided by operating activities – discontinued operations increased during the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to a full year of results being included in 2017 as compared with a partial year in 2016. In addition, during the year ended December 31, 2017, Netsmart had higher earnings compared with the prior year. These increases were partly offset by higher interest expenses paid attributable to Netsmart’s debt.

Investing Cash Flow Activities

				2018 $	2017 $
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Capital expenditures	$(31,309)	$(38,759)	$(32,107)	$7,450	$(6,652)
Capitalized software	(113,308)	(118,241)	(92,179)	4,933	(26,062)
Cash paid for business acquisitions, net of cash acquired	(177,233)	(169,823)	(99,837)	(7,410)	(69,986)
Cash received from sale of businesses, net	807,764	0	0	807,764	0
Purchases of equity securities, other investments and related intangible assets	(16,934)	(5,606)	(21,185)	(11,328)	15,579
Other proceeds from investing activities	54	215	37	(161)	178
Net cash provided by (used in) investing activities - continuing operations	469,034	(332,214)	(245,271)	801,248	(86,943)
Net cash used in investing activities - discontinued operations	(221,021)	(80,758)	(908,735)	(140,263)	827,977
Net cash provided by (used in) investing activities	$248,013	$(412,972)	$(1,154,006)	$660,985	$741,034

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

We had cash inflows from investing activities – continuing operations during the year ended December 31, 2018 compared with cash outflows from investing activities – continuing operations during the year ended December 31, 2017, which was primarily driven by cash proceeds of $567 million from the sale of our investment in Netsmart and $241 million of net cash proceeds from the divestiture of the OneContent business during 2018. In addition, during 2018 we made additional investments in business acquisitions, which were mostly offset by lower overall capital expenditures.

Net cash used in investing activities – discontinued operations increased during the year ended December 31, 2018 compared with the prior year, primarily due to larger business acquisitions completed by Netsmart during 2018.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Net cash used in investing activities – continuing operations increased during the year ended December 31, 2017 compared with the year ended December 31, 2016. This increase was primarily driven by cash used for the acquisitions of the EIS Business from McKesson Corporation in 2017 and higher overall capital expenditures.

Net cash used in investing activities – discontinued operations decreased during the year ended December 31, 2017 compared with the year ended December 31, 2016. During 2016, we completed the acquisition of Netsmart for $937 million, which in turn also invested in business acquisitions. In comparison, cash used for business acquisition transactions by Netsmart during 2017 was significantly lower.

Financing Cash Flow Activities

				2018 $	2017 $
	Year Ended December 31,			Change	Change
(In thousands)	2018	2017	2016	from 2017	from 2016
Proceeds from sale or issuance of common stock	$1,283	$1,568	$84	$(285)	$1,484
Excess tax benefits from stock-based compensation	0	0	1,014	0	(1,014)
Taxes paid related to net share settlement of equity awards	(9,466)	(7,269)	(8,204)	(2,197)	935
Payments of capital lease obligations	(553)	(1,283)	(370)	730	(913)
Credit facility payments	(713,751)	(138,139)	(155,170)	(575,612)	17,031
Credit facility borrowings, net of issuance costs	430,843	325,001	250,000	105,842	75,001
Repurchase of common stock	(138,928)	(12,077)	(121,241)	(126,851)	109,164
Payment of acquisition financing obligations	(4,645)	0	0	(4,645)	0
Purchases of subsidiary shares owned by non-controlling interest	(7,198)	0	0	(7,198)	0
Net cash (used in) provided by financing activities - continuing operations	(442,415)	167,801	(33,887)	(610,216)	201,688
Net cash provided by financing activities - discontinued operations	149,432	30,784	899,158	118,648	(868,374)
Net cash (used in) provided by financing activities	$(292,983)	$198,585	$865,271	$(491,568)	$(666,686)

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

We used cash in financing activities – continuing operations during the year ended December 31, 2018 compared with cash inflows from financing activities – continuing operations during the year ended December 31, 2017, which was primarily driven by higher repayments of borrowings outstanding under our senior secured credit facility and higher common stock repurchases. At the end of 2018, we used a portion of the proceeds from the sale of our investment in Netsmart to repay balances outstanding under our senior secured credit facilities. Earlier in 2018, we borrowed funds to complete the acquisitions of Health Grid and Practice Fusion, and acquire the outstanding minority interest in a third party in which we initially acquired a controlling interest in April 2015.

Net cash provided by financing activities – discontinued operations increased during the year ended December 31, 2018 compared with the prior year primarily due to higher borrowings by Netsmart used to finance business acquisitions.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Net cash provided by financing activities – continuing operations increased during the year ended December 31, 2017 compared with the year ended December 31, 2016, primarily due to smaller amount of common stock repurchases and higher senior secured credit facility net borrowings. During 2017, we borrowed $170 million under our revolving credit facility to finance the acquisition of the EIS Business.

Net cash provided by financing activities – discontinued operations decreased during the year ended December 31, 2017 compared with the year ended December 31, 2016, primarily due lower credit facility net borrowings. During 2017, Netsmart borrowed $51 million under its senior secured term loan to finance business acquisitions. In comparison, during 2016, borrowings totaled $824 million and were primarily used to complete the Netsmart acquisition.

Future Capital Requirements

The following table summarizes future payments under our 1.25% Notes and Senior Secured Credit Facility as of December 31, 2018:

(In thousands)	Total	2019	2020	2021	2022	2023
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$345,000	$0	$0	$0
Senior Secured Credit Facility (2)	350,000	20,000	27,500	30,000	37,500	235,000
Total principal payments	695,000	20,000	372,500	30,000	37,500	235,000
Interest payments:
1.25% Cash Convertible Senior Notes (1)	8,626	4,313	4,313	0	0	0
Senior Secured Credit Facility (2) (3)	45,474	11,786	11,235	10,494	9,690	2,269
Total interest payments	54,100	16,099	15,548	10,494	9,690	2,269
Total future debt payments	$749,100	$36,099	$388,048	$40,494	$47,190	$237,269

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2)	Assumes no additional borrowings after December 31, 2018 and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on December 31, 2018, which was 4.52%.

Revolving Credit Facilities

We have a $900 million senior secured revolving facility (the “Revolving Facility”) that expires on February 15, 2023. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. We had no borrowings and $0.8 million of letters of credit outstanding under the Revolving Facility as of December 31, 2018. We had $899 million available, net of outstanding letters of credit, under the Revolving Facility as of December 31, 2018. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings. Refer to Note 8, “Debt” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information.

Other Matters Affecting Future Capital Requirements

During 2017, we completed renegotiations with Atos and our other largest hosting partners to improve the operating cost structure of our private cloud hosting operations. As a result of these renegotiations, we signed a new amended and restated agreement with Atos and, therefore, starting in 2018, we began to transition substantially all of our hosting services to Atos. The increased scale of the relationship is expected to result in future reductions in the base fees and volume fee rates. The new amended and restated agreement extends the term to 2023 with annual auto-renewal periods for an additional two years thereafter. The new agreement also provides for the payment of initial annual base fees of $30 million per year (decreasing to $25 million by the end of the agreement) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. During the year ended December 31, 2018, we incurred $56 million of expenses under our agreement with Atos, which are included in cost of revenue in our consolidated statements of operations.

Our total investment in research and development efforts during 2018 increased compared with 2017. The increase in capitalized software development costs was primarily driven by our continued investment in expanding the capabilities and functionality of our traditional ambulatory, acute and post-acute platforms as well as incremental investments in the emerging areas of precision medicine and cloud-based solution delivery. In addition, we incurred costs to integrate the solutions acquired through recent acquisitions. Our total spending consists of research and development costs directly recorded to expense which are offset by the capitalization of eligible development costs.

To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Research and development costs directly recorded to expense	$268,409	$202,282	$178,534
Capitalized software development costs per consolidated statement of cash flows (1)	113,308	118,241	92,179
Total non-GAAP R&D-related spending	$381,717	$320,523	$270,713
Total revenue	$1,749,962	$1,497,708	$1,386,069
Total non-GAAP R&D-related spending as a % of total revenue	22%	21%	20%

(1)	Amount for the years ended December 31, 2018 and 2017 include $0 million and $24 million, respectively, of third-party software purchases to supplement our internal software development efforts.

We believe that our cash and cash equivalents of $185 million as of December 31, 2018, our future cash flows, and our borrowing capacity under our Revolving Facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our credit facilities or issue additional equity or debt securities.

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

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. The following table summarizes our significant contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash in future periods, assuming all obligations reach maturity. We do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from the sale of our products and services that are not reflected in the following table.

		Payments due by period
(In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Balance sheet obligations: (1)
Debt:
Principal payments	$695,000	$20,000	$372,500	$30,000	$37,500	$235,000	$0
Interest payments	54,100	16,099	15,548	10,494	9,690	2,269	0
Capital leases	1,833	1,351	422	46	14	0	0
Other obligations: (2)
Non-cancelable operating leases	132,281	26,330	22,394	18,824	17,493	15,582	31,658
Purchase obligations (3)	120,369	57,525	35,097	16,734	11,013	0	0
Agreement with Atos	535,228	96,010	91,355	84,989	80,318	74,567	107,989
Letters of Credit	821	821	0	0	0	0	0
Total contractual obligations	$1,539,632	$218,136	$537,316	$161,087	$156,028	$327,418	$139,647

(1)

Our liability for uncertain tax positions was $20 million as of December 31, 2018. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have also excluded net deferred tax liabilities of $53 million from the amounts presented in the table as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

(2)

We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K as of December 31, 2018. Additionally, we have obligations to pay contingent consideration associated with acquisitions of $25.8 million as of December 31, 2018 2018. Such contingent consideration obligations are excluded from the above table since their payment is based on future financial objectives, the achievement of which we cannot predict.

(3)	Purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily changes in United States interest rates and changes in LIBOR, and primarily due to our borrowing under the Senior Secured Credit Facility. Based on the principal balance of $350 million of debt outstanding under the Senior Secured Credit Facility as of December 31, 2018, an increase in interest rates of 1.0% will cause a corresponding increase in annual interest expense of approximately $3.5 million.

We have global operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2018 have not had a material impact on our financial position or operating results. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. An exception to this is our development and shared services center in India and our local operations in Israel, where we are required to make payments in local currency but which we fund in United States dollars. We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. As of December 31, 2018, there were 12 forward contracts outstanding that were staggered to mature monthly starting in January 2019 and ending in December 2019. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2019. As of December 31, 2018, the total notional amount of each outstanding forward contract was 160 million INR, or the equivalent of $2.3 million, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2018. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. The forward contracts resulted in net gains of $0.5 million and $2.7 million during the years ended December 31, 2018 and 2017, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2019 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Raleigh, North Carolina

February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Allscripts Healthcare Solutions, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 22, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 22, 2019

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$174,243	$119,470
Restricted cash	10,552	11,524
Accounts receivable, net of allowance of $50,406 and $31,386 as of December 31, 2018 and December 31, 2017, respectively	465,264	492,560
Contract assets	66,451	0
Prepaid expenses and other current assets	142,455	106,455
Current assets attributable to discontinued operations	0	127,101
Total current assets	858,965	857,110
Fixed assets, net	121,913	135,417
Software development costs, net	209,660	194,845
Intangible assets, net	431,081	435,573
Goodwill	1,373,744	1,292,747
Deferred taxes, net	5,036	4,574
Contract assets - long-term	71,879	0
Other assets	109,206	146,851
Long-term assets attributable to discontinued operations	0	1,163,033
Total assets	$3,181,484	$4,230,150

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)	December 31, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,166	$85,749
Accrued expenses	106,072	77,800
Accrued compensation and benefits	100,076	83,072
Income tax payable	29,644	0
Deferred revenue	466,797	478,574
Current maturities of long-term debt	20,059	27,687
Current maturities of capital lease obligations	996	1,102
Current liabilities attributable to discontinued operations	920	135,641
Total current liabilities	797,730	889,625
Long-term debt	647,539	906,725
Long-term capital lease obligations	768	2,347
Deferred revenue	15,984	19,208
Deferred taxes, net	58,470	23,258
Other liabilities	80,566	89,864
Long-term liabilities attributable to discontinued operations	0	707,516
Total liabilities	1,601,057	2,638,543
Redeemable convertible non-controlling interest attributable to discontinued operations	0	431,535
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and December 31, 2017	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2018 and December 31, 2017; 270,955 and 171,224 shares issued and outstanding as of December 31, 2018, respectively; 269,335 and 180,832 shares issued and outstanding as of December 31, 2017, respectively	2,709	2,693
Treasury stock: at cost, 99,731 and 88,504 shares as of December 31, 2018 and December 31, 2017, respectively	(460,543)	(322,735)
Additional paid-in capital	1,881,494	1,781,059
Retained earnings (accumulated deficit)	132,842	(338,150)
Accumulated other comprehensive loss	(5,389)	(1,985)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,551,113	1,120,882
Non-controlling interest	29,314	39,190
Total stockholders’ equity	1,580,427	1,160,072
Total liabilities and stockholders’ equity	$3,181,484	$4,230,150

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Revenue:
Software delivery, support and maintenance	$1,128,263	$958,187	$899,299
Client services	621,699	539,521	486,770
Total revenue	1,749,962	1,497,708	1,386,069
Cost of revenue:
Software delivery, support and maintenance	357,039	295,593	276,401
Client services	565,504	484,591	437,154
Amortization of software development and acquisition-related assets	102,876	84,725	71,215
Total cost of revenue	1,025,419	864,909	784,770
Gross profit	724,543	632,799	601,299
Selling, general and administrative expenses	450,967	400,688	334,521
Research and development	268,409	202,282	178,534
Asset impairment charges	58,166	0	4,650
Goodwill impairment charge	13,466	0	0
Amortization of intangible and acquisition-related assets	26,587	17,345	15,884
(Loss) income from operations	(93,052)	12,484	67,710
Interest expense	(50,914)	(37,540)	(29,478)
Other income (loss), net	74	(512)	829
Gain on sale of businesses, net	172,258	0	0
Impairment of long-term investments	(15,487)	(165,290)	0
Equity in net income (loss) of unconsolidated investments	259	821	(7,501)
Income (loss) from continuing operations before income taxes	13,138	(190,037)	31,560
Income tax (provision) benefit	(469)	5,514	(309)
Income (loss) from continuing operations, net of tax	12,669	(184,523)	31,251
Loss from discontinued operations	(72,836)	(11,915)	(46,344)
Gain on sale of Netsmart	500,471	0	0
Income tax effect on discontinued operations	(32,497)	42,263	18,123
Income (loss) from discontinued operations, net of tax	395,138	30,348	(28,221)
Net income (loss)	407,807	(154,175)	3,030
Less: Net loss (income) attributable to non-controlling interests	4,527	1,566	(146)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	(48,594)	(43,850)	(28,536)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$363,740	$(196,459)	$(25,652)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$0.10	$(1.02)	$0.17
Discontinued operations	1.97	(0.07)	(0.31)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$2.07	$(1.09)	$(0.14)

Diluted
Continuing operations	$0.10	$(1.02)	$0.17
Discontinued operations	1.94	(0.07)	(0.31)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$2.04	$(1.09)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income (loss)	$407,807	$(154,175)	$3,030
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,908)	3,352	(1,528)
Change in unrealized gain (loss) on available for sale securities	0	56,359	(56,359)
Change in fair value of derivatives qualifying as cash flow hedges	(873)	114	597
Other comprehensive (loss) income before income tax (provision) benefit	(3,781)	59,825	(57,290)
Income tax benefit (provision) related to items in other comprehensive income (loss)	377	19	(297)
Total other comprehensive (loss) income	(3,404)	59,844	(57,587)
Comprehensive income (loss)	404,403	(94,331)	(54,557)
Less: Comprehensive loss (income) attributable to non-controlling interests	4,527	1,566	(146)
Comprehensive income (loss), net	$408,930	$(92,765)	$(54,703)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2018	2017	2016
Number of Common Shares Issued
Balance at beginning of year	269,335	267,997	266,545
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,620	1,338	1,452
Balance at end of year	270,955	269,335	267,997
Common Stock
Balance at beginning of year	$2,693	$2,680	$2,665
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	16	13	15
Balance at end of year	$2,709	$2,693	$2,680
Number of Treasury Stock Shares Purchased
Balance at beginning of year	(88,504)	(87,487)	(77,237)
Issuance of treasury stock	76	22	0
Purchase of treasury stock	(11,303)	(1,039)	(10,250)
Balance at end of year	(99,731)	(88,504)	(87,487)
Treasury Stock
Balance at beginning of year	$(322,735)	$(310,993)	$(189,753)
Issuance of treasury stock	1,121	335	0
Purchase of treasury stock	(138,929)	(12,077)	(121,240)
Balance at end of year	$(460,543)	$(322,735)	$(310,993)
Additional Paid-In Capital
Balance at beginning of year	$1,781,059	$1,789,959	$1,789,449
Stock-based compensation	34,638	35,337	34,544
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(8,197)	(5,767)	(8,133)
Tax deficiency realized upon exercise of stock-based awards	0	0	(1,280)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	72,386	(43,850)	(28,536)
Subsidiary issuance of common stock	0	1,473
Issuance of treasury stock	(61)	(76)	0
Warrants issued	2,729	3,983	3,915
Acquisition of non-controlling interest	(1,060)	0	0
Balance at end of year	$1,881,494	$1,781,059	$1,789,959
Accumulated Deficit
Balance at beginning of year	$(338,150)	$(187,351)	$(190,235)
Net (loss) income less net income attributable to non-controlling interests	412,334	(152,609)	2,884
Recognition of previously unrecognized excess tax benefits	0	1,810	0
ASC 606 implementation adjustments	58,658	0	0
Balance at end of year	$132,842	$(338,150)	$(187,351)
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(1,985)	$(61,829)	$(4,242)
Foreign currency translation adjustments, net	(2,908)	3,352	(1,528)
Unrecognized gain on derivatives qualifying as cash flow hedges, net of tax	(496)	72	361
Unrecognized gain (loss) on available for sale securities, net of tax	0	56,420	(56,420)
Balance at end of year	$(5,389)	$(1,985)	$(61,829)
Non-controlling interest
Balance at beginning of year	$39,190	$40,735	$11,189
Acquisition of non-controlling interest	(5,349)	21	29,400
Net (loss) income attributable to non-controlling interests	(4,527)	(1,566)	146
Balance at end of year	$29,314	$39,190	$40,735
Total Stockholders’ Equity at beginning of year	$1,160,072	$1,273,201	$1,419,073
Total Stockholders’ Equity at end of year	$1,580,427	$1,160,072	$1,273,201

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$407,807	$(154,175)	$3,030
Less: Income (loss) from discontinued operations	395,138	30,348	(28,221)
Income (loss) from continuing operations	12,669	(184,523)	31,251
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	192,346	157,328	136,328
Stock-based compensation expense	34,638	36,540	37,093
Deferred taxes	4,144	(10,228)	(4,520)
Asset impairment charges	58,166	0	4,650
Goodwill impairment charge	13,466	0	0
Impairment of long-term investments	15,487	165,290	0
Equity in net income of unconsolidated investments	(259)	(821)	7,501
Gain on sale of businesses, net	(172,258)	0	0
Other (losses) income, net	(9,079)	3,726	3,526
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	(109,134)	(95,189)	(8,918)
Prepaid expenses and other assets	(55,818)	13,219	4,454
Accounts payable	(19,159)	(19,785)	45,524
Accrued expenses	40,484	10,131	(2,774)
Accrued compensation and benefits	13,440	18,717	(10,514)
Deferred revenue	58,010	112,684	(11,418)
Other liabilities	12,091	17,969	2,165
Net cash provided by operating activities - continuing operations	89,234	225,058	234,348
Net cash (used in) provided by operating activities - discontinued operations	(21,343)	54,357	34,656
Net cash provided by operating activities	67,891	279,415	269,004
Cash flows from investing activities:
Capital expenditures	(31,309)	(38,759)	(32,107)
Capitalized software	(113,308)	(118,241)	(92,179)
Cash paid for business acquisitions, net of cash acquired	(177,233)	(169,823)	(99,837)
Cash received from sale of businesses, net	807,764	0	0
Purchases of equity securities, other investments and related intangible assets	(16,934)	(5,606)	(21,185)
Other proceeds from investing activities	54	215	37
Net cash provided by (used in) investing activities - continuing operations	469,034	(332,214)	(245,271)
Net cash used in investing activities - discontinued operations	(221,021)	(80,758)	(908,735)
Net cash provided by (used in) investing activities	248,013	(412,972)	(1,154,006)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	1,283	1,568	84
Excess tax benefits from stock-based compensation	0	0	1,014
Taxes paid related to net share settlement of equity awards	(9,466)	(7,269)	(8,204)
Payments of capital lease obligations	(553)	(1,283)	(370)
Credit facility payments	(713,751)	(138,139)	(155,170)
Credit facility borrowings, net of issuance costs	430,843	325,001	250,000
Repurchase of common stock	(138,928)	(12,077)	(121,241)
Payment of acquisition financing obligations	(4,645)	0	0
Purchases of subsidiary shares owned by non-controlling interest	(7,198)	0	0
Net cash (used in) provided by financing activities - continuing operations	(442,415)	167,801	(33,887)
Net cash provided by financing activities - discontinued operations	149,432	30,784	899,158
Net cash (used in) provided by financing activities	(292,983)	198,585	865,271
Effect of exchange rate changes on cash and cash equivalents	(624)	860	(532)
Net increase (decrease) in cash and cash equivalents	22,297	65,888	(20,263)
Cash, cash equivalents and restricted cash, beginning of period	162,498	96,610	116,873
Cash, cash equivalents and restricted cash, end of period	184,795	162,498	96,610
Less: Cash and cash equivalents included in current assets attributable to discontinued operations	0	(31,504)	(25,064)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$184,795	$130,994	$71,546
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

Change in Presentation

During 2018, we changed the presentation of certain bundled revenue streams and the associated cost of revenue which were previously included as part of software delivery, support and maintenance revenue. Under the new presentation, these amounts are included as part of client services revenue and cost of revenue, respectively. We have recast previously reported revenue and cost of revenue amounts to conform with the new presentation. This change in presentation had no impact on previously reported gross profit, net income (loss) or earnings (loss) per share.

The following table illustrates the recast of cost of revenue and gross profit for the quarterly periods and the year ended December 31, 2018. Quarterly revenue previously reported during fiscal 2018 already reflected this change in presentation.

	Quarter ended				Year ended
(In thousands)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Cost of revenue reclassification:
Software delivery, support and maintenance	$(4,033)	$(7,202)	$(6,394)	$(6,400)	$(24,029)
Client services	4,033	7,202	6,394	6,400	24,029
Amortization of software development and acquisition-related assets	0	0	0	0	0
Total cost of revenue:	0	0	0	0	0

Gross profit impact:
Software delivery, support and maintenance	(4,033)	(7,202)	(6,394)	(6,400)	(24,029)
Client services	4,033	7,202	6,394	6,400	24,029
Total gross profit	$0	$0	$0	$0	$0

The following table illustrates the recast for revenue and associated cost of revenue for the quarterly periods and the year ended December 31, 2017:

	Quarter ended				Year ended
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Revenue reclassification:
Software delivery, support and maintenance	$(4,270)	$(4,239)	$(5,119)	$(4,703)	$(18,331)
Client services	4,270	4,239	5,119	4,703	18,331
Total revenue	0	0	0	0	0

Cost of revenue reclassification:
Software delivery, support and maintenance	(5,056)	(5,556)	(5,454)	(5,454)	(21,520)
Client services	5,056	5,556	5,454	5,454	21,520
Amortization of software development and acquisition-related assets	0	0	0	0	0
Total cost of revenue:	0	0	0	0	0

Gross profit impact:
Software delivery, support and maintenance	786	1,317	335	751	3,189
Client services	(786)	(1,317)	(335)	(751)	(3,189)
Total gross profit	$0	$0	$0	$0	$0

The following table illustrates the recast of revenue and associated cost of revenue for the year ended December 31, 2016:

Year ended
(In thousands)	December 31, 2016
Revenue reclassification:
Software delivery, support and maintenance	$(8,734)
Client services	8,734
Total revenue	0

Cost of revenue reclassification:
Software delivery, support and maintenance	(17,831)
Client services	17,831
Amortization of software development and acquisition-related assets	0
Total cost of revenue:	0

Gross profit impact:
Software delivery, support and maintenance	9,097
Client services	(9,097)
Total gross profit	$0

Revenue Recognition

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”) effective on January 1, 2018 using the modified retrospective method. ASU 2014-09 superseded nearly all previously existing revenue recognition guidance under GAAP. Refer to Note 2, “Revenue from Contracts with Customers” for detailed discussion about our revenue recognition accounting policies.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The fair values of these investments approximate their carrying values.

Other Financial Assets and Liabilities

Investments classified as available for sale securities included certain equity instruments which have a readily determinable market value. Changes in market value for these instruments, excluding other-than-temporary impairments, are reflected in other comprehensive income. Realized gains and losses are recorded using the specific identification method. We recognized other-than-temporary impairment charges of $142.2 million relating to these equity instrument during the second quarter of 2017. During the third quarter of 2017, we recognized an additional $20.7 million loss upon the final disposition of these instruments in connection with the NantHealth patient/provider engagement solutions business acquisition (refer to Note 3, “Business Combinations and Other Investments”). There were no other-than-temporary impairments related to our available for sale securities for the years ended December 31, 2018 and 2016.

We also have investments in other equity investments for which it is not practicable to estimate fair value primarily because of their illiquidity and restricted marketability. Such investments are accounted under the cost and equity methods of accounting. Refer to Note 3, “Business Combinations and Other Investments” for additional information about these investments.

Our long-term financial liabilities include borrowings outstanding under our Senior Secured Credit Facility (as defined in Note 8, “Debt”), with carrying values that approximate fair value since the variable interest rates approximate current market rates. In addition, as of December 31, 2018, the fair value of the 1.25% Notes (as defined in Note 8, “Debt”) was approximately equal to the 1.25% Notes’ principal balance (or par). We utilized the 1.25% Notes’ market trading prices near December 31, 2018 in making this fair value assessment. See Note 8, “Debt” for further information regarding our long-term financial liabilities.

Derivative Financial Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. See Note 14, “Derivative Financial Instruments” for information regarding gains and losses from derivative instruments during the years ended December 31, 2018, 2017 and 2016.

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

Contingent Liabilities

A liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event. We accrue a liability for an estimated loss if we determine that the potential loss is probable of occurring and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed under the straight-line method over the estimated useful lives of the related assets. The depreciable life of leasehold improvements is the shorter of the lease term or the useful life. Upon asset retirement or other disposition, the fixed asset cost and the related accumulated depreciation or amortization are removed from the accounts, and any gain or loss is included in the consolidated statements of operations. Amounts incurred for repairs and maintenance are expensed as incurred.

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

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, an impairment loss equal to the excess will be recorded not to exceed the carrying amount of goodwill assigned to the reporting unit. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of an asset to its estimated fair value. If we determine that the carrying value of an asset exceeds its estimated fair value, an impairment loss equal to the excess will be recorded.

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

In accordance with GAAP, definite-lived intangible assets are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize their value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time.

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

Software Development Costs

We capitalize purchased software upon acquisition if it is accounted for as internal-use software or if it meets the future alternative use criteria. We capitalize incurred labor costs for software development from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal-use software, until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Upon the availability for general release, we commence amortization of the capitalized software costs on a product by product basis. Amortization of capitalized software is recorded using the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable product or (ii) the straight-line method over the remaining estimated economic life, which is estimated to be three to five years.

At each balance sheet date, the unamortized capitalized costs of a software product are compared with the net realizable value of that product. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility set forth at the time of sale. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. If we determine that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value is recorded as a charge to earnings.

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2018	2017
Software development costs	$317,637	$280,146
Less: accumulated amortization	(107,977)	(85,301)
Software development costs, net	$209,660	$194,845

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

	Year Ended December 31,
(In thousands)	2018	2017	2016
Capitalized software development costs	$113,308	$94,740	$115,710
Write-offs and divestitures of capitalized software development costs	$34,083	$0	$4,625
Amortization of capitalized software development costs	$64,409	$51,589	$40,764

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the income tax (provision) benefit line of our consolidated statements of operations.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and multiple countries outside of the United States.

Stock-Based Compensation

We account for stock-based compensation in accordance with GAAP, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the requisite service period typically on a straight-line basis, net of estimated forfeitures. We recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The net proceeds from stock-based compensation activities are reflected as a financing activity within the accompanying consolidated statements of cash flows. We settle employee stock option exercises and stock awards with newly issued common shares. Refer to Note 10, “Stock Award Plans” for detailed discussion about our stock-based incentive plans.

Employee Benefit Plans

We provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Company contributions to employee benefit plans	$29,393	$18,861	$18,329

Foreign Currency

The determination of the functional currency of our foreign subsidiaries is made based on the appropriate economic and management indicators. Our foreign subsidiaries use the local currency of their respective countries as the functional currency, with the exception of our operating subsidiaries in India and Israel which use the United States dollar as a functional currency. The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into United States dollars at the exchange rates in effect at the consolidated balance sheet date, while revenues and expenses are translated at the average rates of exchange during the year. Translation gains and losses are not included in determining net income or loss but are included as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in determining net income or loss and have not been material in any years presented in the accompanying consolidated statements of operations. We periodically enter into non-deliverable forward foreign currency exchange contracts in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. See Note 14, “Derivative Financial Instruments,” for information regarding these foreign currency exchange contracts.

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

The majority of our revenue is derived from clients located in the United States. The majority of long-lived assets are also located in the United States. No single client accounted for more than 10% of our revenue in the years ended December 31, 2018, 2017 and 2016. No client represented more than 10% of accounts receivable as of December 31, 2018 or 2017.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. An entity may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment, if any, and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk (i.e., the entity’s own credit risk), should be presented separately in other comprehensive income and not as a component of net income. ASU 2016-01 also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for sale securities in combination with the entity’s other deferred tax assets. We adopted ASU 2016-01 effective January 1, 2018 and there was no immediate impact upon adoption. Refer to Note 3, “Business Combinations and Other Investments” for additional information regarding our unconsolidated equity investments.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which provides new accounting guidance to simplify the accounting for goodwill impairment. ASU 2017-04 removes Step Two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill assigned to the reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. We adopted ASU 2017-04 on October 1, 2018 on a prospective basis and applied this new guidance as part of our annual goodwill assessment performed during the fourth quarter of 2018.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” (“ASU 2018-15”), which discusses customer accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Training costs and certain data conversion costs that cannot be capitalized under Subtopic 350-40 also cannot be capitalized for a hosting arrangement that is a service contract. Costs for implementation activities in the application development state are capitalized depending on the nature of the costs, while costs incurred during preliminary stages are expensed. ASU 2018-15 requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and apply existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs related to each module or component of a hosting arrangement that is a service contract. ASU 2018-15 also requires the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.  The entity is required to present the capitalized implementation costs in the balance sheet in the same line item that a prepayment for the hosting arrangement fees would be presented. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. We early adopted ASU 2018-15 on a prospective basis effective October 1, 2018. There was no significant impact to the consolidated financial statements upon adoption.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We plan to adopt ASU 2016-02 effective January 1, 2019 using the cumulative-effect adjustment transition method approved by the FASB in July 2018. We are in the process of implementing changes to our processes and internal controls to meet the new reporting and disclosure requirements. We have implemented a software tool to assist us in the calculation of the amount of additional assets and liabilities to be included on our consolidated balance sheet related to leases currently classified as operating leases with durations greater than twelve months. In addition to existing lease agreements, we have also reviewed service contracts and other agreements to determine if they contain an embedded lease. We currently expect to record right of use assets of approximately $105 million and lease liabilities of approximately $125 million upon the adoption of ASU 2016-02. We do not anticipate any material changes to our operating results or liquidity as a result of the adoption of ASU 2016-12.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provides new accounting guidance to simplify and improve the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We plan to adopt ASU 2017-12 effective January 1, 2019 and do not expect any immediate impact upon adoption.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for interim and annual periods beginning after December 15, 2018. We plan to adopt ASU 2018-07 effective January 1, 2019 and do not expect any immediate impact upon adoption.

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

The reported results for the year ended December 31, 2018 reflect the adoption of ASC 606. The comparative information for the years ended December 31, 2017 and 2016 has not been restated and will continue to be reported under the previous guidance of ASC 605, which was in effect during those periods. The table below reflects the cumulative adjustments that were made to balances previously reported in the consolidated balance sheet as of December 31, 2017.

	As Reported	Adjustments	Adjusted
(In thousands)	December 31, 2017	due to ASC 606	January 1, 2018
Accounts receivable, net	$492,560	$(19,290)	$473,270
Contract assets	0	77,791	77,791
Prepaid expenses and other current assets	106,455	7,381	113,836

Deferred revenue, current	478,574	(12,810)	465,764
Deferred revenue, long-term	19,208	0	19,208
Deferred taxes, net	23,258	20,034	43,292
Accumulated deficit	(338,150)	58,658	(279,492)

The following tables compare the reported consolidated balance sheet and statement of operations for the year ended December 31, 2018 to the pro-forma amounts assuming the previous guidance of ASC 605 had been in effect:

	December 31, 2018
(In thousands)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Accounts receivable, net	$465,264	$54,489	$519,753
Contract assets	66,451	(66,451)	0
Prepaid expenses and other current assets	142,455	(7,719)	134,736
Contract assets - long-term	71,879	(71,879)	0

Deferred revenue, current	466,797	14,691	481,488
Deferred taxes, net	58,470	(27,195)	31,275
Retained earnings	132,842	(79,056)	53,786

	Twelve Months Ended December, 31, 2018
(In thousands, except per share amounts)	As reported under ASC 606	Adjustments due to ASC 606	Pro forma under ASC 605
Software delivery, support and maintenance	$1,128,263	$(21,780)	$1,106,483
Client services	621,699	(6,185)	615,514
Gross profit	724,543	(26,906)	697,637
Selling, general and administrative expenses	450,967	(176)	450,791
Loss from operations	(93,052)	(26,730)	(119,782)
Income (loss) from continuing operations before income taxes	13,138	(27,559)	(14,421)
Income tax (provision) benefit	(469)	7,160	6,691
Income (loss) from continuing operations, net of tax	12,669	(20,399)	(7,730)
Net income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$363,740	$(20,399)	$343,341
Earnings per share - basic attributable to Allscripts Healthcare Solutions, Inc. stockholders	$2.07	$(0.12)	$1.95
Earnings per share - diluted attributable to Allscripts Healthcare Solutions, Inc. stockholders	$2.04	$(0.11)	$1.93

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

Costs to Obtain or Fulfill a Contract

Under ASC 605, we only capitalized direct sales commissions that were specifically associated with new or renewal contracts. The new revenue recognition guidance under ASC 606 requires the capitalization of all incremental costs of obtaining a contract with a customer that an entity expects to recover. As part of our implementation efforts, we identified certain indirect commissions and other payments that were eligible for capitalization under ASC 606 as they were incremental costs solely associated with new or renewal contracts that we expected to recover. Certain costs related to the fulfillment of contracts are also capitalized. As a result, we recorded a deferral for such costs of $5.5 million, net of tax, upon adoption of the new guidance on January 1, 2018, which was included in the cumulative effect of initially applying ASC 606.

Capitalized costs to obtain or fulfill a contract are amortized over periods ranging from two to six years which represent the initial contract term or a longer period, if renewals are expected and the renewal commission, if any, is not commensurate with the initial commission. We classify such capitalized costs as current or non-current based on the expected timing of expense recognition. The current and non-current portions are included in Prepaid expenses and other current assets, and Other assets, respectively, in our consolidated balance sheets.

At December 31, 2018, we had capitalized costs to obtain or fulfill a contract of $24.7 million in Prepaid and other current assets and $33.8 million in Other assets. During the year ended December 31, 2018, we recognized $29.7 million of amortization expense related to such capitalized costs, which is included in selling, general and administrative expenses.

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

The breakdown of revenue recognized related based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Revenue related to deferred revenue balance at beginning of period	$181,398	$196,163	$153,151	$141,127
Revenue related to new performance obligations satisfied during the period	200,232	180,001	225,641	237,963
Revenue recognized under "right-to-invoice" expedient	49,403	62,533	51,288	60,593
Reimbursed travel expenses, shipping and other revenue	2,689	2,767	2,350	2,663
Total revenue	$433,722	$441,464	$432,430	$442,346

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $3.9 billion as of December 31, 2018, of which we expect to recognize approximately 39% over the next 12 months, and the remaining 61% thereafter.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenue:
Software delivery, support and maintenance
Recurring revenue	$967,990	$802,080	$752,084
Non-recurring revenue	160,273	156,107	147,215
Total software delivery, support and maintenance	1,128,263	958,187	899,299
Client services
Recurring revenue	$443,752	$374,640	$324,635
Non-recurring revenue	177,947	164,881	162,135
Total client services	621,699	539,521	486,770
Total revenue	$1,749,962	$1,497,708	$1,386,069

	Twelve Months Ended December 31, 2018
(In thousands)	Clinical and Financial Solutions	Population Health	Unallocated	Total
Software delivery, support and maintenance	$958,144	$168,275	$1,844	$1,128,263
Client services	607,843	22,431	(8,575)	621,699
Total revenue	$1,565,987	$190,706	$(6,731)	$1,749,962

	Twelve Months Ended December 31, 2017
(In thousands)	Clinical and Financial Solutions	Population Health	Unallocated	Total
Software delivery, support and maintenance	$808,611	$160,015	$(10,439)	$958,187
Client services	528,419	13,794	(2,692)	539,521
Total revenue	$1,337,030	$173,809	$(13,131)	$1,497,708

	Twelve Months Ended December 31, 2016
(In thousands)	Clinical and Financial Solutions	Population Health	Unallocated	Total
Software delivery, support and maintenance	$710,679	$165,532	$23,088	$899,299
Client services	472,517	11,862	2,391	486,770
Total revenue	$1,183,196	$177,394	$25,479	$1,386,069

3. Business Combinations and Other Investments

2018 Business Combinations and Divestitures

Acquisition of Health Grid

On May 18, 2018, we acquired all the capital stock of Health Grid Holding Company, a Delaware corporation (“Health Grid”), for a total price of $110.0 million, consisting of an initial payment of $60.0 million plus up to an aggregate of $50.0 million in future earnout payments based on Health Grid achieving certain revenue targets over the three years following the acquisition. At the time of closing, we pre-paid $10.0 million of the earnout payments and the remaining contingent consideration of up to $40.0 million was valued at $23.9 million. Health Grid is a patient engagement solutions provider that assists independent providers, hospitals and health systems to improve patient interactions and satisfaction. We have integrated the capabilities of Health Grid into our FollowMyHealth® platform. The consideration paid for Health Grid is shown below:

(In thousands)
Aggregate purchase price	$60,000
First earnout payment paid by Allscripts	10,000
Fair value of contingent consideration payment	23,915
Closing purchase price adjustments	2,009
Total consideration paid for Health Grid	$95,924

The allocation of the fair value of the consideration transferred as of the acquisition date of May 18, 2018 is shown in the table below. The allocation of purchase price was finalized in the fourth quarter of 2018. The goodwill is not expected to be deductible for tax purposes.

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
		$41,000

We incurred $0.5 million of acquisition costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2018. The results of operations of Health Grid were not material to our consolidated results of operations for the year ended December 31, 2018.

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

The allocation of the fair value of the consideration transferred as of the acquisition date of February 13, 2018 is shown in the table below. The allocation of the purchase price was finalized during the fourth quarter of 2018. The goodwill is not expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$14,951
Accounts receivable, net	13,328
Prepaid expenses and other current assets	809
Fixed assets	1,764
Intangible assets	67,100
Goodwill	35,092
Other assets	42
Accounts payable and accrued expenses	(7,378)
Deferred revenue	(2,400)
Long-term deferred tax liability	(8,853)
Other liabilities	(815)
Net assets acquired	$113,640

The following table summarizes the fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships - Physician Practices	15	$29,000
Customer Relationships - Pharmaceutical Partners	20	19,400
Technology	8	14,800
Tradenames	10	3,900
		$67,100

We incurred $1.2 million of acquisition costs which are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2018. The results of operations of Practice Fusion were not material to our consolidated results of operations for the year ended December 31, 2018.

Netsmart LLC Divestiture

On December 31, 2018, we sold all of the Class A Common Units of Netsmart LLC, a Delaware limited liability company (“Netsmart”), owned by the Company in exchange for $566.6 million, plus a final settlement as determined following the closing pursuant to the terms of the sales agreement. Netsmart was originally acquired in April 2016 and we realized a pre-tax gain on sale of $500.5 million, which is included on the “Gain on sale of Netsmart” line in our consolidated statements of operations for the year ended December 31, 2018. The divestiture of Netsmart is being treated as a discontinued operation as of December 31, 2018. Refer to Note 16, “Discontinued operations” for further details regarding the historical assets, liabilities and results of operations of Netsmart.

Other Acquisitions and Divestitures

On June 15, 2018, we acquired all the outstanding minority interest in a third party for $6.9 million. We initially acquired a controlling interest in the third party in April 2015. Therefore, this transaction was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the year ended December 31, 2018.

On April 2, 2018, we sold substantially all of the assets of the Allscripts’ business providing hospitals and health systems document and other content management software and services generally known as “OneContent” to Hyland Software, Inc., an Ohio corporation (“Hyland”). Allscripts acquired the OneContent business during the fourth quarter of 2017 through the acquisition of the EIS Business (as defined below). Certain assets of Allscripts relating to the OneContent business were excluded from the transaction and retained by Allscripts. In addition, Hyland assumed certain liabilities related to the OneContent business. The total consideration for the OneContent business was $260 million, which was subject to certain adjustments for liabilities assumed by Hyland and net working capital. We realized a pre-tax gain upon sale of $177.9 million which is included in the “Gain on sales of businesses, net” line in our consolidated statements of operations for the year ended December 31, 2018.

On March 15, 2018, we contributed certain assets and liabilities of our Strategic Sourcing business unit, acquired as part of the acquisition of the EIS Business in 2017, into a new entity together with $2.7 million of cash as additional consideration. In exchange for our contributions, we obtained a 35.7% interest in the new entity, which was valued at $4.0 million, and is included in Other assets in our consolidated balance sheet as of December 31, 2018. This investment is accounted for under the equity method of accounting. As a result of this transaction, we recognized an initial pre-tax loss of $0.9 million and $4.7 million in additional losses due to measurement period adjustments upon the finalization of carve-out balances, mainly related to accounts receivable. These losses are included on the “Gain on sale of businesses, net” line in our consolidated statements of operations for the year ended December 31, 2018.

On February 6, 2018, we acquired all of the common stock of a cloud-based analytics software platform provider for a purchase price of $8.0 million in cash. The allocation of the consideration is as follows: $1.1 million of intangible assets related to technology; $0.6 million to customer relationships; $6.6 million of goodwill; $0.8 million to accounts receivable; deferred revenue of $0.6 million and $0.5 million of long-term deferred income tax liabilities. The allocation was finalized in the fourth quarter of 2018. The acquired intangible asset related to technology will be amortized over 8 years using a method that approximates the pattern of economic benefits to be gained from the intangible asset. The customer relationship will be amortized over one year. The goodwill is not expected to be deductible for tax purposes. The results of operations of this acquisition were not material to our consolidated results of operations for the year ended December 31, 2018.

Pre-2018 Business Combination Updates

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

Total consideration for the transaction was as follows:

(In thousands)
Cash	$1,742
Add: Final net working capital surplus	1,022
Add: NantHealth common stock	42,750
Less: Value assigned to modification of existing commercial agreement with NantHealth	(22,900)
Total consideration for NantHealth provider/patient solutions business	$22,614

The allocation of the fair value of the consideration transferred as of the acquisition date of August 25, 2017 is shown in the table below. The allocation has been finalized and the goodwill is expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$21
Accounts receivable, net	2,069
Prepaid expenses and other current assets	1,735
Fixed assets	3,401
Intangible assets	12,400
Goodwill	13,466
Other assets	204
Accounts payable and accrued expenses	(1,477)
Deferred revenue	(9,205)
Net assets acquired	$22,614

The following table summarizes the estimated fair values of the most significant identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	19	$9,200
Technology	5	3,000
Tradenames	5	200
		$12,400

The NantHealth reporting unit incurred goodwill and intangible impairment losses and the existing commercial agreement was expensed during the fourth quarter of 2018. These losses were a result of an analysis of NantHealth’s fair market value conducted during our goodwill impairment review, which is annually performed during the fourth quarter. Refer to Note 6, “Goodwill and Intangible Assets” for further details.

Acquisition of the Enterprise Information Solutions Business from McKesson Corporation

On October 2, 2017, we purchased McKesson Corporation’s Enterprise Information Solutions Business division (the “EIS Business”), which provides certain software solutions and services to hospitals and health systems, by acquiring all of the outstanding equity interests of two indirect, wholly-owned subsidiaries of McKesson. The acquisition of the EIS Business was based on a total enterprise value of $185 million as shown in the table below. The net consideration paid was funded through incremental borrowings under our debt facilities.

(In thousands)
Aggregate purchase price	$185,000
Add: Final net working capital surplus	1,331
Less: Assumption of restructuring indebtedness	(16,834)
Net consideration paid in cash for the EIS Business	$169,497

 The EIS Business acquisition is being accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations. Under the acquisition method of accounting, the fair value of consideration transferred for the EIS Business was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill. The goodwill is expected to be deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected growth and synergies that we believe will result from the integration of the EIS bBusiness with our software solutions and services to hospitals and health systems. The following table summarizes the allocation of the purchase price, which was finalized during the fourth quarter of 2018, as of the acquisition date:

(In thousands)
Cash and cash equivalents	$1,068
Accounts receivable, net	72,996
Prepaid expenses and other current assets	19,358
Fixed assets	9,808
Intangible assets	143,000
Goodwill	61,337
Other assets	1,601
Accounts payable and accrued expenses	(34,285)
Deferred revenue	(102,523)
Other liabilities	(2,863)
Net assets acquired	$169,497

The acquired intangible assets are being amortized over their useful lives, using a method that approximates the pattern of economic benefits to be gained by the intangible asset and consist of the following amounts for each class of acquired intangible asset:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	10	$80,800
Technology	7	58,400
Tradenames	7	3,800
		$143,000

Acquisition costs related to the EIS Business acquisition totaled $4.8 million for the year ended December 31, 2017. These acquisitions costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended 2017.

Supplemental Information

The supplemental pro forma results below were calculated after applying our accounting policies and adjusting the results of the EIS Business to reflect (i) the additional amortization that would have been charged resulting from the fair value adjustments to intangible assets and (ii) the additional interest expense associated with Allscripts’ borrowings under its revolving facility, and (iii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been charged assuming the acquisition occurred on January 1, 2017, together with the consequential tax effects. Supplemental pro forma results for the year ended December 31, 2017 were also adjusted to exclude acquisition-related and transaction costs incurred during this period.

We also acquired the provider/patient engagement solutions business of NantHealth, Inc. (the “NantHealth business”) on August 25, 2017. The pro forma results below give effect to the NantHealth business acquisition and the EIS Business acquisition as if they had occurred on January 1, 2017 by applying pro forma adjustments attributable to these acquisitions to our historical financial results.

	(Unaudited) Year Ended December 31,
(In thousands, except per share amounts)	2018 (2)	2017
Actual from NantHealth since acquisition date of August 25, 2017:
Revenue	n/a	$6,268
Net loss	n/a	$(4,393)

Actual from EIS Business since acquisition date of October 2, 2017: (1)
Revenue	n/a	$77,046
Net loss	n/a	$(15,160)

Supplemental pro forma data for combined entity:
Revenue	n/a	$1,768,530
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	n/a	$(192,653)
Loss per share, basic and diluted	n/a	$(1.07)

______________________

(1)	Revenue and Net loss from the EIS Business excludes revenue and income from discontinued operations. Refer to Note 16, “Discontinued Operations”.
(2)	Pro forma information is not applicable as the results of NantHealth and the EIS Business were fully consolidated in consolidated statements of operations for the year ended December 31, 2018.

The following table summarizes our other equity investments which are included in other assets in the accompanying consolidated balance sheets:

	Number of
	Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at December 31, 2018	Cost	December 31, 2018	December 31, 2017
Equity method investments (1)	8	$7,407	$10,667	$4,258
Cost method investments	5	37,874	25,923	22,020
Total long-term equity investments	13	$45,281	$36,590	$26,278

(1)Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

Other Acquisitions and Investments

During 2018, we acquired certain non-marketable equity securities of two third parties and entered into a commercial agreement with one of the third parties for total consideration of $11.7 million. During 2018, we also acquired a $1.8 million non-marketable convertible note of a third party. The carrying value of these investment is $13.5 million and is included in the “Other assets” line in the consolidated balance sheets as of December 31, 2018. These investments are primarily accounted for under the cost method .

During 2017, we acquired a $2.6 million non-marketable convertible note of a third party with which we have an existing investment accounted for under the equity method. The carrying value of the convertible note was $2.6 million and was included in the “Other assets” line in the consolidated balance sheet as of December 31, 2017.

During 2017, we acquired certain non-marketable equity securities of two third parties and entered into new commercial agreements with one of these third parties to license and distribute their products and services, for a total consideration of $2.8 million. Both of these investments are accounted for under the cost method. The carrying value of these investments was $3.5 and $2.8 million as of December 31, 2018 and 2017, respectively, and is included in the “Other assets” line in the accompanying consolidated balance sheets.

As of December 31, 2018, it is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Impairment of and Losses on Long-Term Investments

We recognized non-cash impairment charges of $15.5 million during the year ended December 31, 2018 related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment. The non-cash impairment charges are included on the Impairment of long-term investments line in our consolidated statements of operations for the year ended December 31, 2018.

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if any declines in fair value are other-than-temporary. Based on management's assessment during the second quarter of 2017, the Company determined that the decline in fair value of our available for sale marketable securities was other-than-temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery, the fact that the fair value of each investment had continued to decline below cost over the period held, and the Company's uncertainty around the near-term prospects for certain of the investments. As a result, the Company recognized other-than-temporary impairment charges of $142.2 million on available for sale marketable securities during the second quarter of 2017. The cost basis of these marketable securities prior to recognizing the impairment charges was approximately $205.6 million. The Company determined the fair value of these securities based on Level 1 inputs. During the three months ended September 30, 2017, the Company recognized an additional $20.7 million loss upon the final disposition of these securities in connection with the NantHealth provider/patient solutions business acquisition. In addition, the Company recognized other-than-temporary impairment charges of $2.1 million on a cost method equity investment during the nine months ended September 30, 2017. The aggregate carrying value of this equity investment prior to recognizing the impairment charge was $2.1 million. These impairment charges are included on the Impairment of long-term investments line in our consolidated statement of operations for the year ended December 31, 2017.

4. Fair Value Measurements

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2018 or 2017.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 derivative financial instruments include foreign currency forward contracts valued based upon observable values of spot and forward foreign currency exchange rates. Refer to Note 14, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

Level 3: Unobservable inputs or prices for which little or no market data exists. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability (together the “1.25% Notes Call Spread Overlay” as further described in Note 8, “Debt”) that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. The sensitivity of changes in the unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations. Refer to Note 14, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments. Our Level 3 financial liabilities also include the estimated fair value of contingent consideration related to completed acquisitions. Such fair values are based on discounted cash flow analyses reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk and the time value of money. Changes in fair value for contingent consideration adjustments are recorded in Other income (loss), net in the consolidated statements of operations. The largest outstanding contingent consideration amount relates to Health Grid and was valued at $23.9 million at December 31, 2018.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	December 31, 2018				December 31, 2017
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$262	$0	$262	$0	$1,136	$0	$1,136
1.25% Call Option	Other assets	0	0	9,104	9,104	0	0	46,578	46,578
Total assets		$0	$262	$9,104	$9,366	$0	$1,136	$46,578	$47,714

Contingent consideration	Accrued expenses	$0	$0	$10,528	$10,528	$0	$0	$1,950	$1,950
Contingent consideration	Other liabilities	0	0	15,317	15,317	0	0	5,086	5,086
1.25% Embedded cash conversion option	Other liabilities	0	0	9,974	9,974	0	0	47,777	47,777
Total liabilities		$0	$0	$35,819	$35,819	$0	$0	$54,813	$54,813

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2016	$5,285	$(579)
Additions	1,923	0
Payments	(171)	0
Fair value adjustments	(1)	(620)
Balance at December 31, 2017	7,036	(1,199)
Additions	24,551	0
Payments	(6,067)	0
Fair value adjustments	325	329
Balance at December 31, 2018	$25,845	$(870)

5. Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2018	2017
Computer equipment and software	3 to 10 years	$332,826	$316,537
Facility furniture, fixtures and equipment	5 to 7 years	21,300	23,923
Leasehold improvements	Shorter of 7 years or life of lease	37,555	33,031
Assets under capital leases	3 to 5 years	9,435	7,203
Fixed assets, gross		401,116	380,694
Less: Accumulated depreciation and amortization		(279,203)	(245,277)
Fixed assets, net		$121,913	$135,417

Accumulated amortization for assets under capital leases amounted to $7.3 million and $5.8 million as of December 31, 2018 and 2017, respectively.

Fixed assets depreciation and amortization expense were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Fixed assets depreciation and amortization expense, including capital leases	$47,567	$40,717	$34,314

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$537,834	$(401,093)	$136,741	$533,044	$(365,828)	$167,216
Customer contracts and relationships	704,808	(462,468)	242,340	654,849	(438,492)	216,357
Total	$1,242,642	$(863,561)	$379,081	$1,187,893	$(804,320)	$383,573

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,373,744			1,292,747
Total			$1,425,744			$1,344,747

During 2018, we made several organizational changes that affected our Clinical and Financial Solutions and Population Health reportable segments. Effective January 1, 2018, the dbMotion business unit, formerly included in the Population Health operating segment within the Population Health reportable segment, is now aligned with the Hospitals and Health Systems operating segment within the Clinical and Financial solutions reportable segment. Effective July 1, 2018, we transferred the Payerpath business, previously included in the Payer and Life Sciences operating segment, to the Ambulatory operating segment, both of which are included within our Clinical and Financial Solutions reportable segment. Effective October 1, 2018, we merged the remaining businesses of the EIS-EWS operating segment with the EIS-Classics operating segment and also merged the NantHealth operating segment with the Hospitals and Health Systems operating segment. The EIS-EWS and NantHealth operating segments were previously included in the Population Health reportable segment, while the EIS-Classics and Hospitals and Health Systems operating segments are included within the Clinical and Financial Solutions reportable segment. Refer to Note 17, “Business Segments,” for additional information about these organizational changes.

During 2018, as a result of these organizational changes, we performed interim goodwill impairment tests as of January 1, 2018 and July 1, 2018. While there was no impairment indicated as a result of both these interim tests, the estimated fair value of our Hospitals and Health Systems reporting unit exceeded the unit’s carrying value by 10%. The fair values of all other reporting units substantially exceeded their carrying values. As of January 1, 2018, the goodwill allocated to the Hospitals and Health Systems reporting unit was $511.2 million.

We performed our annual goodwill impairment test as of October 1, 2018. As a result of this test, we concluded that the carrying value of the NantHealth reporting unit exceeded its fair value. Our latest available financial forecasts at the time of the annual goodwill impairment test reflected that projected future operating costs exceeded projected revenues resulting in negative operating margins for the NantHealth reporting unit. As a result, we recognized a goodwill impairment charge of $13.5 million, representing the entire goodwill balance assigned to the NantHealth reporting unit. This goodwill impairment charge is reflected on the “Goodwill impairment charge” line in our consolidated statements of operations for the year ended December 31, 2018. In addition, the results of the annual goodwill impairment test indicated that the estimated fair value of our Hospitals and Health Systems reporting unit exceeded the unit’s carrying value by less than 10%. The fair values of all other reporting units substantially exceeded their carrying values. As of October 1, 2018, the goodwill allocated to the Hospitals and Health Systems reporting unit was $516.8 million.

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

During 2018, we also recognized an intangible asset impairment charge of $2.2 million relating to NantHealth’s acquired proprietary technology because the carrying value of this definite-lived intangible assets no longer appeared recoverable based on latest available financial forecasts at the time of the annual goodwill impairment test. This impairment charge is included in the “Asset impairment charges” line in our consolidated statements of operations for the year ended December 31, 2018.

Accumulated impairment losses associated with goodwill totaled $13.5 million as of December 31, 2018. There were no accumulated impairment losses associated with our goodwill as of December 31, 2017, and no impairments were recorded during the years ended December 31, 2017 and 2016. Changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2018 and 2017 were as follows:

	Clinical and	Population
(In thousands)	Financial Solutions	Health	Total
Balance as of December 31, 2016	$843,837	$404,875	$1,248,712
Additions arising from business acquisitions:
NantHealth provider/patient solutions business	0	13,350	13,350
Enterprise Information Solutions business	16,367	12,860	29,227
Other additions	420	47	467
Total additions to goodwill	16,787	26,257	43,044
Foreign exchange translation	991	0	991
Balance as of December 31, 2017	$861,615	$431,132	$1,292,747
Additions arising from business acquisitions:
Practice Fusion	35,092	0	35,092
Health Grid	0	53,953	53,953
Other additions	6,399	0	6,399
Total arising from business acquisitions	41,491	53,953	95,444
Increases due to measurement period adjustments related to prior year acquisitions:
NantHealth provider/patient solutions business	0	116	116
Enterprise Information Solutions business	25,192	6,857	32,049
Total increases due to measurement period adjustments:	25,192	6,973	32,165
Total additions to goodwill	66,683	60,926	127,609
Divestitures	0	(32,306)	(32,306)
Goodwill impairment charge	0	(13,466)	(13,466)
Transfers	2,904	(2,904)	0
Foreign exchange translation	(840)	0	(840)
Balance as of December 31, 2018	$930,362	$443,382	$1,373,744

Other additions of $6.4 million during 2018 primarily resulted from the acquisition of a cloud-based analytics software platform provider. Goodwill was reduced by $2.2 million due to the divestiture of our Strategic Sourcing business unit and by $30.1 million related to the OneContent divestiture. Refer to Note 3, “Business Combinations and Other Investments” for additional information regarding these transactions. The $2.9 million transfer was the result of moving the EIS-EWS operating segment from the Population Health reportable segment to the Clinical and Financial Solutions reportable segment.

Intangible assets are being amortized over their estimated useful lives and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Proprietary technology amortization included in cost of revenue	$38,467	$33,137	$30,451
Intangible amortization included in operating expenses	26,587	17,345	15,884
Total intangible amortization expense	$65,054	$50,482	$46,335

The increase in amortization expense since the year ended December 31, 2016 was due to acquisitions completed during the years ended December 31, 2018 and 2017. Estimated future amortization expense for the intangible assets that exist as of December 31, 2018, based on foreign currency exchange rates in effect as of such date, is as follows:

Year Ended December 31,	(In thousands)
2019	$63,010
2020	58,356
2021	52,928
2022	46,472
2023	30,272
Thereafter	128,043
Total	$379,081

7. Asset Impairment Charges

During the year ended December 31, 2018, we incurred several non-cash asset impairment charges as shown in the table below. We recorded non-cash asset impairment charges of $33.2 million related to the write-off of capitalized software as a result of our decision to discontinue several software development projects. We also recorded $22.9 million of non-cash asset impairment charges related to our acquisition of the patient/provider engagement solutions business from NantHealth in 2017, which included the write-downs of $2.2 million of acquired technology and $20.7 million, representing the unamortized value assigned to the modification of our existing commercial agreement with NantHealth, as we no longer expect to recover the value assigned to these assets. The remaining $2.1 million of non-cash asset impairment charges recorded during the year ended December 31, 2018 relate to the disposal of fixed assets as a result of relocating and consolidating business functions and locations from recent acquisitions.

During the year ended December 31, 2018, we impaired all of the goodwill previously recognized as part of the acquisition of NantHealth’s provider/patient engagement solutions business following the completion of our annual goodwill impairment test. As a result, we recorded a goodwill impairment charge of $13.5 million. Refer to Note 6, “Goodwill and Intangible Assets” for further information regarding this impairment. Finally, we recognized non-cash impairment charges of $15.5 million related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment.

During the year ended December 31, 2017, we recorded non-cash charges of $165.3 million, including other-than-temporary impairment charges of $144.6 million during the second quarter of 2017 associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of the impairment charges relate to our investment in NantHealth common stock. During the three months ended September 30, 2017, we realized an additional $20.7 million loss upon the final disposition of the NantHealth common stock in connection with our acquisition of certain assets related to NantHealth’s provider/patient engagement solutions business. Refer to Note 3, “Business Combinations and Other Investments” and Note 13, “Accumulated Other Comprehensive Loss,” for further information regarding these impairments.

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

The following table summarizes the non-cash asset impairment charges recorded during the periods indicated and where they appear in the corresponding consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Asset impairment charges	$58,166	$0	$4,650
Goodwill impairment charge	$13,466	$0	$0
Impairment of long-term investments	$15,487	$165,290	$0

8. Debt

Debt outstanding, excluding capital lease obligations, consisted of the following:

	December 31, 2018			December 31, 2017
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$22,112	$322,888	$345,000	$35,978	$309,022
Senior Secured Credit Facility	350,000	6,038	343,962	628,750	3,360	625,390
Other debt	748	0	748	0	0	0
Total debt	$695,748	$28,150	$667,598	$973,750	$39,338	$934,412
Less: Debt payable within one year	20,538	479	20,059	28,125	438	27,687
Total long-term debt, less current maturities	$675,210	$27,671	$647,539	$945,625	$38,900	$906,725

Interest expense consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Interest expense	$35,366	$23,001	$15,556
Amortization of discounts and debt issuance costs	15,548	14,539	13,922
Total interest expense	$50,914	$37,540	$29,478

Interest expense related to the 1.25% Cash Convertible Senior Notes, which is included in total interest expense above, was comprised of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Coupon interest at 1.25%	$4,312	$4,312	$4,312
Amortization of discounts and debt issuance costs	13,867	13,208	12,585
Total interest expense related to the 1.25% Notes	$18,179	$17,520	$16,897

Allscripts Senior Secured Credit Facility

On February 15, 2018, Allscripts and Healthcare LLC entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the several banks and other financial institutions or entities from time to time party thereto, and Fifth Third Bank, KeyBank National Association, SunTrust Bank and Wells Fargo Bank, National Association, as syndication agents, amending and restating the Amended and Restated Credit Agreement, dated September 30, 2015, as amended on March 28, 2016 and December 22, 2016 (the “Prior Credit Agreement”). The Second Amended Credit Agreement provides for a $400 million senior secured term loan (an increase from the $250 million term loan provided under the Prior Credit Agreement) (the “Term Loan”) and a $900 million senior secured revolving facility (an increase from the $550 million revolving facility provided under the Prior Credit Agreement) (the “Revolving Facility”), each with a five-year term (and together the “Senior Secured Credit Facility”) . The Term Loan is repayable in quarterly installments, which commenced on June 30, 2018. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. Proceeds from the borrowings under the Second Amended Credit Agreement were used to refinance debt outstanding under the Prior Credit Agreement.

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

The initial applicable interest rate margin for Base Rate borrowings is 1.00%, and for Eurocurrency Rate borrowings is 2.00%. On and after December 31, 2018, the interest rate margins will be determined from a pricing table and will depend upon Allscripts’ total leverage ratio. The applicable margins for Base Rate borrowings under the Second Amended Credit Agreement range from 0.50% to 1.25% depending on Allscripts’ total leverage ratio (as compared to the 0.00% to 1.25% range provided under the Prior Credit Agreement). The applicable margins for Eurocurrency Rate loans range from 1.50% to 2.25%, depending on Allscripts’ total leverage ratio (as compared to the 1.00% to 2.25% range provided under the Prior Credit Agreement).

Subject to certain agreed upon exceptions, all obligations under the Senior Secured Credit Facility remain guaranteed by each of our existing and future direct and indirect material domestic subsidiaries other than Coniston Exchange LLC and certain domestic subsidiaries owned by our foreign subsidiaries (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, certain of our other subsidiaries, and JPMorgan Chase Bank, N.A., as administrative agent. Our obligations under the Senior Secured Credit Facility, any swap agreements and any cash management arrangements provided by any lender, remain secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Allscripts Healthcare Solutions, Inc. and certain of our subsidiary guarantors.

The Senior Secured Credit Facility requires us to maintain a minimum interest coverage ratio of 3.5 to 1.0 and a maximum total net leverage ratio of 4.25 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total net leverage ratio is calculated by dividing total indebtedness reduced by a portion of domestic unrestricted cash, by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The Second Amended Credit Agreement also provides that during the four-quarter period following permitted acquisitions that are financed in whole or in part with indebtedness and the consideration paid by us is $100 million or more, we are required to maintain a maximum total leverage ratio of 4.5 to 1.0. In addition, the Second Amended Credit Agreement requires mandatory prepayments of the debt outstanding under the Senior Secured Credit Facility in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

The Senior Secured Credit Facility also contains certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

As of December 31, 2018, $350 million under the Term Loan, none under the Revolving Facility, and $0.8 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of December 31, 2018, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.00%, which totaled 4.52%. We were in compliance with all financial covenants under the Second Amended Credit Agreement as of December 31, 2018.

As of December 31, 2018, we had $899.2 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Allscripts 1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of the 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the 1.25% Notes Call Spread Overlay (as described below) and transaction costs.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1st and July 1st of each year, at a fixed annual rate of 1.25%. The 1.25% Notes will mature on July 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

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

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 14, “Derivative Financial Instruments.”

The reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected term of the 1.25% Notes, which extends through their maturity date of July 1, 2020. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes at issuance was 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2018, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of approximately one and a half years. As of December 31, 2018, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

In connection with the settlement of the 1.25% Notes, we paid $8.4 million in transaction costs. Such costs were allocated to the 1.25% Notes, the 1.25% Call Option (as defined below) and the 1.25% Warrants (as defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and is being amortized over the expected term of the 1.25% Notes. The outstanding capitalized amount of transaction costs related to the 1.25% Notes was $1.8 million and is reported as a reduction of long-term debt on our consolidated balance sheet as of December 31, 2018.

Accrued and unpaid interest on the 1.25% Notes of $2.2 million is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2018.

1.25% Notes Call Spread Overlay

Also in June 2013, concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million from the initial proceeds of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million from the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instrument and is discussed further in Note 14, “Derivative Financial Instruments.” The 1.25% Warrants are equity instruments and are further discussed in Note 11, “Stockholders’ Equity.”

The following table summarizes future debt payments as of December 31, 2018:

(In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$345,000	$0	$0	$0	$0
Term Loan	350,000	20,000	27,500	30,000	37,500	235,000	0
Other debt	748	538	210	0	0	0	0
Total debt	$695,748	$20,538	$372,710	$30,000	$37,500	$235,000	$0

(1)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

9. Income Taxes

The following is a geographic breakdown of income (loss) before income tax benefits:

	Year Ended December 31,
(In thousands)	2018	2017	2016
United States	$14,045	$(190,053)	$33,027
Foreign	(907)	16	(1,467)
Income (loss) from continuing operations before income taxes	$13,138	$(190,037)	$31,560

 The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current tax provision
Federal	$838	$407	$372
State	737	1,796	625
Foreign	5,015	5,091	3,857
	6,590	7,294	4,854
Deferred tax provision
Federal	(5,781)	2,800	(3,784)
State	236	(12,695)	116
Foreign	(576)	(2,913)	(877)
	(6,121)	(12,808)	(4,545)
Income tax (benefit) provision	$469	$(5,514)	$309

Taxes computed at the statutory federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
United States federal tax at statutory rate	$2,759	$(66,523)	$10,869
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	291	0	1,400
Research credits	(6,185)	(3,200)	(2,700)
Change in unrecognized tax benefits	3	395	(692)
State income taxes, net of federal benefit	715	(7,121)	1,931
Compensation	3,213	2,950	651
Meals and entertainment	616	991	1,085
Impact of foreign operations	3,627	730	2,847
Provision-to-Return adjustments	(2,140)	(1,413)	(1,116)
Deemed Dividends	373	1,289	887
Dividends Accrued or Received	0	0	2,198
Federal, state and local rate changes	0	185	344
US Tax reform impact	0	10,189	0
One time Mandatory Repatriation Toll Charge	0	5,155	0
Non-deductible items	34	33	51
Noncontrolling interest	951	0	0
True-up of prior year income of Consolidated Investment	913	0	0
Valuation allowance	(5,208)	47,959	(17,504)
Other	507	2,867	58
Income tax provision (benefit)	$469	$(5,514)	$309

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2018	2017
Deferred tax assets
Accruals and reserves, net	$31,565	$23,658
Allowance for doubtful accounts	11,378	6,014
Stock-based compensation, net	10,595	10,442
Deferred revenue	8,160	11,502
Net operating loss carryforwards	36,649	41,428
Capital loss carryforwards	0	42,702
Research and development tax credit	899	32,907
AMT credits	0	7,538
Other	10,784	11,108
Less: Valuation Allowance	(18,734)	(79,594)
Total deferred tax assets	91,296	107,705

Deferred tax liabilities
Prepaid expense	(6,733)	(6,166)
Property and equipment, net	(7,442)	(8,464)
Acquired intangibles, net	(129,879)	(111,112)
Other	(676)	(647)
Total deferred tax liabilities	(144,730)	(126,389)
Net deferred tax liabilities	$(53,434)	$(18,684)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31,
(In thousands)	2018	2017
Non-current deferred tax assets, net	$5,036	$4,574
Non-current deferred tax liabilities, net	(58,470)	(23,258)
Non-current deferred tax liabilities, net	$(53,434)	$(18,684)

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Effective in 2018, the Tax Act reduced the United States statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional expense of $15.3 million in our financial statements for the year ended December 31, 2017 in accordance with guidance in Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. This provisional expense included $10.1 million expense for the remeasurement of deferred tax balances to reflect the lower federal rate and expense of $5.2 million for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States. Adjustments to these provisional amounts that we recorded in 2018 did not have a significant impact on our consolidated financial statements. Our accounting for the effects of the enactment of U.S. Tax Reform is now complete. Due to our divestiture of our investment in Netsmart, the amounts noted above do not include the provisional amounts recorded by Netsmart in 2017.

As of December 31, 2018 and 2017, we had federal net operating loss (“NOL”) carryforwards of $164 million and $179 million, respectively. The federal NOL carryforward includes Israeli NOL carryovers of $49 million that do not expire. As of December 31, 2018 and 2017, we had state NOL carryforwards of $2 million and $4 million, respectively. The NOL carryforwards expire in various amounts starting in 2019 for both federal and state tax purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

For federal purposes, 2015 to 2018 tax years remain subject to income tax examination by federal authorities. For our state tax jurisdictions, 2007 to 2018 tax years remain open to income tax examination by state tax authorities. In Canada, the 2018 tax year remain open and in India the 2013 and 2018 tax years remain open.

We have a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during such tax holiday. This tax holiday for the subsidiary began to partially expire in 2012 and fully expired in 2017. Tax savings realized from this holiday totaled $0.4 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively, which reduced our loss per share by less than $0.01 in each of those years. There is a potential for a partial tax holiday for 5 years beginning on April 1, 2017, which is contingent upon a certain level of capital expenditure spending, among other conditions. Tax savings impact of $0.5 million has been recorded for this potential tax holiday for the year ended December 31, 2018, which impacted our diluted earnings per share by less than $0.01 in this year.

U.S. GAAP principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Changes in the amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning balance as of January 1	$10,939	$10,616	$11,777
Increases for tax positions related to the current year	8,977	640	570
Decreases for tax positions related to prior years	0	(146)	0
Increases for tax positions related to prior years	367	153	104
Increases acquired in business acquisitions	540	0	0
Foreign currency translation	(5)	10	(1)
Reductions due to lapsed statute of limitations	(997)	(334)	(1,834)
Ending balance as of December 31	$19,821	$10,939	$10,616

We had gross unrecognized tax benefits of $19.8 million and $10.9 million as of December 31, 2018 and 2017, respectively. The main driver of the increase in the unrecognized tax benefits as of December 31, 2018 is $7.7 million related to the uncertain positions taken on the state tax treatment of the Netsmart gain. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $19.6 million and $0.1 million, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of $0.2 million and $0.7 million, respectively. We believe that it is reasonably possible that $1.8 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2018, as a result of a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Interest and penalties included in the provision for income taxes	$543	$446	$6

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,
(In thousands)	2018	2017
Interest and penalties included in the liability for uncertain tax positions	$198	$741

During the year ended December 31, 2018, we released valuation allowance of $42.7 million related to federal capital loss carryforwards utilized by capital gains incurred in 2018 and $22.1 million related to federal credit carryforwards. Of this total release of valuation allowance of $64.8 million, $55.3 million was allocated to the Netsmart gain recorded in discontinued operations. In addition, we recorded valuation allowance of $4.7 million related to the unvested stock compensation of covered officers due to the potential deduction limitations under Section 162(m) provisions. During the year ended December 31, 2017, we recorded valuation allowance of $42.7 million related to federal capital loss carryforwards not expected to be realized before expiration. In addition, we recorded valuation allowance of $5.3 million related to federal credit carryforwards, and foreign and state NOL carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

Our effective rate was higher for the year ended December 31, 2018 as compared with the prior year, primarily due to stricter executive compensation rules offset by lower US federal rates. We file income tax returns in the United States federal jurisdiction, numerous states in the United States and multiple countries outside of the United States. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

We intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries as a general rule, as most of our foreign subsidiaries have third party customers, as well as formal sales proposals that could require significant resources. Specifically, our subsidiary in India may repatriate all current 2019 earnings at the discretion of management. As of December 31, 2018, we have no other plans to repatriate any other funds at this time. A Netherlands holding company currently holds all of our foreign subsidiaries. Our holding company makes it more efficient for us to share resources between the respective foreign subsidiaries. As we have determined that the earnings of these subsidiaries are not required as a source of funding for our United States operations, such earnings are not planned to be distributed to the United States in the foreseeable future.

10. Stock Award Plan

Total recognized stock-based compensation expense is included in our consolidated statements of operations as shown in the table below. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cost of revenue:
Software delivery, support and maintenance	$2,184	$2,879	$4,125
Client services	3,997	4,484	4,363
Total cost of revenue	6,181	7,363	8,488
Selling, general and administrative expenses	24,213	23,497	21,829
Research and development	8,937	8,605	8,029
Total stock-based compensation expense	$39,331	$39,465	$38,346

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2018 is approximately $4.9 million. No stock-based compensation costs were capitalized during the years ended December 31, 2018, 2017 and 2016. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2018, total unrecognized stock-based compensation expense related to non-vested awards and options was $61.3 million and this expense is expected to be recognized over a weighted-average period of 2.4 years.

Allscripts Long-Term Incentive Plan

Allscripts Amended and Restated 2011 Stock Incentive Plan (the “Plan”) provides for the granting of stock options, service-based share awards, performance-based share awards and market-based share awards, among other awards. As of December 31, 2018, there were 4.9 million shares of common stock reserved for issuance under future share-based awards to be granted to any of Allscripts employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

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

As of December 31, 2018, there was $50.9 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards, which is expected to be recognized over a weighted-average period of 2.6 years.

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

As of December 31, 2018, there was $1.2 million of total estimated unrecognized stock-based compensation expense, assuming various target attainments related to the performance-based share awards, which is expected to be recognized over a weighted-average period of 1.0 years.

Market-based Share Awards

Market-based share awards include restricted stock units. The purpose of such awards is to align management’s compensation with the performance of our common stock relative to the market. Awards granted under this category are dependent on our total shareholder returns relative to a specified peer group of companies over three-year performance periods with vesting based on three annual performance segments from the grant dates. Fair values of the awards were estimated at the date of the grants using the Monte Carlo pricing model. Following completion of each of the three-year performance periods, the Compensation Committee of our Board determines the number of awards that will vest considering overall performance over the three-year performance periods. If the number of shares that would vest under this scenario is greater than the amount vesting under the three annual performance segments, then such greater number of awards will vest, reduced by the number of awards previously vested. Stock-based compensation expense related to these awards is recognized over the three-year vesting periods under the accelerated attribution method.

As of December 31, 2018, there was $9.2 million of total estimated unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2015	5,379	$14.15
Awarded	3,480	12.88
Vested	(2,095)	13.84
Forfeited	(517)	14.30
Unvested restricted stock units as of December 31, 2016	6,247	13.54
Awarded	3,690	12.52
Vested	(1,835)	13.74
Forfeited	(843)	16.97
Unvested restricted stock units as of December 31, 2017	7,259	12.57
Awarded	4,024	13.25
Vested	(2,222)	13.03
Forfeited	(1,111)	12.43
Unvested restricted stock units as of December 31, 2018	7,950	$12.81

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled upon vesting to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2018, 2017 and 2016 were 695 thousand, 606 thousand and 648 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

	Options	Weighted-Average	Options	Weighted-Average
(In thousands, except per share amounts)	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance as of December 31, 2015	2,343	$14.24	1,282	$14.52
Options granted	0	0.00
Options exercised	(6)	14.01
Options forfeited	(434)	15.51
Balance as of December 31, 2016	1,903	13.95	1,431	13.98
Options granted	0	0.00
Options exercised	(108)	14.01
Options forfeited	(160)	15.00
Balance as of December 31, 2017	1,635	13.85	1,635	13.85
Options granted	0	0.00
Options exercised	(92)	14.01
Options forfeited	(211)	14.74
Balance as of December 31, 2018	1,332	$13.69	1,332	$13.69

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

The aggregate intrinsic value of stock options outstanding or exercisable as of December 31, 2018 was zero, based on our closing stock price of $9.64 as of December 31, 2018. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under the Plan:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Total intrinsic value of stock options exercised	$69	$45	$1
Total fair value of share awards vested	$28,954	$25,220	$26,892

The following table summarizes information about stock options outstanding under the Plan as of December 31, 2018:

	Number of		Number of
	Options	Weighted-Average	Options	Weighted-Average
Range of Exercise Prices	Outstanding	Exercise Price	Exercisable	Exercise Price
$12.72 to $14.01	1,323,447	$13.69	1,323,447	$13.69
$14.78 to $15.22	8,239	$14.81	8,239	$14.81
	1,331,686		1,331,686

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

We treat the ESPP as a compensatory plan in accordance with GAAP. There were 1.6 million and 1.0 million shares purchased under the ESPP during the years ended December 31, 2018 and 2017, respectively.

11. Stockholders’ Equity

Stock Repurchases

On November 17, 2016, we announced that our Board approved a stock purchase program (the “2016 Program”) under which we may repurchase up to $200 million of our common stock through December 31, 2019. On August 2, 2018, we announced that our Board approved a new stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020, replacing the 2016 Program. We repurchased 3.6 million shares of our common stock under the 2018 Program for a total $37.0 million during the fourth quarter of 2018. We repurchased 7.7 million shares of our common stock under the 2016 Program for a total of $101.9 million during the nine months ended September 30, 2018. During the year ended December 31, 2017, we repurchased 1.0 million shares of our common stock under the 2016 Program for a total of $12.1 million. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Issuance of Common Stock and Warrants

On June 30, 2016, we issued to a commercial partner, as part of an overall commercial relationship, unregistered warrants to purchase (i) 900,000 shares of our common stock, par value $0.01 per share, at a price per share of $12.47, (ii) 1,000,000 shares of our common stock at a price per share of $14.34 and (iii) 1,100,000 shares of our common stock at a price per share of $15.59, in each case subject to customary anti-dilution adjustments. The warrants vest in four equal annual installments of 750 thousand shares beginning in June 2017 and expire in June 2026. Our issuance of the warrants was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. These warrants are not actively traded and were valued based on an option pricing model that uses observable and unobservable market data for inputs. The warrants were valued at $11 million and are being amortized into earnings over the four-year vesting period. The amortization expense is included as a reduction to revenue in the accompanying consolidated statements of operations.

In June 2013, in connection with the issuance of the 1.25% Notes, we issued the 1.25% Warrants exercisable for 20.1 million shares of our common stock (subject to anti-dilution adjustments under certain circumstances) with an initial exercise price of $23.135 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of $51.2 million are included as additional paid in capital in the accompanying consolidated balance sheets as of December 31, 2018 and 2017. The 1.25% Warrants expire over a period of 70 trading days beginning on October 1, 2020 and are exercisable only upon expiration. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. We will not receive any additional proceeds if the 1.25% Warrants are exercised. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants.

In June 2013, we agreed to issue a warrant to a commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and was valued based on an option pricing model that uses observable and unobservable market data for inputs. The warrant was valued at $10.2 million and was amortized into earnings over the four-year vesting period. The amortization of the warrant value is included in stock-based compensation expense in the accompanying consolidated statements of cash flows.

12. Earnings (Loss) Per Share

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

The calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Basic Income (Loss) per Common Share:
Income (loss) from continuing operations, net of tax	$12,669	$(184,523)	$31,251
Less: Net loss (income) attributable to non-controlling interests	4,527	1,566	(146)
Net income (loss) from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$17,196	$(182,957)	$31,105
Income (loss) from discontinued operations, net of tax	395,138	30,348	(28,221)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	(48,594)	(43,850)	(28,536)
Net income (loss) from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	346,544	(13,502)	(56,757)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$363,740	$(196,459)	$(25,652)

Weighted-average common shares outstanding	176,038	180,830	186,188

Basic Income (Loss) from continuing operations per Common Share	$0.10	$(1.02)	$0.17
Basic Income (Loss) from discontinued operations per Common Share	$1.97	$(0.07)	$(0.31)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$2.07	$(1.09)	$(0.14)

Diluted Income (Loss) per Common Share:
Income (loss) from continuing operations, net of tax	$12,669	$(184,523)	$31,251
Less: Net loss (income) attributable to non-controlling interests	4,527	1,566	(146)
Net income (loss) from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$17,196	$(182,957)	$31,105
Income (loss) from discontinued operations, net of tax	$395,138	$30,348	$(28,221)
Less: Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	(48,594)	(43,850)	(28,536)
Net income (loss) from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	346,544	(13,502)	(56,757)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$363,740	$(196,459)	$(25,652)

Weighted-average common shares outstanding	176,038	180,830	186,188
Dilutive effect of stock options, restricted stock unit awards and warrants	2,491	0	0
Weighted-average common shares outstanding assuming dilution	178,529	180,830	186,188

Diluted Income (Loss) from continuing operations per Common Share	$0.10	$(1.02)	$0.17
Diluted Income (Loss) from discontinued operations per Common Share	$1.94	$(0.07)	$(0.31)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$2.04	$(1.09)	$(0.14)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the years ended December 31, 2017 and 2016, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these years, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	26,175	26,515	25,277

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss (“AOCI”) are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Available for Sale Securities	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2015 (1)	$(4,500)	$0	$258	$(4,242)
Other comprehensive (loss) income before reclassifications	(1,528)	(56,420)	683	(57,265)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	(322)	(322)
Net other comprehensive (loss) income	(1,528)	(56,420)	361	(57,587)
Balance as of December 31, 2016 (2)	(6,028)	(56,420)	619	(61,829)
Other comprehensive (loss) income before reclassifications	3,352	(106,445)	1,697	(101,396)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	162,865	(1,625)	161,240
Net other comprehensive (loss) income	3,352	56,420	72	59,844
Balance as of December 31, 2017 (3)	(2,676)	0	691	(1,985)
Other comprehensive (loss) income before reclassifications	(2,908)	0	(264)	(3,172)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	0	(232)	(232)
Net other comprehensive (loss) income	(2,908)	0	(496)	(3,404)
Balance as of December 31, 2018 (4)	$(5,584)	$0	$195	$(5,389)

(1) Net of taxes of $166  thousand for unrealized net gains on marketable securities and foreign exchange contract derivatives

(2) Net of taxes of $463 thousand for unrealized net gains on marketable securities and foreign exchange contract derivatives

(3) Net of taxes of $445 thousand for unrealized net gains on foreign exchange contract derivatives

(4) Tax effects for the year ended December 31, 2018 include $149 thousand arising from the revaluations of tax effects included in accumulated other comprehensive income.

Income Tax Effects Related to Components of Other Comprehensive Loss

The following tables reflect the tax effects allocated to each component of other comprehensive loss (“OCI”)

	Year Ended December 31, 2018
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,908)	$0	$(2,908)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(357)	93	(264)
Net (gains) losses reclassified into income (1)	(516)	284	(232)
Net change in unrealized (losses) gains on foreign exchange contracts	(873)	377	(496)
Net gain (loss) on cash flow hedges	(873)	377	(496)
Other comprehensive loss	$(3,781)	$377	$(3,404)

(1) Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives

	Year Ended December 31, 2017
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,352	$0	$3,352
Available for sale securities:
Net gain arising during the period	(106,506)	61	(106,445)
Net gain reclassified into income	162,865	0	162,865
Net change in unrealized gains on available for sale securities	56,359	61	56,420
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	2,776	(1,079)	1,697
Net (gains) losses reclassified into income	(2,662)	1,037	(1,625)
Net change in unrealized gains (losses) on foreign exchange contracts	114	(42)	72
Net gain (loss) on cash flow hedges	114	(42)	72
Other comprehensive loss	$59,825	$19	$59,844

	Year Ended December 31, 2016
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,528)	$0	$(1,528)
Available for sale securities:
Net gain arising during the period	(56,359)	(61)	(56,420)
Net gain reclassified into income	0	0	0
Net change in unrealized gains on available for sale securities	(56,359)	(61)	(56,420)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	1,128	(445)	683
Net (gains) losses reclassified into income	(531)	209	(322)
Net change in unrealized gains (losses) on foreign exchange contracts	597	(236)	361
Net gain (loss) on cash flow hedges	597	(236)	361
Other comprehensive loss	$(57,290)	$(297)	$(57,587)

14. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	December 31, 2018
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$262	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	9,104	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	9,974
Total derivatives		$9,366		$9,974

	December 31, 2017
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,136	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	46,578	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	47,777
Total derivatives		$47,714		$47,777

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of December 31, 2018, there were 12 forward contracts outstanding that were staggered to mature monthly starting in January 2019 and ending in December 2019. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2019. As of December 31, 2018, the total notional amount for each of the outstanding forward contracts was 160 million INR, or the equivalent of $2.3 million, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2018. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future.

The critical terms of the forward contracts and the related hedged forecasted future expenses matched and allowed us to designate the forward contracts as highly effective cash flow hedges. The effective portion of the change in fair value is initially recorded in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified to income in the period in which the cash flows from the associated hedged transactions affect income. Any ineffective portion of the change in fair value of the cash flow hedges is recognized in current period income. During the year ended December 31, 2018, no amount was excluded from the effectiveness assessment and no gains or losses were reclassified from AOCI into income as a result of forecasted transactions that failed to occur. As of December 31, 2018, we estimate that $0.3 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive income (loss):

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
(In thousands)	2018	2017	2016		2018	2017	2016
Foreign exchange contracts	$(357)	$2,776	$1,128	Cost of Revenue	$165	$905	$165
				Selling, general and administrative expenses	138	692	133
				Research and development	214	1,065	233

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

The 1.25% Call Option does not qualify for hedge accounting treatment. Therefore, the change in fair value of this instrument is recognized immediately in our consolidated statements of operations in Other income (loss), net. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed next, we expect the net effect of those two derivative instruments on our results of operations to continue to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes is required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value recognized immediately in our consolidated statements of operations in Other income (loss), net until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 1, “Basis of Presentation and Significant Accounting Policies.”

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and 1.25% Notes embedded cash conversion option in the consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016
1.25% Call Option	$(37,474)	$29,498	$(63,128)
1.25% Embedded cash conversion option	37,803	(30,118)	63,551
Net loss included in other income, net	$329	$(620)	$423

15. Commitments

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

	Year Ended December 31,
(In thousands)	2018	2017	2016
Rent expense	$28,677	$22,499	$18,113

Our future commitments under capital and operating leases are shown below. Future operating lease commitments are calculated using the base rental amount and foreign currency exchange rates in effect as of December 31, 2018.

	Capital	Operating
(In thousands)	Leases	Leases
2019	$1,351	$26,330
2020	422	22,394
2021	46	18,824
2022	14	17,493
2023	0	15,582
Thereafter	0	31,658
	1,833	$132,281
Less amount representing interest	(69)
	1,764
Current maturities of capital lease obligations	996
Capital lease obligations, net of current maturities	$768

Commitment with Strategic Partner

During 2017, we completed renegotiations with Atos and our other largest hosting partners to improve the operating cost structure of our private cloud hosting operations. As a result of these renegotiations, we signed a new amended and restated agreement with Atos and, therefore, starting in 2018, we began to transition substantially all of our hosting services to Atos. The increased scale of the relationship is expected to result in future reductions in the base fees and volume fee rates. The new amended and restated agreement extends the term to 2023 with annual auto-renewal periods for an additional two years thereafter. The new agreement also provides for the payment of initial annual base fees of $30 million per year (decreasing to $25 million by the end of the agreement) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. Expenses under our agreement with Atos, which are included in cost of revenue in our consolidated statements of operations, are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Expenses incurred under Atos agreement	$55,903	$58,787	$62,266

16. Discontinued Operations

Netsmart Discontinued Operation

On December 31, 2018, we sold all of the Class A Common Units of Netsmart held by the Company in exchange for $566.6 million in cash plus a final settlement as determined following the closing. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation as a result of the sale. Refer to Note 3, “Business Combinations and Other Investments” for additional information about this transaction.

The following table summarizes Netsmart’s major classes of assets and liabilities as reported on the consolidated balance sheets as of December 31, 2017 as the balances were fully deconsolidated as of December 31, 2018:

(In thousands)	December 31, 2017
Carrying amounts of major classes of assets associated with Netsmart included as part of assets attributable to discontinued operations:
Cash and cash equivalents	$31,504
Accounts receivable, net	75,313
Prepaid expenses and other current assets	9,008
Total current assets attributable to Netsmart discontinued operations	115,825

Fixed assets, net	30,186
Software development costs, net	27,344
Intangible assets, net	391,299
Goodwill	712,206
Other assets	1,998
Total noncurrent assets attributable to Netsmart discontinued operations	$1,163,033

Carrying amounts of major classes of liabilities associated with Netsmart included as part of liabilities attributable to discontinued operations:
Accounts payable	$11,834
Accrued expenses	8,115
Accrued compensation and benefits	16,560
Deferred revenue	68,256
Current maturities of non-recourse long-term debt - Netsmart	2,755
Current maturities of capital lease obligations	6,763
Total current liabilities attributable to Netsmart	114,283

Non-recourse long-term debt - Netsmart	625,193
Long-term capital lease obligations	4,758
Deferred revenue long-term	4,838
Deferred taxes, net	70,385
Other liabilities	2,342
Total noncurrent liabilities attributable to Netsmart	$707,516

Redeemable convertible non-controlling interest attributable to discontinued operations	$431,535
Non-controlling interest attributable to discontinued operations	$48

The following table summarizes Netsmart’s major income and expense line items as reported in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
(In thousands)	2018	2017	2016
Major income and expense line items related to Netsmart:(1)
Revenue:
Software delivery, support and maintenance	$214,065	$198,204	$104,319
Client services	131,166	110,430	59,511
Total revenue	345,231	308,634	163,830
Cost of revenue:
Software delivery, support and maintenance	60,100	51,079	36,823
Client services	94,061	78,317	39,851
Amortization of software development and acquisition related assets	34,357	29,876	17,416
Total cost of revenue	188,518	159,272	94,090
Gross profit	156,713	149,362	69,740
Selling, general and administrative expenses	125,807	85,583	58,344
Research and development	25,315	17,937	9,372
Amortization of intangible and acquisition-related assets	24,029	16,409	9,963
(Loss) income from discontinued operations for the Netsmart sale before income taxes	(18,438)	29,433	(7,939)
Interest expense	(59,541)	(49,939)	(38,663)
Other income	101	925	258
Income tax benefit	22,933	45,253	18,123
(Loss) income from discontinued operations, net of tax for Netsmart	$(54,945)	$25,672	$(28,221)
(1)	Activity includes both Netsmart and intercompany transactions that would not have been eliminated if Netsmart’s results were not consolidated.

Horizon Clinicals and Series2000 Revenue Cycle Discontinued Operation

Two of the product offerings acquired with the EIS Business in 2017, Horizon Clinicals and Series2000 Revenue Cycle, were sunset after March 31, 2018. The decision to discontinue maintaining and supporting these solutions was made prior to our acquisition of the EIS Business and, therefore, they are presented below as discontinued operations. Until the end of the first quarter of 2018, we were involved in ongoing maintenance and support for these solutions until customers transitioned to other platforms. No disposal gains or losses were recognized during the year ended December 31, 2018 related to these discontinued solutions.

The following table summarizes the major classes of assets and liabilities of these discontinued solutions, as reported on the consolidated balance sheets as of December 31, 2018 and 2017:

(In thousands)	December 31, 2018	December 31, 2017
Carrying amounts of major classes of assets associated with Horizon Clinicals and Series2000 Revenue Cycle included as part of assets attributable to discontinued operations:
Accounts receivable, net	$0	$8,196
Prepaid expenses and other current assets	0	3,080
Total current assets attributable to discontinued operations	$0	$11,276

Carrying amounts of major classes of liabilities associated with Horizon Clinicals and Series2000 Revenue Cycle included as part of liabilities attributable to discontinued operations:
Accounts payable	$0	$114
Accrued expenses	920	5,599
Accrued compensation and benefits	0	7,728
Deferred revenue	0	7,241
Other classes of liabilities that are not major	0	676
Total current liabilities attributable to discontinued operations	$920	$21,358

The following table summarizes the major income and expense line items of these discontinued solutions, as reported in the consolidated statements of operations for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018
(In thousands)	2018	2017
Major income and expense line items relating to the Horizon Clinicals and Series2000 Revenue Cycle discontinued solutions:
Revenue:
Software delivery, support and maintenance	$9,441	$10,949
Client services	404	1,044
Total revenue	9,845	11,993
Cost of revenue:
Software delivery, support and maintenance	2,322	2,918
Client services	830	261
Total cost of revenue	3,152	3,179
Gross profit	6,693	8,814
Research and development	1,651	1,148
Income from discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle before income taxes	5,042	7,666
Income tax provision	(1,311)	(2,990)
Income from discontinued operations, net of tax for Horizon Clinicals and Series2000 Revenue Cycle	$3,731	$4,676

17. Business Segments

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

During the first quarter of 2018, in an effort to further streamline and align our operating structure around our key acute and population health management solutions, we made several changes to our organizational and reporting structure. These changes included the split of our former Population Health operating segment, which was part of our Population Health reportable segment, into several components. The dbMotion business unit, previously included in the Population Health operating segment, was aligned with the Hospitals and Health Systems operating segment within the Clinical and Financial solutions reportable segment. The Care Management, Referral Management and Careport business units, previously included in the Population Health operating segment, were combined into a new Careport operating segment within the Population Health reportable segment. In addition, the 2bPrecise business became a separate operating segment. The segment disclosures below for the years ended December 31, 2017 and 2016, were have been revised to conform to the current year presentation.

During the second quarter of 2018, we changed the presentation of certain research and development expenses related to common solutions and resources that benefit all of our business units. Such expenses were previously internally allocated to our business units. Under the new presentation, such expenses are no longer internally allocated and are included as part of “Unallocated Amounts.” The gross profit and income from operations previously reported for our reportable segments for the years ended December 31, 2017 and 2016 have been recast to match the new presentation. As a result, the gross profit and income from operations of the Clinical and Financial Solutions reportable segment increased by $3 million and $38 million, respectively, for the year ended December 31, 2017 and by $2 million and $44 million, respectively, for the year ended December 31, 2016. In addition, the gross profit and income from operations of the Population Health reportable segment increased by nil and $1 million, respectively, for the year ended December 31, 2017 and increased by nil and $2 million, respectively, for the year ended December 31, 2016.

During the third quarter of 2018, as part of our continued efforts to improve operating efficiency and offer innovative products and services, we transferred the Payerpath business, previously part of the Veradigm operating segment (f/k/a Payor and Life Sciences operating segment), to the Ambulatory operating segment. This transfer had no impact on our reportable segments since both the Ambulatory and Veradigm operating segments are included within the Clinical and Financial Solutions reportable segment.

During the fourth quarter of 2018, we further streamlined the Company’s operating segments. We merged the leadership and remaining businesses of the EIS-EWS operating segment with the EIS-Classics operating segment. This change was primarily driven by the sale of the Strategic Sourcing and OneContent business units earlier in 2018, which together comprised a substantial majority of the EIS-EWS operating segment. Refer to Note 3, “Business Combinations and Other Investments” for additional information regarding the sale of the Strategic Sourcing and OneContent business units. We also merged the leadership and assets of the NantHealth operating segment with the Hospitals and Health Systems operating segment. The EIS-EWS and NantHealth operating segments were previously included in the Population Health reportable segment, while the EIS-Classics and Hospitals and Health Systems operating segments are included within the Clinical and Financial Solutions reportable segment. The segment disclosures below for the years ended December 31, 2017 and 2016, have been revised to conform to the current year presentation.

Finally, on December 31, 2018, we sold all of our investment in Netsmart. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation as a result of the sale. In addition, the results of operations related to two of the product offerings acquired with the EIS Business (Horizon Clinicals and Series2000) are also presented throughout these financial statements as discontinued operations and are included within the Clinical and Financial Solutions reportable segment, except for acquisition-related deferred revenue adjustments, which are included in “Unallocated Amounts”. Refer to Note 16, “Discontinued Operations.”

As a result of the above changes, as of December 31, 2018, we had eight operating segments, which are aggregated into two reportable segments. The Clinical and Financial Solutions reportable segment includes the Hospitals and Health Systems, Ambulatory, Veradigm, and EIS-Classics strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications and financial and information solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Population Health reportable segment is comprised of three separate operating segments: Careport, FollowMyHealth®, and EPSiTM. This reportable segment derives its revenue from the sale of health management, financial management and patient engagement solutions, which are mainly targeted at hospitals, health systems, other care facilities and Accountable Care Organizations (“ACOs”). The 2bPrecise operating segment is included in “Unallocated Amounts” based on materiality.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income from operations as measures of performance and to make decisions about the allocation of resources. In determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenue acquired in a business combination. We also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units (refer to discussion above), all of which are centrally managed, (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware and (iii) the results of the 2bPrecise operating segment. We do not track our assets by segment.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenue:
Clinical and Financial Solutions	$1,565,987	$1,337,030	$1,183,196
Population Health	190,706	173,809	177,394
Unallocated Amounts	(6,731)	(13,131)	25,479
Total revenue	$1,749,962	$1,497,708	$1,386,069

Gross Profit:
Clinical and Financial Solutions	$663,005	$574,386	$496,595
Population Health	146,614	142,514	149,338
Unallocated Amounts	(85,076)	(84,101)	(44,634)
Total gross profit	$724,543	$632,799	$601,299

Income (loss) from operations:
Clinical and Financial Solutions	$344,568	$335,005	$287,077
Population Health	100,118	112,577	123,685
Unallocated Amounts	(537,738)	(435,098)	(343,052)
Total income (loss) from operations	$(93,052)	$12,484	$67,710

18. Supplemental Disclosures

The majority of the restricted cash balance as of December 31, 2018 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016 to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart and an escrow fund related to a previous acquisition associated with the acquired EIS Business.

	December 31,
(In thousands)	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$174,243	$119,470
Restricted cash	10,552	11,524
Total cash, cash equivalents and restricted cash	$184,795	$130,994

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash paid during the period for:
Interest	$28,888	$21,183	$14,989
Income taxes paid, net of tax refunds	$10,108	$6,675	$5,466
Non-cash transactions:
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$48,594	$43,850	$28,536
Exchange of NantHealth, Inc. common stock for net assets acquired of NantHealth provider/patient engagement solutions business including value assigned to commercial agreement	$0	$42,750	$0
Obligations incurred to purchase capitalized software or enter into capital leases	$1,501	$1,897	$27,127
Contribution of assets in exchange for equity interest	$4,000	$0	$0
Issuance of treasury stock to commercial partner	$1,121	$334	$0

Accrued expenses consist of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Royalties, certain third-party product costs and licenses	$26,371	$14,195
Other	79,701	63,605
Total accrued expenses	$106,072	$77,800

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

Other assets consist of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Reseller agreement with Nant Health, LLC	$0	$22,252
Fair value of 1.25% Call Option	9,104	46,578
Long-term deferred hosting fees	20,805	0
Long-term prepaid commissions	32,660	32,938
Investments in non-marketable securities	37,040	30,013
Long-term deposits and other assets	9,597	15,070
Total other assets	$109,206	$146,851

19. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. Our revenues by geographic area are summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	2016
United States	$1,697,178	$1,440,842	$1,336,799
Canada	15,377	15,818	18,694
Other international	37,407	41,048	30,576
Total	$1,749,962	$1,497,708	$1,386,069

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,	December 31,
(In thousands)	2018	2017
United States	$111,836	$129,021
India	4,231	4,154
Israel	3,830	1,322
Canada	60	146
Other international	1,956	774
Total	$121,913	$135,417

20. Contingencies

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and January 2019, Practice Fusion received five additional requests for documents and information through additional CIDs and Health Insurance Portability and Accountability Act subpoenas. These requests relate to the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program, compliance with the Anti-Kickback Statute and related business practices. Practice Fusion has produced documents in response to these requests. To date, there has been no claim or legal proceeding against Practice Fusion related to this investigation.

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

21. Quarterly Financial Information (Unaudited)

The following tables contain a summary of our unaudited quarterly consolidated results of operations for our last eight fiscal quarters, which have been restated to illustrate Netsmart as a discontinued operation.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2018	2018	2018 (1)	2018 (1)
Revenue	$442,346	$432,430	$441,464	$433,722
Cost of revenue	254,187	254,478	267,697	249,057
Gross profit	188,159	177,952	173,767	184,665
Selling, general and administrative expenses	99,992	108,125	122,913	119,937
Research and development	66,096	63,032	74,491	64,790
Asset impairment charges	28,091	0	30,075	0
Goodwill impairment charge	13,466	0	0	0
Amortization of intangible and acquisition-related assets	6,957	6,609	6,382	6,639
(Loss) income from operations	(26,443)	186	(60,094)	(6,701)
Interest expense	(13,989)	(13,251)	(11,979)	(11,695)
Other income (loss), net	658	(536)	(14)	(34)
Gain on sale of businesses, net	0	0	173,129	(871)
Impairment of and losses on long-term investments	0	0	(9,987)	(5,500)
Equity in net (loss) income of unconsolidated investments	(270)	(177)	767	(61)
(Loss) income from continuing operations before income taxes	(40,044)	(13,778)	91,822	(24,862)
Income tax benefit (provision)	5,449	1,637	(7,256)	(299)
(Loss) income from continuing operations, net of tax	(34,595)	(12,141)	84,566	(25,161)
Loss from discontinued operations	(39,854)	(13,857)	(14,109)	(5,016)
Gain on sale of Netsmart	500,471	0	0	0
Income tax effect on discontinued operations	(40,126)	2,152	3,815	1,662
Income (loss) from discontinued operations, net of tax	420,491	(11,705)	(10,294)	(3,354)
Net income (loss)	385,896	(23,846)	74,272	(28,515)
Less: Net loss attributable to non-controlling interest	1,033	4	2,700	790
Less: Accretion redemption preference on redeemable non-controlling interest - discontinued operations	(12,148)	(12,149)	(12,148)	(12,149)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$374,781	$(35,991)	$64,824	$(39,874)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(0.19)	$(0.07)	$0.49	$(0.14)
Discontinued operations	$2.36	$(0.13)	$(0.13)	$(0.08)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$2.17	$(0.20)	$0.36	$(0.22)

Diluted
Continuing operations	$(0.19)	$(0.07)	$0.49	$(0.14)
Discontinued operations	$2.33	$(0.13)	$(0.13)	$(0.08)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$2.14	$(0.20)	$0.36	$(0.22)

	Quarter Ended
	December 31,		September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2017 (2)		2017 (2)	2017	2017
Revenue	$436,411		$368,091	$350,150	$343,056
Cost of revenue	260,208		205,843	199,930	198,928
Gross profit	176,203		162,248	150,220	144,128
Selling, general and administrative expenses	123,113		93,790	91,033	92,752
Research and development	68,344		46,485	42,205	45,248
Amortization of intangible and acquisition-related assets	6,005		3,816	3,745	3,779
Income from operations	(21,259)		18,157	13,237	2,349
Interest expense	(11,594)		(9,251)	(8,279)	(8,416)
Other income (loss), net	160		(685)	(222)	235
Impairment of and losses on long-term investments	0		(20,700)	(144,590)	0
Equity in net loss of unconsolidated investments	115		449	(28)	285
Loss from continuing operations before income taxes	(32,578)		(12,030)	(139,882)	(5,547)
Income tax benefit (provision)	9,973	(3)	(1,962)	(1,263)	(1,234)
Loss from continuing operations, net of tax	(22,605)		(13,992)	(141,145)	(6,781)
Income from discontinued operations, net of tax	37,468		(3,470)	(1,866)	(1,784)
Net income (loss)	14,863		(17,462)	(143,011)	(8,565)
Less: Net loss (income) attributable to non-controlling interest	1,918		(163)	264	(453)
Less: Accretion redemption preference on redeemable non-controlling interest - discontinued operations	(10,963)		(10,962)	(10,963)	(10,962)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$5,818		$(28,587)	$(153,710)	$(19,980)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(0.12)		$(0.08)	$(0.78)	$(0.04)
Discontinued operations	$0.15		$(0.08)	$(0.07)	$(0.07)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$0.03		$(0.16)	$(0.85)	$(0.11)

Diluted
Continuing operations	$(0.12)		$(0.08)	$(0.78)	$(0.04)
Discontinued operations	$0.15		$(0.08)	$(0.07)	$(0.07)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$0.03		$(0.16)	$(0.85)	$(0.11)

(1)	Results of operations for the quarter include the results of operations of (i) Practice Fusion since February 13, 2018 and (ii) Health Grid since May 18, 2018.
(2)

Results of operations for the quarter include the results of operations of (i) the provider/ patient engagement solutions business of NantHealth, Inc. since August 25, 2017 and (ii) the EIS Business since October 2, 2017.

(3)

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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of December 31, 2018 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment with the Audit Committee of our Board. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers required by this Item is incorporated by reference from Part I, Item 1 of this Form 10-K, under the heading “Executive Officers.”

Other information required by this Item is incorporated by reference from the information contained under the proposal “Election of Directors,” the heading “Directors,” and the subheadings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Audit Committee Financial Expert” under the heading “Corporate Governance” in our 2019 Proxy Statement (the “2019 Proxy Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2018.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from information contained under the heading “Compensation Discussion and Analysis” and the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors” under the heading “Corporate Governance” in the 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from information contained under the subheadings “Certain Relationships and Related Transactions” and “Board Meetings and Committees” under the heading “Corporate Governance” in the 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from information contained under the subheadings “Fees and Related Expenses Paid to Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in Part II of this Form 10-K:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

		Charged to
	Balance at	Expenses/	Deferred	Write-Offs,	Balance at
	Beginning of	Against	Revenue	Net of	End of
(In thousands)	Year	Revenue	Reclassification	Recoveries	Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2018	$31,386	$21,156	$5,512	$(7,648)	$50,406
Year ended December 31, 2017	28,655	7,384	1,482	(6,135)	31,386
Year ended December 31, 2016	31,266	6,979	661	(10,251)	28,655

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	*	Contribution and Investment Agreement, dated as of March 20, 2016, by and among Allscripts Healthcare Solutions, Inc., GI Netsmart Holdings LLC, Nathan Holding LLC and Andrews Henderson LLC			8-K	2.1	March 23, 2016

2.2	*	Agreement and Plan of Merger, dated as of March 20, 2016, by and among Nathan Intermediate LLC, Nathan Merger Co., Netsmart, Inc. and Genstar Capital Partners V, L.P.			8-K	2.2	March 23, 2016

2.3	*	Purchase Agreement, dated as of August 1, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			8-K	2.1	August 4, 2017

2.4		Amendment No. 1 to Purchase Agreement, dated as of October 2, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			10-Q	2.3	November 9, 2017

2.5	*	Asset Purchase Agreement, dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth, Inc.			8-K	2.1	August 31, 2017

2.6	*	Asset Purchase Agreement, dated as of February 15, 2018, by and among Hyland Software, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts Software, LLC and Allscripts Healthcare Solutions, Inc.			8-K	2.1	February 16, 2018

2.7	*	Agreement and Plan of Merger, dated as of January 5, 2018, by and among Allscripts Healthcare, LLC, Presidio Sub, Inc., Practice Fusion, Inc. and Fortis Advisors LLC, as representative of the Holders			10-Q	2.2	May 8, 2018

2.8	*	Agreement and Plan of Merger, dated as of April 27, 2018, by and among Allscripts Healthcare, LLC, FollowMyHealth Merger Sub, Inc., Health Grid Holding Company, the persons listed on the schedules thereto and Raj Toleti in his capacity as the representative of the Stockholders			10-Q	2.2	August 6, 2018

2.9	*	Unit Purchase Agreement, dated as of December 7, 2018, by and among Allscripts Healthcare, LLC, Allscripts Next, LLC, Allscripts Healthcare Solutions, Inc. and the Purchasers named in the schedules thereto.			8-K	2.1	December 11, 2018

3.1		Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			10-K	3.1	February 29, 2016

3.2		By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

4.1		Indenture dated as of June 18, 2013, between Allscripts Healthcare Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee			8-K	4.1	June 18, 2013

4.2		Form of 1.25% Cash Convertible Senior Note due 2020 (included in Exhibit 4.1)			8-K	4.2	June 18, 2013

10.1		Second Amended and Restated Credit Agreement, dated as of February 15, 2018, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Fifth Third Bank, KeyBank National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents			8-K	10.1	February 15, 2018

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.2	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.3	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	June 18, 2013

10.4	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.2	June 18, 2013

10.5	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	June 18, 2013

10.6	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.4	June 18, 2013

10.7	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.5	June 18, 2013

10.8	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.6	June 18, 2013

10.9	Warrant transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.7	June 18, 2013

10.10	Warrant transaction confirmation, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.8	June 18, 2013

10.11	Warrant transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.9	June 18, 2013

10.12	Warrant transaction confirmation, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.10	June 18, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.13		Warrant transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.11	June 18, 2013

10.14		Warrant transaction confirmation, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.12	June 18, 2013

10.15	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)			10-Q	10.3	October 13, 2009

10.16	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan			10-K	10.19	March 31, 2003

10.17	†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan			10-Q	10.12	November 10, 2008

10.18	†	Amended and Restated Allscripts Healthcare Solutions Inc. Incentive Plan			8-K	10.1	May 23, 2014

10.19	†	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.20	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.21	†	Form of Restricted Stock Unit Award Agreement (Directors)			10-KT	10.37	March 1, 2011

10.22	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.23	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.24	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.25	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.26	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.27	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.28	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-K	10.39	March 1, 2013

10.29	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (February 2014)			10-K	10.29	March 3, 2014

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.31	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 2, 2015

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.32	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

10.33	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.34	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			10-K	10.41	March 1, 2013

10.35	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.36	†	Amendment No. 1 to Employment Agreement, effective October 1, 2015, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

10.37	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.38	†	Employment Agreement, dated as of October 10, 2012 but effective as of November 12, 2012, between Allscripts Healthcare Solutions, Inc. and Dennis Olis			10-K	10.39	March 3, 2014

10.39	†	Employment Agreement, dated as of May 28, 2013, between Allscripts Healthcare Solutions, Inc. and Brian Farley			10-K	10.40	March 3, 2014

10.40	†	Employment Agreement, dated as of October 30, 2016, effective November 1, 2016, between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-K	10.49	February 27, 2017

21.1		Subsidiaries	X

23.1		Consent of Grant Thornton LLP	X

24.1		Powers of Attorney (included on the signature page hereto)	X

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB		XBRL Taxonomy Extension Label Linkbase	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF		XBRL Taxonomy Definition Linkbase	X

†	Indicates management contract or compensatory plan.

*   Omitted schedules will be furnished supplementally to the SEC upon request

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2019

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

Signature	Title	Date

/S/ PAUL M. BLACK Paul M. Black	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2019

/S/ DENNIS M. OLIS Dennis M. Olis	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2019

/S/ MARA G. ASPINALL	Director	February 22, 2019
Mara G. Aspinall

/S/ P. GREGORY GARRISON	Director	February 22, 2019
P. Gregory Garrison

/S/ JONATHAN J. JUDGE Jonathan J. Judge	Director	February 22, 2019

/S/ MICHAEL A. KLAYKO Michael A. Klayko	Chairman of the Board and Director	February 22, 2019

/S/ YANCEY L. SPRUILL Yancey L. Spruill	Director	February 22, 2019

/S/ DAVE B. STEVENS Dave B. Stevens	Director	February 22, 2019

/S/ DAVID D. STEVENS David D. Stevens	Director	February 22, 2019