Form 10-Q
period 2019-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2019-05-03
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(800) 334-8534

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	MDRX	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of May 1, 2019, there were 166,438,125 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$137,167	$174,243
Restricted cash	10,681	10,552
Accounts receivable, net of allowance of $39,214 and $50,406 as of March 31, 2019 and December 31, 2018, respectively	457,960	465,264
Contract assets	95,077	66,451
Prepaid expenses and other current assets	133,448	142,455
Total current assets	834,333	858,965
Fixed assets, net	115,564	121,913
Software development costs, net	219,047	209,660
Intangible assets, net	415,437	431,081
Goodwill	1,373,996	1,373,744
Deferred taxes, net	4,946	5,036
Contract assets - long-term	72,042	71,879
Right-of-use assets - operating leases	97,411	0
Other assets	109,632	109,206
Total assets	$3,242,408	$3,181,484

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	March 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,585	$73,166
Accrued expenses	108,773	107,068
Accrued compensation and benefits	61,500	100,076
Income tax payable	0	29,644
Deferred revenue	504,089	466,797
Current maturities of long-term debt	20,518	20,059
Current operating lease liabilities	24,154	0
Current liabilities attributable to discontinued operations	0	920
Total current liabilities	799,619	797,730
Long-term debt	766,240	647,539
Deferred revenue	13,089	15,984
Deferred taxes, net	58,366	58,470
Long-term operating lease liabilities	95,112	0
Other liabilities	53,865	81,334
Total liabilities	1,786,291	1,601,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2019 and December 31, 2018; 272,013 and 166,134 shares issued and outstanding as of March 31, 2019, respectively; 270,955 and 171,224 shares issued and outstanding as of December 31, 2018, respectively	2,719	2,709
Treasury stock: at cost, 105,879 and 99,731 shares as of March 31, 2019 and December 31, 2018, respectively	(525,613)	(460,543)
Additional paid-in capital	1,858,319	1,881,494
Retained earnings (accumulated deficit)	125,289	132,842
Accumulated other comprehensive loss	(4,597)	(5,389)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,456,117	1,551,113
Non-controlling interest	0	29,314
Total stockholders’ equity	1,456,117	1,580,427
Total liabilities and stockholders’ equity	$3,242,408	$3,181,484

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Revenue:
Software delivery, support and maintenance	$275,512	$280,553
Client services	156,537	153,169
Total revenue	432,049	433,722
Cost of revenue:
Software delivery, support and maintenance	88,133	86,010
Client services	141,599	137,088
Amortization of software development and acquisition-related assets	28,222	25,959
Total cost of revenue	257,954	249,057
Gross profit	174,095	184,665
Selling, general and administrative expenses	100,245	119,937
Research and development	64,310	64,790
Asset impairment charges	98	0
Amortization of intangible and acquisition-related assets	6,797	6,639
Income (loss) from operations	2,645	(6,701)
Interest expense	(10,184)	(11,694)
Other income (loss), net	513	(35)
Loss on sale of businesses, net	0	(871)
Recovery (impairment) of long-term investments	1,045	(5,500)
Equity in net loss of unconsolidated investments	(64)	(61)
Loss from continuing operations before income taxes	(6,045)	(24,862)
Income tax provision	(1,932)	(299)
Loss from continuing operations, net of tax	(7,977)	(25,161)
Loss from discontinued operations	0	(5,016)
Income tax effect on discontinued operations	0	1,662
Loss from discontinued operations, net of tax	0	(3,354)
Net loss	(7,977)	(28,515)
Net loss attributable to non-controlling interests	424	790
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,553)	$(39,874)

Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(0.04)	$(0.14)
Discontinued operations	0.00	(0.08)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.04)	$(0.22)

Diluted
Continuing operations	$(0.04)	$(0.14)
Discontinued operations	0.00	(0.08)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.04)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net loss	$(7,977)	$(28,515)
Other comprehensive (loss) income:
Foreign currency translation adjustments	695	123
Change in fair value of derivatives qualifying as cash flow hedges	132	(633)
Other comprehensive income (loss) before income tax (expense) benefit	827	(510)
Income tax (expense) benefit related to items in other comprehensive (loss) income	(35)	314
Total other comprehensive income (loss)	792	(196)
Comprehensive loss	(7,185)	(28,711)
Comprehensive loss attributable to non-controlling interests	424	790
Comprehensive (loss) income, net	$(6,761)	$(27,921)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Number of Common Shares
Balance at beginning of period	270,955	269,335
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,058	1,266
Balance at end of period	272,013	270,601
Common Stock
Balance at beginning of period	$2,709	$2,693
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	10	13
Balance at end of period	$2,719	$2,706
Number of Treasury Stock Shares
Balance at beginning of period	(99,731)	(88,504)
Issuance of treasury stock	0	0
Purchase of treasury stock	(6,148)	(4,144)
Balance at end of period	(105,879)	(92,648)
Treasury Stock
Balance at beginning of period	$(460,543)	$(322,735)
Purchase of treasury stock	(65,070)	(57,600)
Balance at end of period	$(525,613)	$(380,335)
Additional Paid-In Capital
Balance at beginning of period	$1,881,494	$1,781,059
Stock-based compensation	11,394	9,935
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(5,338)	(8,296)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)
Subsidiary issuance of common stock	0	(430)
Warrants issued	682	682
Acquisition of non-controlling interest	(29,913)	0
Balance at end of period	$1,858,319	$1,770,801
Retained earnings (accumulated deficit)
Balance at beginning of period	$132,842	$(338,150)
Net loss less net income attributable to non-controlling interests	(7,553)	(27,725)
ASC 606 implementation adjustments	0	46,604
Balance at end of period	$125,289	$(319,271)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(5,389)	$(1,985)
Foreign currency translation adjustments, net	695	123
Unrecognized gain on derivatives qualifying as cash flow hedges, net of tax	97	(319)
Balance at end of period	$(4,597)	$(2,181)
Non-controlling interest
Balance at beginning of period	$29,314	$39,190
Acquisition of non-controlling interest	(28,890)	0
Net loss attributable to non-controlling interests	(424)	(790)
Balance at end of period	$0	$38,400
Total Stockholders’ Equity at beginning of period	$1,580,427	$1,160,072
Total Stockholders’ Equity at end of period	$1,456,117	$1,110,120

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(7,977)	$(28,515)
Less: Loss from discontinued operations	0	(3,354)
Loss from continuing operations	(7,977)	(25,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,126	47,948
Operating right-of-use asset amortization	5,320	0
Stock-based compensation expense	11,658	9,957
Deferred taxes	6	723
Asset impairment charges	98	0
(Recovery) impairment of long-term investments	(1,045)	5,500
Equity in net loss of unconsolidated investments	64	61
Loss on sale of businesses, net	0	871
Other income (losses), net	172	(941)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	32,307	33,075
Prepaid expenses and other assets	3,658	(6,501)
Accounts payable	7,382	4,707
Accrued expenses	(4,847)	13,670
Accrued compensation and benefits	(39,525)	(18,610)
Deferred revenue	(17,107)	(13,894)
Other liabilities	1,380	2,910
Operating leases	(5,854)	0
Net cash provided by operating activities - continuing operations	35,816	54,315
Net cash (used in) provided by operating activities - discontinued operations	(30,000)	3,993
Net cash provided by operating activities	5,816	58,308
Cash flows from investing activities:
Capital expenditures	(4,847)	(7,508)
Capitalized software	(28,600)	(26,168)
Cash paid for business acquisitions, net of cash acquired	0	(107,212)
Sales (purchases) of equity securities, other investments and related intangible assets, net	32	0
Other proceeds from investing activities	5	37
Net cash used in investing activities - continuing operations	(33,410)	(140,851)
Net cash used in investing activities - discontinued operations	0	(8,961)
Net cash used in investing activities	(33,410)	(149,812)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	0	212
Taxes paid related to net share settlement of equity awards	(5,327)	(8,496)
Payments of lease obligations	(55)	(255)
Credit facility payments	(5,000)	0
Credit facility borrowings, net of issuance costs	120,000	145,843
Repurchase of common stock	(65,070)	(57,599)
Payment of acquisition financing obligations	0	(3,226)
Purchases of subsidiary shares owned by non-controlling interest	(54,064)	0
Net cash (used in) provided by financing activities - continuing operations	(9,516)	76,479
Net cash used in financing activities - discontinued operations	0	(3,766)
Net cash (used in) provided by financing activities	(9,516)	72,713
Effect of exchange rate changes on cash and cash equivalents	163	65
Net decrease in cash and cash equivalents	(36,947)	(18,726)
Cash, cash equivalents and restricted cash, beginning of period	184,795	162,498
Cash, cash equivalents and restricted cash, end of period	147,848	143,772
Less: Cash and cash equivalents included in current assets attributable to discontinued operations	0	(19,105)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$147,848	$124,667

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting. The Company believes that the disclosures made are adequate to make these unaudited interim consolidated financial statements not misleading. They should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Change in Presentation

During the first quarter of 2019, we changed our reportable segments from Clinical and Financial Solutions, Population Health and Unallocated to Provider, Veradigm and Unallocated. The business units reported within the historical segments have been reallocated into the new segments. Refer to Note 15 “Business Segments” for further discussion on the impact of the change.

Significant Accounting Policies

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) on January 1, 2019 using the cumulative-effect adjustment transition method. This method requires us to recognize an adoption impact as a cumulative-effect adjustment to the January 1, 2019 retained earnings balance. Prior period balances were not adjusted upon adoption this standard. The standard requires that leased assets and corresponding lease liabilities be recognized within the consolidated balance sheets as right-to-use assets and operating or financing lease liabilities. Please refer to Note 3 “Leases” for further discussion on the impact of adoption.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provides new accounting guidance to simplify and improve the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. We adopted ASU 2017-12 on January 1, 2019 and the adoption did not have any effect on our consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers. We adopted this standard on January 1, 2019 and the adoption did not have any effect on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements ASU 2018-13 will be effective for all entities for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the disclosure impact of this accounting guidance.

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

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material impact on our consolidated financial statements.

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

At March 31, 2019 and 2018, we had capitalized costs to obtain or fulfill a contract of $22.7 million and $27.4 million, respectively, in Prepaid and other current assets and $32.0 million and $37.3 million, respectively, in Other assets. During the three months ended March 31, 2019 and 2018, we recognized $7.6 million and $8.1 million, respectively, of amortization expense related to such capitalized costs, which is included in selling, general and administrative expenses within the consolidated statements of operations.

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

The breakdown of revenue recognized related based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2019
Revenue related to deferred revenue balance at beginning of period	$126,184
Revenue related to new performance obligations satisfied during the period	248,221
Revenue recognized under "right-to-invoice" expedient	55,923
Reimbursed travel expenses, shipping and other revenue	1,721
Total revenue	$432,049

(In thousands)	Three Months Ended March 31, 2018
Revenue related to deferred revenue balance at beginning of period	$181,398
Revenue related to new performance obligations satisfied during the period	200,232
Revenue recognized under "right-to-invoice" expedient	49,403
Reimbursed travel expenses, shipping and other revenue	2,689
Total revenue	$433,722

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.0 billion as of March 31, 2019, of which we expect to recognize approximately 38% over the next 12 months, and the remaining 62% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended March 31
(In thousands)	2019	2018
Revenue:
Recurring revenue	$348,636	$352,660
Non-recurring revenue	83,413	81,062
Total revenue	$432,049	$433,722

	Three Months Ended March 31, 2019
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$237,355	$34,042	$4,115	$275,512
Client services	155,252	1,074	211	156,537
Total revenue	$392,607	$35,116	$4,326	$432,049

	Three Months Ended March 31, 2018
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$257,754	$21,415	$1,384	$280,553
Client services	152,670	1,392	(893)	153,169
Total revenue	$410,424	$22,807	$491	$433,722

3. Leases

We adopted ASU 2016-02 on January 1, 2019 using the cumulative-effect adjustment transition method. The new guidance required the recognition of leased arrangements on the balance sheet as a right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets.

We determine whether an arrangement is a lease at inception. Assets leased under an operating lease arrangement are recorded in Right-of-use assets – operating leases and the associated lease liability is included in Current operating lease liabilities and Long-term operating lease liabilities within the consolidated balance sheets. Assets leased under finance lease arrangements are recorded within fixed assets and the associated lease liabilities are recorded within Accrued expenses and Other liabilities within the consolidated balance sheets.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate in conjunction with the market swap rate for the expected remaining lease team at commencement date for new leases, or as of January 1, 2019 for existing leases, in determining the present value of future lease payments. Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

We have elected the group of practical expedients under ASU 2016-02 to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases and (3) any indirect costs that would have qualified for capitalization for any existing leases. We have lease agreements with lease and non-lease components, which are generally accounted for separately except for real estate and vehicle leases, which we have elected to combine through a practical expedient under ASU 2016-02. Non-lease components for our leases typically comprise of executory costs, which under the practical expedient allows for all executory costs to be recorded as lease payments. Additionally, for certain equipment leases, we apply a portfolio approach to effectively record right-of-use assets and liabilities.

Our operating leases mainly include office leases and our finance leases include office and computer equipment leases. Our leases have remaining lease terms of approximately 1 year to 10 years, some of which include options to extend the leases for up to 5 years, which may include options to terminate the leases within 1 year. Total costs associated with leased assets are as follows:

(In thousands)	Three months ended March 31, 2019
Operating lease cost (1)	$6,717
Less: Sublease income	(802)
Total operating lease costs	5,915
Finance lease costs:
Amortization of right-of-use assets (2)	51
Interest on lease liability (3)	3
Total finance lease costs	$54
(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statement of operations.
(2)	Amortization of finance right-of-use assets is recognized on a straight-line basis and is included in in Selling, general and administrative expenses within the consolidated statement of operations.
(3)	Interest on finance lease liabilities is recorded as Interest expense within the consolidated statement of operations.

Supplemental information for operating and finance leases is as follows:

(In thousands)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,287
Operating cash flows from finance leases	$3
Financing cash flows from finance leases	$37
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$124,811
Finance leases	$263

The balance sheet location and balances for operating and finance leases are as follows:

(In thousands, except lease term and discount rate)	March 31, 2019
Operating leases:
Right-of-use assets - operating leases	$97,411
Current operating lease liabilities	$24,154
Long-term operating lease liabilities	$95,112

Finance leases:
Fixed assets, gross	$524
Accumulated depreciation	286
Fixed assets, net	$238

Current finance lease liabilities (1)	$130
Long-term finance lease liabilities (2)	$97

Weighted average remaining lease term (in years)
Operating leases	6
Finance leases	2

Weighted average discount rate
Operating leases	4.6%
Finance leases	5.0%
(1)	Current finance lease liabilities are included in Accrued expenses within the consolidated balance sheets.
(2)	Long-term finance lease liabilities are included in Other liabilities within the consolidated balance sheets.

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of March 31, 2019.

	March 31, 2019
(in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$22,128	$107
2020	24,839	85
2021	20,773	40
2022	19,205	6
2023	16,817	0
Thereafter	33,171	0
Total lease liabilities	136,933	238
Less: Amount representing interest	(17,667)	(11)
Less: Short-term lease liabilities	(24,154)	(130)
Total long-term lease liabilities	$95,112	$97

4. Business Combinations

On March 1, 2019, we acquired all of the outstanding minority interest in Pulse8, Inc., a healthcare analytics and technology company that provides business intelligence software solutions for health plans and at-risk providers to enable them to analyze their risk adjustment and quality management programs, for $53.8 million (subject to adjustments for net working capital and a contingency holdback), plus up to a $10.0 million earnout based upon revenue targets through 2019. We initially acquired a controlling stake in Pulse 8, Inc. on September 8, 2016. This transaction was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the three months ended March 31, 2019.

5. Fair Value Measurements and Long-term Investments

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2019				December 31, 2018
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$394	$0	$394	$0	$262	$0	$262
1.25% Call Option	Other assets	0	0	3,030	3,030	0	0	9,104	9,104
Total assets		$0	$394	$3,030	$3,424	$0	$262	$9,104	$9,366

Contingent consideration - current	Accrued expenses	0	0	8,785	8,785	0	0	10,528	10,528
Contingent consideration - long-term	Other liabilities	0	0	22,074	22,074	0	0	15,317	15,317
1.25% Embedded cash conversion option	Other liabilities	0	0	3,525	3,525	0	0	9,974	9,974
Total liabilities		$0	$0	$34,384	$34,384	$0	$0	$35,819	$35,819

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2019 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2018	25,845	(870)
Additions	5,008	0
Fair value adjustments	6	375
Balance at March 31, 2019	$30,859	$(495)

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of
	Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at March 31, 2019	Cost	March 31, 2019	December 31, 2018
Equity method investments (1)	5	$7,407	$10,604	$10,667
Cost method investments	8	37,874	26,935	25,923
Total long-term equity investments	13	$45,281	$37,539	$36,590
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of March 31, 2019, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital, and observable price changes in orderly transactions.

Recovery and Impairment of Long-term Investments

During the three months ended March 31, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired. Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. As a result of this review, we recognized a non-cash impairment charge during the three months ended March 31, 2018 of $5.5 million related to one of our cost-method equity investments and a related note receivable, which had cost bases of $4.9 million and $2.6 million, respectively, prior to the impairment.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as defined in Note 9, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. In addition, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of March 31, 2019, since the effective interest rate on the 1.25% Notes approximates current market rates. Refer to Note 9, “Debt,” for further information regarding our long-term financial liabilities.

6. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2019 and 2018 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands)	2019	2018
Cost of revenue:
Software delivery, support and maintenance	$513	$596
Client services	1,093	1,408
Total cost of revenue	1,606	2,004
Selling, general and administrative expenses	8,325	6,132
Research and development	2,877	2,807
Total stock-based compensation expense	$12,808	$10,943

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three months ended March 31, 2019 and 2018.

We granted stock-based awards as follows:

	Three Months Ended March 31, 2019
		Weighted-Average
		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
Service-based restricted stock units	1,040	$10.72
Market-based restricted stock units with a service condition	700	$11.74
	1,740	$11.13

During the three months ended March 31, 2019 and the year ended December 31, 2018, 1.1 million and 1.6 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the three months ended March 31, 2019 and 2018 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2019 and 2018 were 508 thousand and 609 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 17, 2016, we announced that our Board approved a stock purchase program (the “2016 Program”) under which we may repurchase up to $200 million of our common stock through December 31, 2019. On August 2, 2018, we announced that our Board approved a new stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020, replacing the 2016 Program. We repurchased 6.1 million shares of our common stock under the 2018 Program for a total of $64.9 million during the three months ended March 31, 2019. The approximate dollar value of shares that may yet be purchased under the 2018 Program is $148.1 million as of March 31, 2019. We repurchased 4.1 million shares of our common stock under the 2016 Program for a total of $57.6 million during the three months ended March 31, 2018. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

7. Earnings (Loss) Per Share

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Basic earnings (loss) per Common Share:
Loss from continuing operations, net of tax	$(7,977)	$(25,161)
Net loss attributable to non-controlling interests	424	790
Net loss from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,553)	$(24,371)
Loss from discontinued operations, net of tax	$0	$(3,354)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)
Net loss from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	(15,503)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,553)	$(39,874)

Weighted-average common shares outstanding	169,957	179,882

Basic earnings (loss) from continuing operations per Common Share	$(0.04)	$(0.14)
Basic income from discontinued operations per Common Share	0.00	(0.08)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.04)	$(0.22)

Diluted earnings (loss) per Common Share:
Loss from continuing operations, net of tax	$(7,977)	$(25,161)
Net loss attributable to non-controlling interests	424	790
Net loss from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,553)	$(24,371)
Loss from discontinued operations, net of tax	$0	$(3,354)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)
Net loss from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	(15,503)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,553)	$(39,874)

Weighted-average common shares outstanding	169,957	179,882
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	0
Weighted-average common shares outstanding assuming dilution	169,957	179,882

Diluted earnings (loss) from continuing operations per Common Share	$(0.04)	$(0.14)
Diluted income from discontinued operations per Common Share	0.00	(0.08)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.04)	$(0.22)

Due to the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three months ended March 31, 2019 and 2018, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for those periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2019	2018
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	26,738	23,208

8. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$537,952	$(410,154)	$127,798	$537,834	$(401,093)	$136,741
Customer contracts and relationships	704,965	(469,326)	235,639	704,808	(462,468)	242,340
Total	$1,242,917	$(879,480)	$363,437	$1,242,642	$(863,561)	$379,081

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,373,996			1,373,744
Total			$1,425,996			$1,425,744

Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2019 were as follows:

(In thousands)	Provider	Veradigm	Total
Balance as of December 31, 2018	$1,254,284	$119,460	$1,373,744
Foreign exchange translation	252	0	252
Balance as of March 31, 2019	$1,254,536	$119,460	$1,373,996

There are $13.5 million in accumulated impairment losses associated with our goodwill as of March 31, 2019 and December 31, 2018.

9. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	March 31, 2019			December 31, 2018
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$18,534	$326,466	$345,000	$22,112	$322,888
Senior Secured Credit Facility	465,000	5,660	459,340	350,000	6,038	343,962
Other debt	952	0	952	748	0	748
Total debt	$810,952	$24,194	$786,758	$695,748	$28,150	$667,598
Less: Debt payable within one year	20,952	434	20,518	20,538	479	20,059
Total long-term debt, less current maturities	$790,000	$23,760	$766,240	$675,210	$27,671	$647,539

Interest expense consists of the following:

	Three Months Ended March 31,
(In thousands)	2019	2018
Interest expense	$6,229	$7,938
Amortization of discounts and debt issuance costs	3,955	3,756
Total interest expense	$10,184	$11,694

Interest expense related to the 1.25% Cash Convertible Senior Notes (the “1.25% Notes”), included in the table above, consists of the following:

	Three Months Ended March 31,
(In thousands)	2019	2018
Coupon interest at 1.25%	1,078	$1,078
Amortization of discounts and debt issuance costs	3,577	3,407
Total interest expense related to the 1.25% Notes	$4,655	$4,485

Allscripts Senior Secured Credit Facility

On February 15, 2018, Allscripts and Healthcare LLC entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent. The Second Amended Credit Agreement provides for a $400 million senior secured term loan (the “Term Loan”) and a $900 million senior secured revolving facility (the “Revolving Facility”), each with a five-year term. The Term Loan is repayable in quarterly installments, which began on June 30, 2018. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies.

As of March 31, 2019, $345 million under the Term Loan, $120 million under the Revolving Facility, and $0.8 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of March 31, 2019, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 2.00%, which totaled 4.50%. We were in compliance with all covenants under the Second Amended Credit Agreement as of March 31, 2019.

As of March 31, 2019, we had $899.2 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

1.25% Cash Convertible Senior Notes

As of March 31, 2019, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

The following table summarizes future debt payment obligations as of March 31, 2019:

(In thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$345,000	$0	$0	$0	$0
Term Loan	345,000	15,000	27,500	30,000	37,500	235,000	0
Revolving Facility (2)	120,000	0	0	0	0	120,000	0
Other debt	952	952	0	0	0	0	0
Total debt	$810,952	$15,952	$372,500	$30,000	$37,500	$355,000	$0

(1) Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2) Assumes no additional borrowings after March 31, 2019, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

10. Income Taxes

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

	Three Months Ended March 31,
(In thousands)	2019	2018
Loss from continuing operations before income taxes	$(6,045)	$(24,862)
Income tax provision	$(1,932)	$(299)
Effective tax rate	(32.0%)	(1.2%)

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2019, compared with the prior year comparable period, differs primarily due to higher tax shortfalls associated with stock-based compensation reflected in the provision for the three months ended March 31, 2019 and valuation allowance of $10.7 million recorded in the three months ended March 31, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended March 31, 2019, we recorded immaterial impacts for valuation allowances.

Our unrecognized income tax benefits were $20.8 million and $19.8 million as of March 31, 2019 and December 31, 2018, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law.

11. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	March 31, 2019
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$394	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	3,030	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	3,525
Total derivatives		$3,424		$3,525

	December 31, 2018
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$262	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	9,104	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	9,974
Total derivatives		$9,366		$9,974

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of March 31, 2019, there were 9 forward contracts outstanding that were staggered to mature monthly starting in April 2019 and ending in December 2019. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2019. As of March 31, 2019, the notional amount for each of the outstanding forward contracts was 160 million INR, or the equivalent of $2.3 million, based on the exchange rate between the United States dollar and the INR in effect as of March 31, 2019. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of March 31, 2019, we estimate that $0.4 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended March 31, 2019	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31, 2019
Foreign exchange contracts	$151	Cost of Revenue	$7
		Selling, general and administrative expenses	5
		Research and development	$7

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended March 31, 2018	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31, 2018
Foreign exchange contracts	$(78)	Cost of Revenue	$189
		Selling, general and administrative expenses	144
		Research and development	$222

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2019	2018
1.25% Call Option	$(6,074)	$(21,168)
1.25% Embedded cash conversion option	6,449	21,331
Net loss included in other income, net	$375	$163

12. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2018 (1)	$(5,584)	$195	$(5,389)
Other comprehensive income (loss) before reclassifications	695	111	806
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(14)	(14)
Net other comprehensive loss	695	97	792
Balance as of March 31, 2019 (2)	$(4,889)	$292	$(4,597)
(1)

Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives and $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income.

(2)	Net of taxes of $102 thousand for unrealized net losses on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2017 (1)	$(2,676)	$691	$(1,985)
Other comprehensive income (loss) before reclassifications	123	(58)	65
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(261)	(261)
Net other comprehensive income	123	(319)	(196)
Balance as of March 31, 2018 (2)	$(2,553)	$372	$(2,181)

(1)   Net of taxes of $445 thousand for unrealized net gains on foreign exchange contract derivatives.

(2)    Net of taxes of $131 thousand for unrealized net losses on foreign exchange contract derivatives and $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2019			2018
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$695	$0	$695	$123	$0	$123
Foreign exchange contracts:
Net (losses) gains arising during the period	151	(40)	111	(78)	20	(58)
Net losses (gains) reclassified into income (1)	(19)	5	(14)	(555)	294	(261)
Net change in unrealized (losses) gains on foreign exchange contracts	132	(35)	97	(633)	314	(319)
Net (loss) gain on cash flow hedges	132	(35)	97	(633)	314	(319)
Other comprehensive (loss) income	$827	$(35)	$792	$(510)	$314	$(196)

(1) Tax effects for the three months ended March 31, 2018 include $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income at December 31, 2017.

13. Contingencies

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

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. In the opinion of our management, the ultimate disposition of pending legal proceedings or claims will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these legal proceedings were resolved against or settled by us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that and subsequent reporting periods could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective clients or cause us to incur increased compliance costs, either of which could further adversely affect our operating results.

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and January 2019, Practice Fusion received five additional requests for documents and information through another CID and Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. In March 2019, Practice Fusion received a grand jury subpoena in connection with a related criminal investigation. The document and information requests received by Practice Fusion relate to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute and HIPAA as it relates to certain business practices engaged in by Practice Fusion. Practice Fusion continues to produce documents and information in response to these various requests.

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

14. Discontinued Operations

Netsmart

On December 31, 2018, we sold all of the Class A Common Units of Netsmart LLC, a Delaware limited liability company (“Netsmart”) held by the Company. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation as a result of the sale.

The following table summarizes Netsmart’s major income and expense line items as reported in the consolidated statements of operations for the three months ended March 31, 2018:

Three Months Ended
(In thousands)	March 31, 2018
Major income and expense line items related to Netsmart:
Revenue:
Software delivery, support and maintenance	$49,213
Client services	30,991
Total revenue	80,204
Cost of revenue:
Software delivery, support and maintenance	14,367
Client services	21,713
Amortization of software development and acquisition related assets	7,814
Total cost of revenue	43,894
Gross profit	36,310
Selling, general and administrative expenses	23,133
Research and development	5,187
Amortization of intangible and acquisition-related assets	5,609
Income from discontinued operations for the Netsmart sale before income taxes	2,381
Interest expense	(13,351)
Other loss	(12)
Income tax benefit	3,213
Loss from discontinued operations, net of tax for Netsmart	$(7,769)

Horizon Clinicals and Series2000 Revenue Cycle

Two of the product offerings (Horizon Clinicals and Series2000 Revenue Cycle) acquired with the Enterprise Information Solutions (the “EIS Business”) business combination were sunset after March 31, 2018. The decision to discontinue maintaining and supporting these solutions was made prior to our acquisition of the EIS Business and, therefore, are presented below as discontinued operations. Until the end of the first quarter of 2018, we were involved in ongoing maintenance and support for these solutions until customers have transitioned to other platforms. No disposal gains or losses were recognized during the 2018 fiscal year related to these discontinued operations. We had $0.9 million of accrued expenses associated with the Horizon Clinicals and Series2000 Revenue Cycle businesses on the consolidated balance sheets as of December 31, 2018.

The following table summarizes the major classes of line items constituting income (loss) of the discontinued operations specifically with the sunset businesses of Horizon Clinicals and Series2000 Revenue Cycle, as reported in the consolidated statements of operations for the three months ended March 31, 2018:

Three Months Ended
(In thousands)	March 31, 2018
Major classes of line items constituting pretax profit (loss) of discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle:
Revenue:
Software delivery, support and maintenance	$9,804
Client services	492
Total revenue	10,296
Cost of revenue:
Software delivery, support and maintenance	2,463
Client services	743
Total cost of revenue	3,206
Gross profit	7,090
Research and development	1,124
Income from discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle before income taxes	5,966
Income tax provision	(1,551)
Income from discontinued operations, net of tax for Horizon Clinicals and Series2000 Revenue Cycle	$4,415

15. Business Segments

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

During the three months ended March 31, 2019, we realigned our reporting structure as a result of the divestiture of our investment in Netsmart on December 31, 2018, the evolution of the healthcare IT industry and our increased focus on the payer and life sciences market. As a result, we changed the presentation of our reportable segments to Provider and Veradigm. The new Provider segment is comprised of our core integrated clinical software applications, financial management and patient engagement solutions targeted at clients across the entire continuum of care. The new Veradigm segment primarily focuses on the payer and life sciences market. These changes to our reportable segments had no impact on operating segments. The segment disclosures below for the three months ended March 31, 2018, have been revised to conform to the current year presentation.

As of March 31, 2019, we had eight operating segments, which are aggregated into two reportable segments. The Provider reportable segment includes the Hospitals and Health Systems, Ambulatory, CarePort, FollowMyHealth®, EPSiTM, EIS-Classics and 2bPrecise strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications, financial management and patient engagement solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Veradigm reportable segment is comprised of the Veradigm business unit, which represents a separate operating segment. This reportable segment provides data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media. Its solutions, targeted at key healthcare stakeholders, help improve the quality, efficiency and value of healthcare delivery.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income from operations as measures of performance and to make decisions about the allocation of resources. In determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenue acquired in a business combination. We also exclude the amortization of intangible assets, stock-based compensation expense, expenses not reflective of our core business and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Expenses not reflective of our core business relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units, all of which are centrally managed, and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware. We do not track our assets by segment.

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenue:
Provider	$392,607	$410,424
Veradigm	35,116	22,807
Unallocated Amounts	4,326	491
Total revenue	$432,049	$433,722

Gross Profit:
Provider	$165,818	$185,729
Veradigm	22,434	15,130
Unallocated Amounts	(14,157)	(16,194)
Total gross profit	$174,095	$184,665

Income (loss) from operations:
Provider	$100,274	$107,140
Veradigm	8,319	5,032
Unallocated Amounts	(105,948)	(118,873)
Total income (loss) from operations	$2,645	$(6,701)

16. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of March 31, 2019 and 2018 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016 to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	March 31,
(In thousands)	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$137,167	$111,999
Restricted cash	10,681	12,668
Total cash, cash equivalents and restricted cash	$147,848	$124,667

	Three Months Ended March 31,
(In thousands)	2019	2018
Supplemental non-cash information:
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operation	$0	$12,149
Contribution of assets in exchange for equity interest	$0	$4,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements and reported results should not be considered an indication of future performance. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the expected financial contribution of businesses acquired by us, including the EIS business, the NantHealth provider/patient solutions business, Practice Fusion and HealthGrid; the successful integration of businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to the EIS business, the NantHealth provider/patient solutions business, Practice Fusion and HealthGrid, including with respect to the investigations by the U.S. Attorney’s Office involving our EIS Business and Practice Fusion; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services, ransomware or other Internet-based attacks; Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new businesses or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms “we,” “us,” “our” or “Company” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and/or its wholly-owned subsidiaries and controlled affiliates, unless otherwise stated.

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

Given that CMS has proposed further regulations which require use of EHRs and other health information technology, including payment rules for upcoming years, even as we comply with previously published rules, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve expanded applicable product certification requirements, the changing strategies related to the Office of the National Coordinator for Health Information Technology (“ONC”) certification program, and the length of related development and other efforts required to meet regulatory standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body. Allscripts remains committed to satisfying evolving certification requirements and meeting conditions of certification, including those that will be finalized at the end of the review process by ONC this year.

Use of the Medicare Sustainable Growth Rate reimbursement model ceased in 2015 with the passage of the MACRA. The MACRA further encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare were given an opportunity to select one of two payment models: The Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these approaches require substantive reporting on quality measures; additionally, the MIPS consolidated several preexisting incentive programs, including Medicare Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law is likely driving additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now see a new reason to adopt EHRs and other health information technologies or by those needing to purchase more robust systems to help comply with more complex MACRA requirements. Additional regulations continue to be released annually clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

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

We believe we have taken and continue to take the proper steps to maximize the opportunity presented by the QPP and other new payment programs, including several announced recently, such as Primary Care First and the Pathways to Success overhaul of Medicare’s National ACO program. However, given the effects the laws are having on our clients, there can be no assurance that they will result in significant new orders for us in the near term, and if they do, that we will have the capacity to meet the additional market demand in a timely fashion.

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

Generally, Congressional oversight of EHRs and health information technology increased in recent years, including a specific focus on perceived interoperability failures and physician frustration with user burden, as well as contributing factors to such dissatisfaction. This increased oversight could impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible FDA oversight of EHRs, and we are participating in the review and comment process for the regulations on data blocking and interoperability that were released by HHS in February 2019. We will respond as necessary to the finalized regulations on those topics, expected by year’s end.

Congressional focus on addressing the opioid epidemic in part through technological applications and reducing clinician burden is likely to continue. The Administration is also taking action in some areas that may directly or indirectly affect Allscripts and our clients, including efforts to increase health-related price transparency in order to support patients in applying market-based pressures to the nation’s challenge of cost containment. Further, CMS has proposed changes to the Evaluation & Management coding structure that ties closely to our clients’ requirements to document the care they are delivering prior to payment. We expect these changes may have a positive effect on clinician satisfaction with our EHRs, if implemented as proposed, though the fundamentals of payment will remain in transition to value-based payment models.

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

Critical Accounting Policies and Estimates

We adopted the new leasing standard ASU 2016-02 effective January 1, 2019. The standard requires that leased assets and corresponding lease liabilities be recognized in the consolidated balance sheets as right-to-use assets and operating or financing lease liabilities. Refer to Note 3 “Leases” to our consolidated financial statements included Part I, Item 1, “Financial Statements (unaudited)” of this Form 10-Q for further information regarding the impact of adopting ASU 2016-02.

There were no other material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

First Quarter 2019 Summary

During the first quarter of 2019, we continued to make incremental progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and integrating recent acquisitions. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the first quarter of 2019 was $432 million, a decrease of $1.7 million compared to the first quarter of 2018. For the three months ended March 31, 2019, software delivery, support and maintenance revenue and client services revenue was $275 and $157 million, respectively, compared with $281 million and $153 million, respectively, during the three months ended March 31, 2018.

Gross profit and gross margin decreased during the three months ended March 31, 2019 compared with the prior year comparable period primarily due to the sale of the OneContent business during the three months ended June 30, 2018. The OneContent business was acquired as part of the EIS business acquisition on October 2, 2017 and had a higher gross margin compared with our other businesses. Gross profit and gross margin also decreased due to higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisition. Gross profit margin was 40.3% during the three months ended March 31, 2019 compared with 42.6% during the three months ended March 31, 2018.

Our contract backlog as of March 31, 2019 was $4 billion, an increase compared with our contract backlog of $3.9 billion as of December 31, 2018, while decreasing compared with contract backlog as of March 31, 2018 of $4.3 billion.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $286 million for the three months ended March 31, 2019, which represents an increase of 9% over the comparable prior period amount of $263 million and a decrease of 3% from the fourth quarter of 2018 amount of $295 million.

Overview of Consolidated Results

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Revenue:
Software delivery, support and maintenance	$275,512	$280,553	(1.8%)
Client services	156,537	153,169	2.2%
Total revenue	432,049	433,722	(0.4%)
Cost of revenue:
Software delivery, support and maintenance	88,133	86,010	2.5%
Client services	141,599	137,088	3.3%
Amortization of software development and acquisition-related assets	28,222	25,959	8.7%
Total cost of revenue	257,954	249,057	3.6%
Gross profit	174,095	184,665	(5.7%)
Gross margin %	40.3%	42.6%
Selling, general and administrative expenses	100,245	119,937	(16.4%)
Research and development	64,310	64,790	(0.7%)
Asset impairment charges	98	0	NM
Amortization of intangible and acquisition-related assets	6,797	6,639	2.4%
Income (loss) from operations	2,645	(6,701)	(139.5%)
Interest expense	(10,184)	(11,694)	(12.9%)
Other income (loss), net	513	(35)	NM
Loss on sale of businesses, net	0	(871)	(100.0%)
Recovery (impairment) of long-term investments	1,045	(5,500)	(119.0%)
Equity in net loss of unconsolidated investments	(64)	(61)	4.9%
Loss from continuing operations before income taxes	(6,045)	(24,862)	(75.7%)
Income tax provision	(1,932)	(299)	NM
Effective tax rate	(32.0%)	(1.2%)
Loss from continuing operations, net of tax	(7,977)	(25,161)	(68.3%)
Loss from discontinued operations	0	(5,016)	(100.0%)
Income tax effect on discontinued operations	0	1,662	(100.0%)
Loss from discontinued operations, net of tax	0	(3,354)	(100.0%)
Net loss	(7,977)	(28,515)	(72.0%)
Net loss attributable to non-controlling interest	424	790	(46.3%)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)	(100.0%)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,553)	$(39,874)	(81.1%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Revenue:
Recurring revenue	$348,636	$352,660	(1.1%)
Non-recurring revenue	83,413	81,062	2.9%
Total revenue	$432,049	$433,722	(0.4%)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Recurring revenue consists of subscription-based software sales, support and maintenance revenue, recurring transactions revenue, and recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management. Non-recurring revenue consists of perpetual software licenses sales, hardware resale and non-recurring transactions revenue, and project-based client services revenue.

The decrease in recurring revenue was primarily driven by the sale of the OneContent business on April 2, 2018. The OneContent business was acquired as part of the EIS business acquisition on October 2, 2017. The OneContent business contributed $13 million of recurring revenue during the three months ended March 31, 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. This decrease was partly offset by additional revenue from the acquisitions of Practice Fusion and Health Grid during 2018 and higher demand for managed services solutions across our customer base. Non-recurring revenue increased primarily as a result of higher sales of perpetual software license for our acute solutions as the current quarter included several large transactions which did not recur in the prior year quarter. This increase was partly offset by a net decrease in non-recurring revenue as a result of the above noted disposition and acquisitions and lower client services revenue related to a decrease in upgrade activity.

The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during both the three months ended March 31, 2019 and 2018.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Total cost of revenue	$257,954	$249,057	3.6%
Gross profit	$174,095	$184,665	(5.7%)
Gross margin %	40.3%	42.6%

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Gross profit and gross margin decreased during the three months ended March 31, 2019 compared with the prior year comparable period primarily due to the sale of the OneContent business, which had a higher gross margin compared with our other businesses. Gross profit and gross margin also decreased due to higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Selling, general and administrative expenses	$100,245	$119,937	(16.4%)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Selling, general and administrative expenses decreased during the three months ended March 31, 2019 compared with the prior year comparable period, primarily due to lower severance and incentive compensation costs driven by headcount reduction actions taken during 2018 as part of the integration of the EIS, Practice Fusion and Health Grid acquisitions, and lower transaction-related and legal expenses.

Research and Development

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Research and development	$64,310	$64,790	(0.7%)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Research and development expenses remained flat during the three months ended March 31, 2019 compared with the prior year comparable period as additional expenses from recent acquisitions were mitigated by our continued efforts to streamline our operations, improve operational efficiency and integrate these acquisitions as well as higher capitalized software development costs. Research and development expenses can also fluctuate from changes in the level of capitalized software development costs. The capitalization of software development costs is highly dependent on the nature of the work being performed and the development status of projects and, therefore, it is common for the amount of capitalized software development costs to fluctuate.

Asset Impairment Charges

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Asset impairment charges	$98	$0	NM

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Asset impairment charges for the three months ended March 31, 2019 were the result of miscellaneous fixed asset write-offs.

Amortization of Intangible Assets

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Amortization of intangible and acquisition-related assets	$6,797	$6,639	2.4%

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

The increase in amortization expense for the three months ended March 31, 2019 compared with the prior year comparable period was due to incremental amortization expense associated with intangible assets acquired as part of business combinations completed during 2018.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Interest expense	$10,184	$11,694	(12.9%)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Interest expense during the three months ended March 31, 2019 decreased compared to the prior year comparable period due to the impact of lower average outstanding borrowings partially offset by higher interest rates.

Other Income (Loss), Net

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Other income (loss), net	$513	$(35)	NM

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Other income (loss), net for the three months ended March 31, 2019 and 2018 consisted of a combination of interest income, and miscellaneous receipts and expenses.

Loss on Sale of Businesses, Net

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Loss on sale of businesses, net	$0	$(871)	(100.0%)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Loss on sale of businesses, net during the three months ended March 31, 2018 relates to the divestiture of our Strategic Sourcing business.

Recovery (Impairment) of Long-term investments

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Recovery (impairment) of long-term investments	$1,045	$(5,500)	(119.0%)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

During the three months ended March 31, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired. The impairment charges for the three months ended March 31, 2018 related to one of our other cost method equity investments and a related note receivable.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Equity in net loss of unconsolidated investments	$(64)	$(61)	4.9%

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Equity in net loss of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Income tax provision	$(1,932)	$(299)	NM

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2019, compared with the prior year comparable period, differs primarily due to higher tax shortfalls associated with stock-based compensation reflected in the provision for the three months ended March 31, 2019 and valuation allowance of $10.7 million recorded in the three months ended March 31, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended March 31, 2019, we recorded immaterial impacts for valuation allowances.

Discontinued Operations

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Loss from discontinued operations	$0	$(5,016)	(100.0%)
Income tax effect on discontinued operations	$0	$1,662	(100.0%)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

On December 31, 2018, we sold all of the Class A Common Units of Netsmart owned by the Company. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is now reported as a discontinued operation as a result of the sale for all periods presented. The loss from discontinued operations primarily represents the net losses incurred by Netsmart for the three ended March 31, 2018. Also included in discontinued operations are earnings associated with the Horizon Clinicals and Series2000 Revenue Cycle product offerings, which we stopped supporting effective as of March 31, 2018. Refer to Note 14, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Non-Controlling Interests

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Net loss attributable to non-controlling interest	$424	$790	(46.3%)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$0	$(12,149)	(100.0%)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

The net loss attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart prior to the sale of our investment in Netsmart on December 31, 2018.

Segment Operations

During the first quarter of 2019, we changed our reportable segments from Clinical and Financial Solutions, Population Health and Unallocated to Provider, Veradigm and Unallocated. The segment disclosures below for the three months ended March 31, 2018, have been revised to conform to the current year presentation. Refer to Note 15 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Revenue:
Provider	$392,607	$410,424	(4.3%)
Veradigm	35,116	22,807	54.0%
Unallocated Amounts	4,326	491	NM
Total revenue	$432,049	$433,722	(0.4%)

Gross Profit:
Provider	$165,818	$185,729	(10.7%)
Veradigm	22,434	15,130	48.3%
Unallocated Amounts	(14,157)	(16,194)	(12.6%)
Total gross profit	$174,095	$184,665	(5.7%)

Income (loss) from operations:
Provider	$100,274	$107,140	(6.4%)
Veradigm	8,319	5,032	65.3%
Unallocated Amounts	(105,948)	(118,873)	(10.9%)
Total income (loss) from operations	$2,645	$(6,701)	(139.5%)

Provider

Our Provider segment derives its revenue from the sale of integrated clinical software applications, financial management and patient engagement solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services.

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Revenue	$392,607	$410,424	(4.3%)
Gross profit	$165,818	$185,729	(10.7%)
Gross margin %	42.2%	45.3%
Income from operations	$100,274	$107,140	(6.4%)
Operating margin %	25.5%	26.1%

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Provider revenue, gross profit and income from operations decreased during the three months ended March 31, 2019 compared with the prior year comparable periods, primarily as a result of the sale of the OneContent and Strategic Sourcing businesses on March 15, 2018 and on April 2, 2018, respectively. These businesses were acquired as part of the EIS business acquisition on October 2, 2017 and contributed $16 million of revenue during the three months ended March 31, 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. The remainder of the decrease in revenue was primarily driven by lower recurring software delivery, support and maintenance revenue and lower non-recurring client services revenue, which were partly offset by higher non-recurring software delivery, support and maintenance revenue and higher recurring client services revenue. The decrease in non-recurring client services revenue was primarily related to a decrease in upgrade activity. The increase in non-recurring software delivery, support and maintenance revenue was driven by higher sales of perpetual software licenses for our acute solutions as the current quarter included several large transactions which did not recur in the prior year quarter. The increase in recurring client services revenue was primarily driven by higher demand for managed services solutions across our customer base.

Gross margin and operating margin decreased during the three months ended March 31, 2019 compared with the prior year comparable period primarily due to the sale of the OneContent business, which had higher overall profitability compared with our other Provider businesses. The decrease in the operating margin was partly offset by favorability from lower selling, general and administrative, and research and development expenses driven by headcount reduction actions taken during 2018 as part of the integration of the EIS, Practice Fusion and Health Grid acquisitions.

Veradigm

Our Veradigm segment derives its revenue from the provision of data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media. Its solutions, targeted at key healthcare stakeholders, help improve the quality, efficiency and value of healthcare delivery – from biopharma to health plans, healthcare providers and patients, and health technology partners, among others.

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Revenue	$35,116	$22,807	54.0%
Gross profit	$22,434	$15,130	48.3%
Gross margin %	63.9%	66.3%
Income from operations	$8,319	$5,032	65.3%
Operating margin %	23.7%	22.1%

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Veradigm revenue, gross profit and income from operations increased during the three months ended March 31, 2019 compared with the prior year comparable period, primarily driven by the acquisition of Practice Fusion during the second quarter of 2018 as well as organic growth. The three-month period ended March 31, 2018, includes only a partial quarter of Practice Fusion’s results.

Gross margin decreased during the three months ended March 31, 2019 compared with the prior year comparable period, primarily due to higher internal and external costs incurred to support the growth of this segment. Operating margin improved during the three months ended March 31, 2019 compared with the prior year comparable period, primarily due to improved operating leverage as overall selling, general and administrative expenses increased at a lower rate than the growth in revenue and gross profit, and decreased as a percentage of revenue.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. We also exclude the amortization of intangible assets, stock-based compensation expense, expenses not reflective of our core business and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Expenses not reflective of our core business relate to certain severance, product consolidation, legal, consulting and other charges. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units, all of which are centrally managed, and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware.

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Revenue	$4,326	$491	NM
Gross profit	$(14,157)	$(16,194)	(12.6%)
Gross margin %	NM	NM
Loss from operations	$(105,948)	$(118,873)	(10.9%)
Operating margin %	NM	NM

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three months ended March 31, 2019 increased compared with the prior year comparable period due to an increase in hardware revenue in other products as well as only $0.6 million in amortization of acquisition-related deferred revenue adjustments that was recorded during the three months ended March 31, 2019 compared to $3.9 million during the three months ended March 31, 2018. The acquisition-related adjustments primarily resulted from the acquisitions of the EIS business as well as Practice Fusion.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $110 million for the three months ended March 31, 2019 compared with $119 million for the prior year comparable period. The decrease for the three months ended March 31, 2019 compared with the comparable prior year period was primarily driven by (i) lower amortization of acquired intangible assets of $3 million, (ii) lower transaction-related, severance and legal expenses of $12 million, and (iii) offset with an increase in stock-based compensation of $2 million.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. March 31, 2019
(In millions)	As of March 31, 2019	As of December 31, 2018	As of March 31, 2018	December 31, 2018	March 31, 2018
Software delivery, support and maintenance	$2,717	$2,507	$2,602	8.4%	4.4%
Client services	1,324	1,350	1,675	(1.9%)	(21.0%)
Total contract backlog	$4,041	$3,857	$4,277	4.8%	(5.5%)

Total contract backlog as of March 31, 2019 was increased compared with December 31, 2018 and decreased compared with March 31, 2018. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of March 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $148 million and available borrowing capacity of $899 million under our revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Net loss	$(7,977)	$(28,515)	$20,538
Less: Loss from discontinued operations	0	(3,354)	3,354
Loss from continuing operations	(7,977)	(25,161)	17,184
Non-cash adjustments to net income	66,399	64,119	2,280
Cash impact of changes in operating assets and liabilities	(22,606)	15,357	(37,963)
Net cash provided by operating activities - continuing operations	35,816	54,315	(18,499)
Net cash (used in) provided by operating activities - discontinued operations	(30,000)	3,993	(33,993)
Net cash provided by operating activities	$5,816	$58,308	$(52,492)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Net cash provided by operating activities decreased during the three months ended March 31, 2019 compared with the prior year comparable period primarily due to working capital changes and higher incentive compensation payments. Non-cash adjustments to net loss increased slightly during the three months ended March 31, 2019 compared with prior year comparable period. Higher depreciation and amortization expenses, primarily driven by the amortization of operating right-to-use assets, and stock-based compensation were partly offset by a recovery of previously impaired cost method investment in the current quarter and no impairments of long-term investments during the three months ended March 31, 2019 as compared to the prior year comparable period.

Net cash used in operating activities – discontinued operations during the three months ended March 31, 2019 reflects an advance income tax payment related to the gain realized upon the sale of our investment in Netsmart on December 31, 2018.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Capital expenditures	$(4,847)	$(7,508)	$2,661
Capitalized software	(28,600)	(26,168)	(2,432)
Cash paid for business acquisitions, net of cash acquired	0	(107,212)	107,212
Purchases of equity securities, other investments and related intangible assets	32	0	32
Other proceeds from investing activities	5	37	(32)
Net cash used in investing activities - continuing operations	(33,410)	(140,851)	107,441
Net cash used in investing activities - discontinued operations	0	(8,961)	8,961
Net cash used in investing activities	$(33,410)	$(149,812)	$116,402

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Net cash used in investing activities decreased during the three months ended March 31, 2019 compared with the prior year comparable period, primarily due to the acquisition of Practice Fusion during the three months ended March 31, 2018.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Proceeds from sale or issuance of common stock	$0	$212	$(212)
Taxes paid related to net share settlement of equity awards	(5,327)	(8,496)	3,169
Payments on debt instruments and lease obligations	(5,055)	(255)	(4,800)
Credit facility borrowings, net of issuance costs	120,000	145,843	(25,843)
Repurchase of common stock	(65,070)	(57,599)	(7,471)
Payment of acquisition financing obligations	0	(3,226)	3,226
Purchases of subsidiary shares owned by non-controlling interest	(54,064)	0	(54,064)
Net cash (used in) provided by financing activities - continuing operations	(9,516)	76,479	(85,995)
Net cash used in financing activities - discontinued operations	0	(3,766)	3,766
Net cash (used in) provided by financing activities	$(9,516)	$72,713	$(82,229)

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

During the three months ended March 31, 2019 we had net use of cash from financing activities compared with net cash provided from financing activities during the three months ended March 31, 2018. During the three months ended March 31, 2019, we purchased all of the outstanding minority interest in Pulse8, Inc., repurchased a higher amount of our common stock and had lower net credit facility borrowings compared with three months ended March 31, 2018.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 1.25% Notes and the Senior Secured Credit Facility as of March 31, 2019.

(In thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$345,000	$0	$0	$0	$0
Senior Secured Credit Facility (2)	465,000	15,000	27,500	30,000	37,500	355,000	0
Total principal payments	810,000	15,000	372,500	30,000	37,500	355,000	0
Interest payments:
1.25% Cash Convertible Senior Notes (1)	6,469	2,156	4,313	0	0	0	0
Senior Secured Credit Facility (2) (3)	52,511	10,666	13,737	13,003	12,206	2,899	0
Total interest payments	58,980	12,822	18,050	13,003	12,206	2,899	0
Total future debt payments	$868,980	$27,822	$390,550	$43,003	$49,706	$357,899	$0

(1) Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2) Assumes no additional borrowings after March 31, 2019, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

(3) Assumes LIBOR plus the applicable margin remain constant at the rate in effect on March 31, 2019, which was 4.50%.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development efforts during 2019 is expected to increase compared with 2018 as we continue to build and expand the capabilities and functionality of our traditional ambulatory, acute and post-acute platforms as well as those of Veradigm and our consumer health offerings. Our total spending consists of research and development costs directly recorded to expense which are offset by the capitalization of eligible development costs.

To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended March 31,
(In thousands)	2019	2018
Research and development costs directly recorded to expense	$64,310	$64,790
Capitalized software development costs per consolidated statement of cash flows	28,600	26,168
Total non-GAAP R&D-related spending	$92,910	$90,958
Total revenue	$432,049	$433,722
Total non-GAAP R&D-related spending as a % of total revenue	21.5%	21.0%

We believe that our cash and cash equivalents of $148 million as of March 31, 2019, our future cash flows, and our borrowing capacity under our Revolving Facility, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our 2018 stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the three months ended March 31, 2019, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the three months ended March 31, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

We have implemented, and continue to refine, internal controls related to the new leasing accounting standard which we adopted on January 1, 2019. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 13, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Except as follows, there have been no material changes during the quarter ended March 31, 2019 from the risk factors as previously disclosed in our Form 10-K.

The outcome of the government investigation of Practice Fusion or any future government investigations of our other businesses could have a material adverse effect on our business, financial condition and operating results.

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and January 2019, Practice Fusion received five additional requests for documents and information through another CID and HIPAA subpoenas. In March 2019, Practice Fusion received a grand jury subpoena in connection with a related criminal investigation. The document and information requests received by Practice Fusion relate to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute and HIPAA as it relates to certain business practices engaged in by Practice Fusion. Practice Fusion continues to produce documents and information in response to these various requests. These matters or any future government investigations into our other businesses (or existing government investigation of our EIS business) could result in criminal liability, the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs, or any other losses. For example, we are aware of other EHR providers who are responding to similar investigations by the U.S. Attorney’s Office, and two other EHR providers recently settled allegations by the Department of Justice that resulted from civil investigative demands and required significant payments and ongoing compliance costs in connection with long-term corporate integrity agreements. Similar settlements by or findings against us could have a material adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2018, we announced that our Board approved a new stock purchase program under which we may repurchase up to $250 million of our common stock through December 31, 2020. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our 2018 stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity during the three months ended March 31, 2019 and the approximate dollar value of shares that may yet be purchased under our 2018 stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
01/01/19—01/31/19	0	$0.00	0	$213,050
02/01/19—02/28/19	500	$10.73	500	$207,684
03/01/19—03/31/19	5,649	$10.55	5,649	$148,104
	6,149	$10.56	6,149

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Dennis M. Olis
Dennis M. Olis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 3, 2019