Form 10-Q
period 2019-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2019-08-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, there were 166,653,482 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$138,903	$174,243
Restricted cash	9,236	10,552
Accounts receivable, net of allowance of $41,647 and $50,406 as of June 30, 2019 and December 31, 2018, respectively	428,085	465,264
Contract assets	75,351	66,451
Prepaid expenses and other current assets	152,476	142,455
Total current assets	804,051	858,965
Fixed assets, net	105,923	121,913
Software development costs, net	225,646	209,660
Intangible assets, net	402,783	431,081
Goodwill	1,382,244	1,373,744
Deferred taxes, net	5,000	5,036
Contract assets - long-term	98,362	71,879
Right-of-use assets - operating leases	96,097	0
Other assets	115,367	109,206
Total assets	$3,235,473	$3,181,484

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,670	$73,166
Accrued expenses	256,516	107,068
Accrued compensation and benefits	53,741	100,076
Income tax payable	0	29,644
Deferred revenue	432,222	466,797
Current maturities of long-term debt	22,121	20,059
Current operating lease liabilities	24,501	0
Current liabilities attributable to discontinued operations	0	920
Total current liabilities	879,771	797,730
Long-term debt	822,724	647,539
Deferred revenue	13,011	15,984
Deferred taxes, net	56,899	58,470
Long-term operating lease liabilities	93,117	0
Other liabilities	53,744	81,334
Total liabilities	1,919,266	1,601,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2019 and December 31, 2018; 272,472 and 166,653 shares issued and outstanding as of June 30, 2019, respectively; 270,955 and 171,224 shares issued and outstanding as of December 31, 2018, respectively	2,724	2,709
Treasury stock: at cost, 105,818 and 99,731 shares as of June 30, 2019 and December 31, 2018, respectively	(524,767)	(460,543)
Additional paid-in capital	1,867,613	1,881,494
(Accumulated deficit) retained earnings	(24,641)	132,842
Accumulated other comprehensive loss	(4,722)	(5,389)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,316,207	1,551,113
Non-controlling interest	0	29,314
Total stockholders’ equity	1,316,207	1,580,427
Total liabilities and stockholders’ equity	$3,235,473	$3,181,484

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenue:
Software delivery, support and maintenance	$285,023	$284,485	$560,535	$565,038
Client services	159,437	156,979	315,974	310,148
Total revenue	444,460	441,464	876,509	875,186
Cost of revenue:
Software delivery, support and maintenance	91,351	92,938	179,484	178,948
Client services	139,957	150,174	281,556	287,262
Amortization of software development and acquisition-related assets	29,030	24,585	57,252	50,544
Total cost of revenue	260,338	267,697	518,292	516,754
Gross profit	184,122	173,767	358,217	358,432
Selling, general and administrative expenses	105,542	122,913	205,787	242,850
Research and development	63,414	74,491	127,724	139,281
Asset impairment charges	3,691	30,075	3,789	30,075
Amortization of intangible and acquisition-related assets	6,732	6,382	13,529	13,021
Income (loss) from operations	4,743	(60,094)	7,388	(66,795)
Interest expense	(10,424)	(11,980)	(20,608)	(23,674)
Other loss, net	(144,994)	(13)	(144,481)	(48)
Gain on sale of businesses, net	0	173,129	0	172,258
(Impairment) recovery of long-term investments	0	(9,987)	1,045	(15,487)
Equity in net income of unconsolidated investments	218	767	154	706
(Loss) income from continuing operations before income taxes	(150,457)	91,822	(156,502)	66,960
Income tax benefit (provision)	527	(7,256)	(1,405)	(7,555)
(Loss) income from continuing operations, net of tax	(149,930)	84,566	(157,907)	59,405
Loss from discontinued operations	0	(14,107)	0	(19,123)
Income tax effect on discontinued operations	0	3,813	0	5,475
Loss from discontinued operations, net of tax	0	(10,294)	0	(13,648)
Net (loss) income	(149,930)	74,272	(157,907)	45,757
Net loss attributable to non-controlling interests	0	2,700	424	3,490
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,148)	0	(24,297)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(149,930)	$64,824	$(157,483)	$24,950

Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(0.90)	$0.49	$(0.94)	$0.35
Discontinued operations	0.00	(0.13)	0.00	(0.21)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.90)	$0.36	$(0.94)	$0.14

Diluted
Continuing operations	$(0.90)	$0.49	$(0.94)	$0.35
Discontinued operations	0.00	(0.13)	0.00	(0.21)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.90)	$0.36	$(0.94)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net (loss) income	$(149,930)	$74,272	$(157,907)	$45,757
Other comprehensive (loss) income:
Foreign currency translation adjustments	(156)	(1,685)	539	(1,562)
Change in fair value of derivatives qualifying as cash flow hedges	42	(460)	174	(1,093)
Other comprehensive (loss) income before income tax (expense) benefit	(114)	(2,145)	713	(2,655)
Income tax (expense) benefit related to items in other comprehensive (loss) income	(11)	120	(46)	434
Total other comprehensive income (loss)	(125)	(2,025)	667	(2,221)
Comprehensive (loss) income	(150,055)	72,247	(157,240)	43,536
Comprehensive loss attributable to non-controlling interests	0	2,700	424	3,490
Comprehensive (loss) income, net	$(150,055)	$74,947	$(156,816)	$47,026

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Number of common shares
Balance at beginning of period	272,013	270,601	270,955	269,335
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	459	108	1,517	1,374
Balance at end of period	272,472	270,709	272,472	270,709
Common stock
Balance at beginning of period	$2,719	$2,706	$2,709	$2,693
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	5	1	15	14
Balance at end of period	$2,724	$2,707	$2,724	$2,707
Number of treasury stock shares
Balance at beginning of period	(105,879)	(92,648)	(99,731)	(88,504)
Issuance of treasury stock	61	0	61	0
Purchase of treasury stock	0	(3,527)	(6,148)	(7,671)
Balance at end of period	(105,818)	(96,175)	(105,818)	(96,175)
Treasury stock
Balance at beginning of period	$(525,613)	$(380,335)	$(460,543)	$(322,735)
Issuance of treasury stock	846	0	846	0
Purchase of treasury stock	0	(44,306)	(65,070)	(101,906)
Balance at end of period	$(524,767)	$(424,641)	$(524,767)	$(424,641)
Additional paid-in capital
Balance at beginning of period	$1,858,319	$1,770,801	$1,881,494	$1,781,059
Stock-based compensation	10,129	7,212	21,523	17,147
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(1,373)	(114)	(6,711)	(8,410)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,148)	0	(24,297)
Subsidiary issuance of common stock	0	430	0	0
Issuance of treasury stock	(144)	0	(144)	0
Warrants issued	682	682	1,364	1,364
Acquisition of non-controlling interest	0	0	(29,913)	0
Balance at end of period	$1,867,613	$1,766,863	$1,867,613	$1,766,863
Retained earnings (accumulated deficit)
Balance at beginning of period	$125,289	$(319,271)	$132,842	$(338,150)
Net (loss) income less net loss attributable to non-controlling interests	(149,930)	76,972	(157,483)	49,247
ASC 606 implementation adjustments	0	13,991	0	57,438
ASC 606 implementation adjustments - discontinued operations	0	0	0	3,157
Balance at end of period	$(24,641)	$(228,308)	$(24,641)	$(228,308)
Accumulated other comprehensive loss
Balance at beginning of period	$(4,597)	$(2,181)	$(5,389)	$(1,985)
Foreign currency translation adjustments, net	(156)	(1,685)	539	(1,562)
Unrecognized gain (loss) on derivatives qualifying as cash flow hedges, net of tax	31	(340)	128	(659)
Balance at end of period	$(4,722)	$(4,206)	$(4,722)	$(4,206)
Non-controlling interest
Balance at beginning of period	$0	$38,400	$29,314	$39,190
Acquisition of non-controlling interest	0	(6,491)	(28,890)	(6,491)
Net loss attributable to non-controlling interests	0	(2,700)	(424)	(3,490)
Balance at end of period	$0	$29,209	$0	$29,209
Total Stockholders’ Equity at beginning of period	$1,456,117	$1,110,120	$1,580,427	$1,160,072
Total Stockholders’ Equity at end of period	$1,316,207	$1,141,624	$1,316,207	$1,141,624

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net (loss) income	$(157,907)	$45,757
Less: Loss from discontinued operations	0	(13,648)
(Loss) income from continuing operations	(157,907)	59,405
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	100,603	95,192
Operating right-of-use asset amortization	11,007	0
Stock-based compensation expense	21,790	17,154
Deferred taxes	(1,506)	9,669
Asset impairment charges	3,789	30,075
(Recovery) impairment of long-term investments	(1,045)	15,487
Equity in net loss of unconsolidated investments	(154)	(706)
Gain on sale of businesses, net	0	(172,258)
Other (income) losses, net	1,992	(898)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	42,256	13,990
Prepaid expenses and other assets	(16,691)	(9,961)
Accounts payable	16,285	19,183
Accrued expenses	146,841	5,182
Accrued compensation and benefits	(47,284)	4,374
Deferred revenue	(77,342)	(23,282)
Other liabilities	(2,670)	(1,060)
Operating leases	(11,874)	0
Net cash provided by operating activities - continuing operations	28,090	61,546
Net cash (used in) provided by operating activities - discontinued operations	(30,000)	4,994
Net cash (used in) provided by operating activities	(1,910)	66,540
Cash flows from investing activities:
Capital expenditures	(9,429)	(14,022)
Capitalized software	(55,222)	(57,339)
Cash paid for business acquisitions, net of cash acquired	(11,718)	(177,233)
Cash received from sale of businesses, net	0	246,801
Purchases of equity securities, other investments and related intangible assets, net	(1,159)	(2,723)
Other proceeds from investing activities	9	46
Net cash used in investing activities - continuing operations	(77,519)	(4,470)
Net cash used in investing activities - discontinued operations	0	(16,048)
Net cash used in investing activities	(77,519)	(20,518)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	0	212
Taxes paid related to net share settlement of equity awards	(6,695)	(8,610)
Payments of lease obligations	(68)	(254)
Credit facility payments	(10,000)	(215,001)
Credit facility borrowings, net of issuance costs	180,000	275,843
Repurchase of common stock	(65,070)	(101,905)
Payment of acquisition and other financing obligations	(1,473)	(3,226)
Purchases of subsidiary shares owned by non-controlling interest	(54,064)	(6,945)
Net cash provided by (used in) financing activities - continuing operations	42,630	(59,886)
Net cash used in financing activities - discontinued operations	0	(7,567)
Net cash provided by (used in) financing activities	42,630	(67,453)
Effect of exchange rate changes on cash and cash equivalents	143	(291)
Net decrease in cash and cash equivalents	(36,656)	(21,722)
Cash, cash equivalents and restricted cash, beginning of period	184,795	162,498
Cash, cash equivalents and restricted cash, end of period	148,139	140,776
Less: Cash and cash equivalents included in current assets attributable to discontinued operations	0	(14,791)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$148,139	$125,985

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

Significant Accounting Policies

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) on January 1, 2019 using the cumulative-effect adjustment transition method. This method requires us to recognize an adoption impact as a cumulative-effect adjustment to the January 1, 2019 retained earnings balance. Prior period balances were not adjusted upon adoption of this standard. The standard requires that leased assets and corresponding lease liabilities be recognized within the consolidated balance sheets as right-of-use assets and operating or financing lease liabilities. Please refer to Note 3 “Leases” for further discussion on the impact of adoption.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provides new accounting guidance to simplify and improve the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. We adopted ASU 2017-12 on January 1, 2019, and the adoption did not have any effect on our consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers. We adopted this standard on January 1, 2019, and the adoption did not have any effect on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for all entities for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the disclosure impact of this accounting guidance.

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

At June 30, 2019 and December 31, 2018, we had capitalized costs to obtain or fulfill a contract of $21.9 million and $24.7 million, respectively, in Prepaid and other current assets and $31.9 million and $33.8 million, respectively, in Other assets. During the three months ended June 30, 2019 and 2018, we recognized $7.4 million and $7.5 million, respectively, of amortization expense related to such capitalized costs. During the six months ended June 30, 2019 and 2018, we recognized $15.0 million and $15.5 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized related based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019
Revenue related to deferred revenue balance at beginning of period	$126,184	$146,150
Revenue related to new performance obligations satisfied during the period	248,221	233,696
Revenue recognized under "right-to-invoice" expedient	55,923	62,245
Reimbursed travel expenses, shipping and other revenue	1,721	2,369
Total revenue	$432,049	$444,460

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018
Revenue related to deferred revenue balance at beginning of period	$181,398	$196,163
Revenue related to new performance obligations satisfied during the period	200,232	180,001
Revenue recognized under "right-to-invoice" expedient	49,403	62,533
Reimbursed travel expenses, shipping and other revenue	2,689	2,767
Total revenue	$433,722	$441,464

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $3.9 billion as of June 30, 2019, of which we expect to recognize approximately 38% over the next 12 months, and the remaining 62% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Recurring revenue	$350,113	$361,376	$698,749	$714,036
Non-recurring revenue	94,347	80,088	177,760	161,150
Total revenue	$444,460	$441,464	$876,509	$875,186

	Three Months Ended June 30, 2019
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$247,439	$37,451	$133	$285,023
Client services	158,251	1,070	116	159,437
Total revenue	$405,690	$38,521	$249	$444,460

	Three Months Ended June 30, 2018
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$253,754	$32,807	$(2,076)	$284,485
Client services	159,713	690	(3,424)	156,979
Total revenue	$413,467	$33,497	$(5,500)	$441,464

	Six Months Ended June 30, 2019
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$484,794	$71,493	$4,248	$560,535
Client services	313,503	2,144	327	315,974
Total revenue	$798,297	$73,637	$4,575	$876,509

	Six Months Ended June 30, 2018
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$511,508	$54,222	$(692)	$565,038
Client services	312,383	2,082	(4,317)	310,148
Total revenue	$823,891	$56,304	$(5,009)	$875,186

3. Leases

We adopted ASU 2016-02 on January 1, 2019 using the cumulative-effect adjustment transition method. The new guidance requires the recognition of leased arrangements on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets.

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

Our operating leases mainly include office leases and our finance leases include office and computer equipment leases. Our leases have remaining lease terms of approximately 1 year to 9 years, some of which include options to extend the leases for up to 5 years, which may include options to terminate the leases within 1 year. Total costs associated with leased assets are as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$7,051	$13,768
Less: Sublease income	(778)	(1,580)
Total operating lease costs	$6,273	$12,188
Finance lease costs:
Amortization of right-of-use assets (2)	$37	$88
Interest on lease liability (3)	2	5
Total finance lease costs	$39	$93

(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statement of operations.
(2)	Amortization of finance right-of-use assets is recognized on a straight-line basis and is included in in Selling, general and administrative expenses within the consolidated statement of operations.
(3)	Interest on finance lease liabilities is recorded as Interest expense within the consolidated statement of operations.

Supplemental information for operating and finance leases is as follows:

(In thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,688
Operating cash flows from finance leases	$5
Financing cash flows from finance leases	$70
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$128,664
Finance leases	$263

The balance sheet location and balances for operating and finance leases are as follows:

(In thousands, except lease term and discount rate)	June 30, 2019
Operating leases:
Right-of-use assets - operating leases	$96,097
Current operating lease liabilities	$24,501
Long-term operating lease liabilities	$93,117

Finance leases:
Fixed assets, gross	$524
Accumulated depreciation	322
Fixed assets, net	$202

Current finance lease liabilities (1)	$120
Long-term finance lease liabilities (2)	$72

Weighted average remaining lease term (in years)
Operating leases	6
Finance leases	2

Weighted average discount rate
Operating leases	4.6%
Finance leases	5.1%

(1)	Current finance lease liabilities are included in Accrued expenses within the consolidated balance sheets.
(2)	Long-term finance lease liabilities are included in Other liabilities within the consolidated balance sheets.

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of June 30, 2019.

	June 30, 2019
(In thousands)	Operating Leases	Finance Leases
Remainder of 2019	$15,114	$71
2020	26,402	85
2021	21,511	40
2022	19,650	6
2023	17,164	0
Thereafter	33,388	0
Total lease liabilities	133,229	202
Less: Amount representing interest	(15,611)	(10)
Less: Short-term lease liabilities	(24,501)	(120)
Total long-term lease liabilities	$93,117	$72

4. Business Combinations

On June 10, 2019, we acquired the assets of a business engaged in the development, implementation, customization, marketing, licensing and sale of a specialty prescription drug platform including software that collects, saves and transmits information required to fill a prescription. The drug platform and software will enable healthcare providers, pharmacists and payors to digitally interact with one another to fill a prescription. The business is included in our Veradigm business segment.

On March 1, 2019, we acquired all of the outstanding minority interest in Pulse8, Inc., a healthcare analytics and technology company that provides business intelligence software solutions for health plans and at-risk providers to enable them to analyze their risk adjustment and quality management programs, for $53.8 million (subject to adjustments for net working capital and a contingency holdback), plus up to a $10.0 million earnout based upon revenue targets through 2019. We initially acquired a controlling stake in Pulse 8, Inc. on September 8, 2016. This transaction was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the six months ended June 30, 2019.

Other Acquisitions and Divestiture

On June 15, 2018, we acquired all the outstanding minority interest in a third party for $6.9 million. We initially acquired a controlling interest in the third party in April 2015. This acquisition was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statements of cash flows for the six months ended June 30, 2018.

On April 2, 2018 we sold substantially all of the assets of the Allscripts’ business providing hospitals and health systems document and other content management software services generally known as “OneContent” to Hyland Software, Inc. Total consideration for the OneContent business was $260.0 million and we realized a pre-tax gain upon sale of $177.9 million, which is included in the “Gain on sale of businesses, net” line in our consolidated statements of operations for the three and six months ended June 30, 2018.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	June 30, 2019				December 31, 2018
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$435	$0	$435	$0	$262	$0	$262
1.25% Call Option	Other assets	0	0	6,409	6,409	0	0	9,104	9,104
Total assets		$0	$435	$6,409	$6,844	$0	$262	$9,104	$9,366

Contingent consideration - current	Accrued expenses	$0	$0	$18,160	$18,160	$0	$0	$10,528	$10,528
Contingent consideration - long-term	Other liabilities	0	0	13,928	13,928	0	0	15,317	15,317
1.25% Embedded cash conversion option	Other liabilities	0	0	7,365	7,365	0	0	9,974	9,974
Total liabilities		$0	$0	$39,453	$39,453	$0	$0	$35,819	$35,819

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2019 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2018	$25,845	$(870)
Additions	6,249	0
Fair value adjustments	(6)	(86)
Balance at June 30, 2019	$32,088	$(956)

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at June 30, 2019	Cost	June 30, 2019	December 31, 2018
Equity method investments (1)	5	$7,407	$10,823	$10,667
Cost method investments	8	37,874	28,126	25,923
Total long-term equity investments	13	$45,281	$38,949	$36,590
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of June 30, 2019, it is not possible to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Recovery and Impairment of Long-term Investments

During the six months ended June 30, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired, which was recognized in the first quarter 2019. Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. As a result of this review, we recognized non-cash impairment charges during the three and six months ended June 30, 2018 of $10.0 million and $15.5 million, respectively, related to one of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investment and note receivable prior to the impairment and are included in (Impairment) recovery of long-term investments within the consolidated statements of operations.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as defined in Note 9, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. The carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of June 30, 2019, since the effective interest rate on the 1.25% Notes approximates current market rates. Refer to Note 9, “Debt,” for further information regarding our long-term financial liabilities.

6. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2019 and 2018 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cost of revenue:
Software delivery, support and maintenance	$614	$444	$1,127	$1,040
Client services	1,163	1,098	2,256	2,506
Total cost of revenue	1,777	1,542	3,383	3,546
Selling, general and administrative expenses	6,831	5,332	15,156	11,464
Research and development	2,571	2,092	5,448	4,899
Total stock-based compensation expense	$11,179	$8,966	$23,987	$19,909

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and six months ended June 30, 2019 and 2018.

We granted stock-based awards as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	2,933	$9.55	3,973	$9.85
Market-based restricted stock units with a service condition	0	$0.00	700	$11.74
	2,933	$9.55	4,673	$10.14

During the six months ended June 30, 2019 and the year ended December 31, 2018, 1.5 million and 1.6 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the six months ended June 30, 2019 and 2018 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2019 and 2018 were 651 thousand and 618 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 17, 2016, we announced that our Board of Directors approved a stock purchase program (the “2016 Program”) under which we may repurchase up to $200 million of our common stock through December 31, 2019. On August 2, 2018, we announced that our Board approved a new stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020, replacing the 2016 Program. We repurchased 6.1 million shares of our common stock under the 2018 Program for a total of $64.9 million during the six months ended June 30, 2019. We repurchased no shares during the three months ended June 30, 2019. The approximate dollar value of shares that may yet be purchased under the 2018 Program is $148.1 million as of June 30, 2019. We repurchased 7.7 million shares of our common stock under the 2016 Program for a total of $101.9 million during the six months ended June 30, 2018, of which 3.6 million shares were repurchased for a total of $44.3 million for the three months ended June 30, 2018. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Basic earnings (loss) per Common Share:
(Loss) income from continuing operations, net of tax	$(149,930)	$84,566	$(157,907)	$59,405
Net loss attributable to non-controlling interests	0	2,700	424	3,490
Net (loss) income from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(149,930)	$87,266	$(157,483)	$62,895
Loss from discontinued operations, net of tax	$0	$(10,294)	$0	$(13,648)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,148)	0	(24,297)
Net loss from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	(22,442)	0	(37,945)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(149,930)	$64,824	$(157,483)	$24,950

Weighted-average common shares outstanding	166,522	176,363	168,230	178,113

Basic (loss) earnings from continuing operations per Common Share	$(0.90)	$0.49	$(0.94)	$0.35
Basic loss from discontinued operations per Common Share	0.00	(0.13)	0.00	(0.21)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.90)	$0.36	$(0.94)	$0.14

Diluted earnings (loss) per Common Share:
(Loss) income from continuing operations, net of tax	$(149,930)	$84,566	$(157,907)	$59,405
Net loss attributable to non-controlling interests	0	2,700	424	3,490
Net (loss) income from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(149,930)	$87,266	$(157,483)	$62,895
Loss from discontinued operations, net of tax	$0	$(10,294)	$0	$(13,648)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,148)	0	(24,297)
Net loss from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	(22,442)	0	(37,945)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(149,930)	$64,824	$(157,483)	$24,950

Weighted-average common shares outstanding	166,522	176,363	168,230	178,113
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	2,963	0	3,334
Weighted-average common shares outstanding assuming dilution	166,522	179,326	168,230	181,447

Diluted (loss) earnings from continuing operations per Common Share	$(0.90)	$0.49	$(0.94)	$0.35
Diluted loss from discontinued operations per Common Share	0.00	(0.13)	0.00	(0.21)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.90)	$0.36	$(0.94)	$0.14

Due to the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and six months ended June 30, 2019, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for those periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	29,720	26,044	27,358	24,318

8. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$539,234	$(419,105)	$120,129	$537,834	$(401,093)	$136,741
Customer contracts and relationships	706,643	(475,989)	230,654	704,808	(462,468)	242,340
Total	$1,245,877	$(895,094)	$350,783	$1,242,642	$(863,561)	$379,081

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,382,244			1,373,744
Total			$1,434,244			$1,425,744

Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2019 were as follows:

(In thousands)	Provider	Veradigm	Total
Balance as of December 31, 2018	$1,254,284	$119,460	$1,373,744
Additions	0	8,483	8,483
Foreign exchange translation	17	0	17
Balance as of June 30, 2019	$1,254,301	$127,943	$1,382,244

There are $13.5 million in accumulated impairment losses associated with our goodwill as of June 30, 2019 and December 31, 2018. Additions to goodwill in 2019 resulted from the purchase of a prescription drug software company and the goodwill is expected to be deductible for tax purposes.

9. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	June 30, 2019			December 31, 2018
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$14,921	$330,079	$345,000	$22,112	$322,888
Senior Secured Credit Facility	520,000	5,283	514,717	350,000	6,038	343,962
Other debt	49	0	49	748	0	748
Total debt	$865,049	$20,204	$844,845	$695,748	$28,150	$667,598
Less: Debt payable within one year	22,548	427	22,121	20,538	479	20,059
Total long-term debt, less current maturities	$842,501	$19,777	$822,724	$675,210	$27,671	$647,539

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Interest expense	$6,434	$8,146	$12,663	$16,084
Amortization of discounts and debt issuance costs	3,990	3,834	7,945	7,590
Total interest expense	$10,424	$11,980	$20,608	$23,674

Interest expense related to the 1.25% Cash Convertible Senior Notes (the “1.25% Notes”), included in the table above, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Coupon interest at 1.25%	$1,078	$1,078	$2,156	$2,156
Amortization of discounts and debt issuance costs	3,614	3,442	7,191	6,849
Total interest expense related to the 1.25% Notes	$4,692	$4,520	$9,347	$9,005

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

As of June 30, 2019, $340.0 million under the Term Loan, $180.0 million under the Revolving Facility, and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of June 30, 2019, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 1.50%, which totaled 3.90%. We were in compliance with all covenants under the Second Amended Credit Agreement as of June 30, 2019.

On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement in order to remain compliant with the covenants of our Second Amended Credit Agreement. Refer to Note 17, “Subsequent Events.” The First Amendment provides the financial flexibility to settle the U.S. Department of Justice’s investigations as discussed in Note 13, “Contingencies” while maintaining our compliance with financial covenants.

As of June 30, 2019, we had $719.0 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

1.25% Cash Convertible Senior Notes

As of June 30, 2019, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

The following table summarizes future debt payment obligations as of June 30, 2019:

(In thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$345,000	$0	$0	$0	$0
Term Loan	340,000	10,000	27,500	30,000	37,500	235,000	0
Revolving Facility (2)	180,000	0	0	0	0	180,000	0
Other debt	49	49	0	0	0	0	0
Total debt	$865,049	$10,049	$372,500	$30,000	$37,500	$415,000	$0

(1) Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2) Assumes no additional borrowings after June 30, 2019, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
(Loss) income from continuing operations before income taxes	$(150,457)	$91,822	$(156,502)	$66,960
Income tax benefit (provision)	$527	$(7,256)	$(1,405)	$(7,555)
Effective tax rate	0.4%	7.9%	(0.9%)	11.3%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2019, compared with the prior year comparable periods, differs primarily due to higher tax shortfalls associated with stock-based compensation reflected in the provision for the three and six months ended June 30, 2019 and release of valuation allowance of $18 million recorded in the six months ended June 30, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended June 30, 2019, we recorded immaterial impacts for valuation allowances.

Our unrecognized income tax benefits were $20.8 million and $19.8 million as of June 30, 2019 and December 31, 2018, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

11. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	June 30, 2019
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$435	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	6,409	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	7,365
Total derivatives		$6,844		$7,365

	December 31, 2018
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$262	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	9,104	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	9,974
Total derivatives		$9,366		$9,974

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of June 30, 2019, there were 6 forward contracts outstanding that were staggered to mature monthly starting in July 2019 and ending in December 2019. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2019. As of June 30, 2019, the notional amount for each of the outstanding forward contracts was 160 million INR, or the equivalent of $2.3 million, based on the exchange rate between the United States dollar and the INR in effect as of June 30, 2019. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of June 30, 2019, we estimate that $0.4 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Foreign exchange contracts	$189	$340	Cost of Revenue	$53	$60
			Selling, general and administrative expenses	36	41
			Research and development	$59	$66

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Foreign exchange contracts	$(129)	$(207)	Cost of Revenue	$112	$301
			Selling, general and administrative expenses	86	230
			Research and development	$133	$355

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
1.25% Call Option	$3,379	$(6,983)	$(2,695)	$(28,151)
1.25% Embedded cash conversion option	(3,840)	7,042	2,609	28,373
Net (loss) income included in other income, net	$(461)	$59	$(86)	$222

12. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2018 (1)	$(5,584)	$195	$(5,389)
Other comprehensive income (loss) before reclassifications	539	252	791
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(124)	(124)
Net other comprehensive loss	539	128	667
Balance as of June 30, 2019 (2)	$(5,045)	$323	$(4,722)
(1)

Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives and $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income.

(2)	Net of taxes of $113 thousand for unrealized net losses on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2017 (1)	$(2,676)	$691	$(1,985)
Other comprehensive income (loss) before reclassifications	(1,562)	(153)	(1,715)
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(506)	(506)
Net other comprehensive income	(1,562)	(659)	(2,221)
Balance as of June 30, 2018 (2)	$(4,238)	$32	$(4,206)

(1)   Net of taxes of $445 thousand for unrealized net gains on foreign exchange contract derivatives.

(2)    Net of taxes of $11 thousand for unrealized net losses on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2019			2018
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(156)	$0	$(156)	$(1,685)	$0	$(1,685)
Foreign exchange contracts:
Net (losses) gains arising during the period	189	(49)	140	(129)	34	(95)
Net losses (gains) reclassified into income (1)	(147)	38	(109)	(331)	86	(245)
Net change in unrealized (losses) gains on foreign exchange contracts	42	(11)	31	(460)	120	(340)
Net (loss) gain on cash flow hedges	42	(11)	31	(460)	120	(340)
Other comprehensive (loss) income	$(114)	$(11)	$(125)	$(2,145)	$120	$(2,025)
(1)	Tax effects for the three months ended June 30, 2018 include $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income at December 31, 2017.

	Six Months Ended June 30,
	2019			2018
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$539	$0	$539	$(1,562)	$0	$(1,562)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	340	(89)	251	(207)	54	(153)
Net (gains) losses reclassified into income (1)	(166)	43	(123)	(886)	380	(506)
Net change in unrealized (losses) gains on foreign exchange contracts	174	(46)	128	(1,093)	434	(659)
Net (loss) gain on cash flow hedges	174	(46)	128	(1,093)	434	(659)
Other comprehensive (loss) income	$713	$(46)	$667	$(2,655)	$434	$(2,221)
(1)	Tax effects for the six months ended June 30, 2018 include $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income at December 31, 2017.

13. Contingencies

In addition to commitments and obligations in the ordinary course of business, we are currently subject to various legal proceedings and claims that have not been fully adjudicated. We intend to vigorously defend ourselves, as appropriate, in these matters.

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

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. In the opinion of our management, except as set forth below with respected to the expected resolution of the Practice Fusion investigations, the ultimate disposition of pending legal proceedings or claims will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these legal proceedings were resolved against or settled by us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that and subsequent reporting periods could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective clients or cause us to incur increased compliance costs, either of which could further adversely affect our operating results.

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

The Enterprise Information Solutions business (the “EIS Business”) acquired from McKesson Corporation (“McKesson”) on October 2, 2017 is subject to a May 2017 civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York. The CID requests documents and information related to the certification McKesson obtained for Horizon Clinicals in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. In August 2018, McKesson received an additional CID seeking similar information for Paragon. McKesson has agreed, with respect to the CIDs, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition.

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the Anti-Kickback Statute. On August 6, 2019, Practice Fusion reached an agreement in principle with the DOJ to resolve all of the DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont. The terms of this agreement in principle, which is subject to final negotiation of settlement documents with the government, contemplate that Practice Fusion will pay $145.0 million and enter into a deferred prosecution agreement and a civil settlement agreement. Other non-financial terms and conditions remain subject to negotiation, and the terms described above may change following further negotiation. The agreement in principle and the final settlement materials are subject to approval of supervisory personnel within the DOJ.  The proposed settlement amount is included in Other loss, net within the consolidated statements of operations and Accrued expenses within the consolidated balance sheets as of and for the three months ended June 30, 2019.

On January 25, 2018, a complaint was filed in Surfside Non-Surgical Orthopedics, P.A. v. Allscripts Healthcare Solutions, Inc., No. 1:18-cv-00566, in the Northern District of Illinois. This is a purported class action lawsuit related to a January 18, 2018 ransomware attack, and alleges the following counts: (1) negligence, gross negligence and negligence per se; (2) breach of contract; (3) unjust enrichment; (4) violation of the Illinois Consumer Fraud Act; and (5) violation of the Illinois Deceptive Trade Practices Act. Plaintiff seeks to represent a class of customers seeking damages from Allscripts. Allscripts has moved to dismiss the plaintiff’s complaint. In June 2019, the court granted Allscripts motion to dismiss the plaintiff’s complaint and entered judgment in favor of Allscripts.

14. Discontinued Operations

Netsmart

On December 31, 2018, we sold all of the Class A Common Units of Netsmart LLC, a Delaware limited liability company (“Netsmart”), held by the Company. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation due to the sale.

The following table summarizes Netsmart’s major income and expense line items as reported in the consolidated statements of operations for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2018
Major income and expense line items related to Netsmart:
Revenue:
Software delivery, support and maintenance	$51,921	$101,134
Client services	32,192	63,183
Total revenue	84,113	164,317
Cost of revenue:
Software delivery, support and maintenance	14,302	28,669
Client services	22,822	44,535
Amortization of software development and acquisition related assets	8,093	15,907
Total cost of revenue	45,217	89,111
Gross profit	38,896	75,206
Selling, general and administrative expenses	26,168	49,301
Research and development	5,851	11,038
Amortization of intangible and acquisition-related assets	5,580	11,189
Income from discontinued operations of Netsmart	1,297	3,678
Interest expense	(14,475)	(27,826)
Other loss	(5)	(17)
Loss from discontinued operations of Netsmart before income taxes	(13,183)	(24,165)
Income tax benefit	3,573	6,786
Loss from discontinued operations, net of tax for Netsmart	$(9,610)	$(17,379)

Horizon Clinicals and Series2000 Revenue Cycle

Two of the product offerings (Horizon Clinicals and Series2000 Revenue Cycle) acquired with the business combination with the EIS Business were sunset after March 31, 2018. The decision to discontinue maintaining and supporting these solutions was made prior to our acquisition of the EIS Business and, therefore, are presented below as discontinued operations. Until the end of the first quarter of 2018, we were involved in ongoing maintenance and support for these solutions until customers have transitioned to other platforms. No disposal gains or losses were recognized during the 2018 fiscal year related to these discontinued operations. We had $0.9 million of accrued expenses associated with the Horizon Clinicals and Series2000 Revenue Cycle businesses on the consolidated balance sheets as of December 31, 2018.

The following table summarizes the major classes of line items constituting income (loss) of the discontinued operations with the sunset businesses of Horizon Clinicals and Series2000 Revenue Cycle, as reported in the consolidated statements of operations for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2018
Major classes of line items constituting pretax profit (loss) of discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle:
Revenue:
Software delivery, support and maintenance	$(363)	$9,441
Client services	(88)	404
Total revenue	(451)	9,845
Cost of revenue:
Software delivery, support and maintenance	(141)	2,322
Client services	87	830
Total cost of revenue	(54)	3,152
Gross profit	(397)	6,693
Research and development	527	1,651
(Loss) income from discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle before income taxes	(924)	5,042
Income tax benefit (provision)	240	(1,311)
(Loss) income from discontinued operations, net of tax for Horizon Clinicals and Series2000 Revenue Cycle	$(684)	$3,731

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

During the first quarter of 2019, we realigned our reporting structure as a result of the divestiture of our investment in Netsmart on December 31, 2018, the evolution of the healthcare IT industry and our increased focus on the payer and life sciences market. As a result, we changed the presentation of our reportable segments to Provider and Veradigm. The new Provider segment is comprised of our core integrated clinical software applications, financial management and patient engagement solutions targeted at clients across the entire continuum of care. The new Veradigm segment primarily focuses on the payer and life sciences market. These changes to our reportable segments had no impact on operating segments. The segment disclosures below for the three and six months ended June 30, 2018, have been revised to conform to the current year presentation.

As of June 30, 2019, we had eight operating segments, which are aggregated into two reportable segments. The Provider reportable segment includes the Hospitals and Health Systems, Ambulatory, CarePort, FollowMyHealth®, EPSiTM, EIS-Classics and 2bPrecise strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications, financial management and patient engagement solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Veradigm reportable segment is comprised of the Veradigm business unit, which represents a separate operating segment. This reportable segment provides data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media. Its solutions, targeted at key healthcare stakeholders, help improve the quality, efficiency and value of healthcare delivery.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Provider	$405,690	$413,467	$798,297	$823,891
Veradigm	38,521	33,497	73,637	56,304
Unallocated Amounts	249	(5,500)	4,575	(5,009)
Total revenue	$444,460	$441,464	$876,509	$875,186

Gross profit:
Provider	$174,315	$184,101	$340,133	$369,830
Veradigm	27,114	23,313	49,548	38,443
Unallocated Amounts	(17,307)	(33,647)	(31,464)	(49,841)
Total gross profit	$184,122	$173,767	$358,217	$358,432

Income (loss) from operations:
Provider	$104,125	$99,801	$204,399	$206,941
Veradigm	12,231	8,281	20,550	13,313
Unallocated Amounts	(111,613)	(168,176)	(217,561)	(287,049)
Total income (loss) from operations	$4,743	$(60,094)	$7,388	$(66,795)

16. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of June 30, 2019 and 2018 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016, to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	June 30,
(In thousands)	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$138,903	$114,338
Restricted cash	9,236	11,647
Total cash, cash equivalents and restricted cash	$148,139	$125,985

	Six Months Ended June 30,
(In thousands)	2019	2018
Supplemental non-cash information:
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operation	$0	$24,297
Contribution of assets in exchange for equity interest	$0	$4,000
Issuance of treasury stock to commercial partner	$701	$0

17. Subsequent Events

On August 6, 2019, Practice Fusion, acquired by Allscripts on February 13, 2018, reached an agreement in principle with the DOJ to resolve the DOJ’s criminal and civil investigations. Refer to Note 13, “Contingencies” for additional information regarding the DOJ’s investigations of Practice Fusion and the pending settlement.

On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders. This amendment gives us the financial flexibility to settle the DOJ’s criminal and civil investigations of Practice Fusion while continuing to remain in compliance with the covenants of our Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins, or borrowing capacity under our Revolving Facility were amended. In connection with this amendment, we incurred fees and other costs totaling approximately $0.8 million which will be recognized in the third quarter of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements related to the effect of macroeconomic trends, evolving patient care models and legislative, administrative and regulatory actions on our business, and statements regarding our agreement in principle with the DOJ and our expected future investment in research and development efforts. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the final outcome of the criminal and civil investigations by the DOJ involving Practice Fusion, including our ability to negotiate final settlement agreements with the DOJ and the terms of such agreements; potential additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; the expected financial results of businesses acquired by us, including the EIS business, the NantHealth provider/patient solutions business, Practice Fusion and Health Grid; the successful integration of businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to the EIS business, the NantHealth provider/patient solutions business, Practice Fusion and Health Grid, including the civil investigation by the U.S. Attorney’s Office involving our EIS business; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services, ransomware or other Internet-based attacks; Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new businesses or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We believe our solutions are delivering value to our clients by providing them with powerful connectivity, as well as increasingly robust patient engagement and care coordination tools, enabling users to successfully participate in alternative payment models that reward high value care delivery. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this rapidly emerging and evolving area to be a key driver of our future growth, both domestically and globally.

Recent advances in molecular science and computer technology are creating opportunities for the delivery of personalized medicine solutions. We believe these solutions will transform the coordination and delivery of health care, ultimately improving patient outcomes.

Specific to the United States, the healthcare IT industry in which we operate is in the midst of a period of rapid change, primarily due to new laws and regulations, as well as modifications to industry standards. Various incentives that exist today (including alternative payment models that reward high value care delivery) have been rapidly moving health care toward a time where EHRs are as common as practice management or other financial systems in all provider offices. As a result, we believe that legislation, such as the aforementioned MACRA, as well as other government-driven initiatives (including at the state level), will continue to affect healthcare IT adoption and expansion, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

Given that CMS has proposed further regulations, including payment rules for upcoming years, which require use of EHRs and other health information technology even as we comply with previously published rules, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve expanded applicable product certification requirements resulting from changing strategies at the Office of the National Coordinator for Health Information Technology (“ONC”), and the scope of related development and other efforts required to meet regulatory standards could materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body (the most recent Edition). Allscripts remains committed to satisfying evolving certification requirements and meeting conditions of certification, including those that are expected to be finalized at the end of the review process by ONC this year.

The MACRA encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the rule for the QPP in 2017, providers accepting payment from Medicare were given an opportunity to select one of two payment models: The Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these approaches require substantive reporting on quality measures; additionally, the MIPS consolidated several preexisting incentive programs, including Medicare Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. The implementation of this new law is likely driving additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now need an EHR and other health IT solutions or by those looking to purchase more robust systems to comply with increasingly complex MACRA requirements. Additional regulations continue to be released annually, clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

HITECH resulted in additional related new orders for our EHR products, and we believe that the MACRA could drive purchases of not only EHRs but also additional technologies necessary in advanced payment models. Large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology is insignificant, those considering replacement purchases are increasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. As incentive payment strategies shift in policies under the current Presidential Administration in the United States, the role of commercial payers and their continued expansion of alternative payment models and interest in attaining larger volumes of clinical data, as well as the anticipated growth in Medicaid payment models, are expected to provide additional incentives for purchase and expansion.

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and to help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in a variety of incentive programs, while the subsidizing health system expands connectivity within the local provider community. We believe that the 2013 extension of exceptions to the Stark Law and Anti-Kickback Statute, which allowed hospitals and other organizations to subsidize the purchase of EHRs, contributed to the growth of this market dynamic, and we await announced regulatory revisions from HHS that are expected to further support value-based payment models and their associated purchasing arrangements between hospitals and physician practices. The associated challenge we face is to successfully position, sell, implement and support our products sold to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions, which may impact us and our clients. Continued efforts by the current Presidential Administration to alter aspects of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) create uncertainty for us and for our clients, particularly through the court system. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as adjustments made to the PPACA by the current Presidential Administration, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, state level requests for waivers from CMS related to Medicaid modeling, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us.

Generally, Congressional oversight of EHRs and health information technology increased in recent years, including a specific focus on perceived interoperability failures and physician frustration with user burden, as well as contributing factors to such dissatisfaction. This increased oversight could impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible FDA oversight of EHRs, and we await the final regulations on data blocking and interoperability that were released in proposed form by HHS in February 2019. Certain of these proposals may have a significant effect on our business processes and how our clients must exchange patient information. We will respond as necessary to the finalized regulations on those topics, which are expected by year’s end.

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

New payment and delivery system reform programs, including those related to the Medicare program, are increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunities for us to provide software and services to our clients who participate. We also must take steps to comply with state-specific laws and regulations governing companies in the health information technology space.

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

Second Quarter 2019 Summary

During the second quarter of 2019, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and integrating recent acquisitions. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the second quarter of 2019 was $445 million, an increase of $4 million compared to the second quarter of 2018. For the three months ended June 30, 2019, software delivery, support and maintenance revenue and client services revenue was $285 million and $159 million, respectively, compared with $284 million and $157 million, respectively, during the three months ended June 30, 2018.

Gross profit and gross margin increased during the three months ended June 30, 2019 compared with the prior year comparable period, primarily due to improved efficiencies and cost structure within client services and an increase in organic sales for Veradigm and our acute solutions in 2019 compared to 2018, which carry higher margins. Gross profit and gross margin increases were partially offset due to higher amortization of software development and acquisition-related assets. Gross profit margin was 41.4% during the three months ended June 30, 2019 compared with 39.4% during the three months ended June 30, 2018.

Our contract backlog as of June 30, 2019 was $3.9 billion, which remained consistent compared with our contract backlog of $3.9 billion as of December 31, 2018, while decreasing compared with contract backlog as of June 30, 2018 of $4.3 billion.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $276 million for the three months ended June 30, 2019, which represents an increase of 31% over the comparable prior period amount of $211 million and a decrease of 3% from the first quarter of 2019 amount of $286 million.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Software delivery, support and maintenance	$285,023	$284,485	0.2%	$560,535	$565,038	(0.8%)
Client services	159,437	156,979	1.6%	315,974	310,148	1.9%
Total revenue	444,460	441,464	0.7%	876,509	875,186	0.2%
Cost of revenue:
Software delivery, support and maintenance	91,351	92,938	(1.7%)	179,484	178,948	0.3%
Client services	139,957	150,174	(6.8%)	281,556	287,262	(2.0%)
Amortization of software development and acquisition-related assets	29,030	24,585	18.1%	57,252	50,544	13.3%
Total cost of revenue	260,338	267,697	(2.7%)	518,292	516,754	0.3%
Gross profit	184,122	173,767	6.0%	358,217	358,432	(0.1%)
Gross margin %	41.4%	39.4%		40.9%	41.0%
Selling, general and administrative expenses	105,542	122,913	(14.1%)	205,787	242,850	(15.3%)
Research and development	63,414	74,491	(14.9%)	127,724	139,281	(8.3%)
Asset impairment charges	3,691	30,075	(87.7%)	3,789	30,075	(87.4%)
Amortization of intangible and acquisition-related assets	6,732	6,382	5.5%	13,529	13,021	3.9%
Income (loss) from operations	4,743	(60,094)	(107.9%)	7,388	(66,795)	(111.1%)
Interest expense	(10,424)	(11,980)	(13.0%)	(20,608)	(23,674)	(13.0%)
Other loss, net	(144,994)	(13)	NM	(144,481)	(48)	NM
Gain on sale of businesses, net	0	173,129	(100.0%)	0	172,258	(100.0%)
(Impairment) recovery of long-term investments	0	(9,987)	(100.0%)	1,045	(15,487)	(106.7%)
Equity in net income of unconsolidated investments	218	767	(71.6%)	154	706	(78.2%)
(Loss) income from continuing operations before income taxes	(150,457)	91,822	NM	(156,502)	66,960	NM
Income tax benefit (provision)	527	(7,256)	(107.3%)	(1,405)	(7,555)	(81.4%)
Effective tax rate	0.4%	7.9%		(0.9%)	11.3%
(Loss) income from continuing operations, net of tax	(149,930)	84,566	NM	(157,907)	59,405	NM
Loss from discontinued operations	0	(14,107)	(100.0%)	0	(19,123)	(100.0%)
Income tax effect on discontinued operations	0	3,813	(100.0%)	0	5,475	(100.0%)
Loss from discontinued operations, net of tax	0	(10,294)	(100.0%)	0	(13,648)	(100.0%)
Net (loss) income	(149,930)	74,272	NM	(157,907)	45,757	NM
Net loss attributable to non-controlling interest	0	2,700	(100.0%)	424	3,490	(87.9%)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,148)	(100.0%)	0	(24,297)	(100.0%)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(149,930)	$64,824	NM	$(157,483)	$24,950	NM
NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Recurring revenue	$350,113	$361,376	(3.1%)	$698,749	$714,036	(2.1%)
Non-recurring revenue	94,347	80,088	17.8%	177,760	161,150	10.3%
Total revenue	$444,460	$441,464	0.7%	$876,509	$875,186	0.2%

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Recurring revenue consists of subscription-based software sales, support and maintenance revenue, recurring transactions revenue and recurring revenue from managed services solutions, such as outsourcing, private cloud hosting and revenue cycle management. Non-recurring revenue consists of perpetual software licenses sales, hardware resale and non-recurring transactions revenue, and project-based client services revenue.

The decrease in recurring revenue for the three months ended June 30, 2019 compared to the prior year comparable period primarily related to known attrition within the EIS business. The sale of the OneContent business on April 2, 2018 also contributed to the decline in recurring revenue for the six months ended June 30, 2019. The OneContent business was acquired as part of the EIS business acquisition on October 2, 2017 and it contributed $13 million of recurring revenue during the first quarter of 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. Non-recurring revenue increased due to higher sales of perpetual software licenses for our acute solutions in 2019 compared to 2018, partially offset by lower client services revenue related to the timing of software activations.

The percentage of recurring and non-recurring revenue of our total revenue was 79% and 21%, respectively, during the three months ended June 30, 2019 and 82% and 18%, respectively, during the three months ended June 30, 2018. The percentage of recurring non-recurring revenue of our total revenue was 80% and 20%, respectively, during the six months ended June 30, 2019 and 82% and 18% during the six months ended June 30, 2018.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Total cost of revenue	$260,338	$267,697	(2.7%)	$518,292	$516,754	0.3%
Gross profit	$184,122	$173,767	6.0%	$358,217	$358,432	(0.1%)
Gross margin %	41.4%	39.4%		40.9%	41.0%

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Gross profit and gross margin increased during the three months ended June 30, 2019 compared with the prior year comparable period, primarily due to improved efficiencies and cost structure within client services and an increase in organic sales for Veradigm and our acute solutions in 2019 compared to 2018, which carry higher margins. These increases were partially offset due to higher amortization of software development and acquisition-related assets. Gross profit was flat for the six months ended June 30, 2019 due the previously mentioned items and the sale of the OneContent business on April 2, 2019, which had a higher gross margin compared with our other businesses.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Selling, general and administrative expenses	$105,542	$122,913	(14.1%)	$205,787	$242,850	(15.3%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Selling, general and administrative expenses decreased during the three and six months ended June 30, 2019, compared with the prior year comparable periods, primarily due to the impact of headcount reduction actions taken during 2018 as part of the integration of the EIS, Practice Fusion and Health Grid acquisitions, the sale of OneContent, which resulted in one-time incentive compensation expenses and lower transaction-related and legal expenses.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Research and development	$63,414	$74,491	(14.9%)	$127,724	$139,281	(8.3%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Research and development expenses decreased during the three and six months ended June 30, 2019, compared with the prior year comparable periods. This decrease was primarily due to the sale of OneContent at the beginning of second quarter 2018 as there were $10 million of one-time incentive compensation expenses recorded in research and development as a result of the sale.

Asset Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Asset impairment charges	$3,691	$30,075	(87.7%)	$3,789	$30,075	(87.4%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Asset impairment charges for the three months and six months ended June 30, 2019 were primarily the result of retiring certain hosting assets due to data center migrations. During the three and six months ended June 30, 2018, we recognized non-cash asset impairment charges related to the write-off of purchased third-party software as a result of our decision to discontinue several software development projects.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Amortization of intangible and acquisition-related assets	$6,732	$6,382	5.5%	$13,529	$13,021	3.9%

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

The increase in amortization expense for the three and six months ended June 30, 2019, compared with the prior year comparable periods, was due to incremental amortization expense associated with intangible assets acquired as part of business combinations completed during 2018.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Interest expense	$10,424	$11,980	(13.0%)	$20,608	$23,674	(13.0%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Interest expense during the three and six months ended June 30, 2019 decreased compared to the prior year comparable periods, due to the impact of lower average outstanding borrowings partially offset by higher interest rates.

Other Income (Loss), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Other loss, net	$(144,994)	$(13)	NM	$(144,481)	$(48)	NM

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Other loss, net for the three and six months ended June 30, 2019 and 2018 consisted of a combination of interest income, and miscellaneous receipts and expenses. The large increase in 2019 was due to the expected $145 million settlement with the DOJ related to its civil and criminal investigations of Practice Fusion. Refer to Note 13, “Contingencies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding the investigations.

Gain on Sale of Businesses, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Gain on sale of businesses, net	$0	$173,129	(100.0%)	$0	$172,258	(100.0%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Gain on sale of businesses, net during the three and six months ended June 30, 2018 consists of a gain of $177.9 million and a loss of $5.6 million from the divestiture of our OneContent and Strategic Sourcing businesses, respectively.

(Impairment) Recovery of Long-term investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
(Impairment) recovery of long-term investments	$0	$(9,987)	(100.0%)	$1,045	$(15,487)	(106.7%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

During the six months ended June 30, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired. The impairment charges for the three and six months ended June 30, 2018 were the result of non-cash charges related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Equity in net income of unconsolidated investments	$218	$767	(71.6%)	$154	$706	(78.2%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Equity in net loss of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Income tax benefit (provision)	$527	$(7,256)	(107.3%)	$(1,405)	$(7,555)	(81.4%)
Effective tax rate	0.4%	7.9%		(0.9%)	11.3%

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2019, compared with the prior year comparable periods, differs primarily due to higher tax shortfalls associated with stock-based compensation reflected in the provision for the six months ended June 30, 2019 and release of valuation allowance of $18 million recorded in the six months ended June 30, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended June 30, 2019, we recorded immaterial impacts for valuation allowances.

Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Loss from discontinued operations	$0	$(14,107)	(100.0%)	$0	$(19,123)	(100.0%)
Income tax effect on discontinued operations	$0	$3,813	(100.0%)	$0	$5,475	(100.0%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

On December 31, 2018, we sold all of the Class A Common Units of Netsmart owned by the Company. Prior to the sale, Netsmart comprised a separate reportable segment due to its significance to our historical consolidated financial statements and results of operations, and is now reported as a discontinued operation as a result of the sale for all periods presented. The loss from discontinued operations primarily represents the net losses incurred by Netsmart for the three and six months ended June 30, 2018. Also included in discontinued operations are earnings associated with the Horizon Clinicals and Series2000 Revenue Cycle product offerings, which we stopped supporting effective as of March 31, 2018. Refer to Note 14, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Non-Controlling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Net loss attributable to non-controlling interest	$0	$2,700	(100.0%)	$424	$3,490	(87.9%)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$0	$(12,148)	(100.0%)	$0	$(24,297)	(100.0%)

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

The net loss attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart, prior to the sale of our investment in Netsmart on December 31, 2018.

Segment Operations

During the first quarter of 2019, we changed our reportable segments from Clinical and Financial Solutions, Population Health and Unallocated to Provider, Veradigm and Unallocated. The segment disclosures below for the three and six months ended June 30, 2018, have been revised to conform to the current year presentation. Refer to Note 15 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Provider	$405,690	$413,467	(1.9%)	$798,297	$823,891	(3.1%)
Veradigm	38,521	33,497	15.0%	73,637	56,304	30.8%
Unallocated Amounts	249	(5,500)	104.5%	4,575	(5,009)	191.3%
Total revenue	$444,460	$441,464	0.7%	$876,509	$875,186	0.2%

Gross Profit:
Provider	$174,315	$184,101	(5.3%)	$340,133	$369,830	(8.0%)
Veradigm	27,114	23,313	16.3%	49,548	38,443	28.9%
Unallocated Amounts	(17,307)	(33,647)	48.6%	(31,464)	(49,841)	36.9%
Total gross profit	$184,122	$173,767	6.0%	$358,217	$358,432	(0.1%)

Income (loss) from operations:
Provider	$104,125	$99,801	4.3%	$204,399	$206,941	(1.2%)
Veradigm	12,231	8,281	47.7%	20,550	13,313	54.4%
Unallocated Amounts	(111,613)	(168,176)	33.6%	(217,561)	(287,049)	24.2%
Total income (loss) from operations	$4,743	$(60,094)	107.9%	$7,388	$(66,795)	111.1%

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$405,690	$413,467	(1.9%)	$798,297	$823,891	(3.1%)
Gross profit	$174,315	$184,101	(5.3%)	$340,133	$369,830	(8.0%)
Gross margin %	43.0%	44.5%		42.6%	44.9%
Income from operations	$104,125	$99,801	4.3%	$204,399	$206,941	(1.2%)
Operating margin %	25.7%	24.1%		25.6%	25.1%

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Provider revenue decreased during the three and six months ended June 30, 2019, compared with the prior year comparable periods. The decrease in revenue was primarily driven by known attrition within the EIS business and due the sale of the OneContent and Strategic Sourcing businesses on March 15, 2018 and on April 2, 2018, respectively. These businesses were acquired as part of the EIS business acquisition on October 2, 2017 and contributed $16 million of revenue during the first quarter of 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. These decreases were partly offset by higher sales of perpetual software licenses for our acute solutions in 2019 compared to 2018 and additional revenue from the acquisition of Health Grid during 2018.

Gross profit and margin decreased during the three and six months ended June 30, 2019, compared with the prior year comparable periods, due to product mix, primarily driven by the sale of OneContent, which had higher overall profitability, compared with our other Provider businesses. The increase in the operating margin for the three and six months ended June 30, 2019, compared with the prior year comparable periods, was the result of lower selling, general and administrative, and research and development expenses driven by headcount reduction actions taken during 2018 as part of the integration of the EIS and Health Grid acquisitions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$38,521	$33,497	15.0%	$73,637	$56,304	30.8%
Gross profit	$27,114	$23,313	16.3%	$49,548	$38,443	28.9%
Gross margin %	70.4%	69.6%		67.3%	68.3%
Income from operations	$12,231	$8,281	47.7%	$20,550	$13,313	54.4%
Operating margin %	31.8%	24.7%		27.9%	23.6%

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Veradigm revenue, gross profit and income from operations increased during the three and six months ended June 30, 2019 compared with the prior year comparable periods, primarily driven by an increase in organic sales. The acquisition of Practice Fusion during the first quarter of 2018 contributed to the increase for the six months ended June 30, 2019.

Gross margin and operating margin increased during the three months ended June 30, 2019, compared with the prior year comparable period, due to an increase in organic sales and cost reductions partially offset with headcount growth. Gross margin slightly decreased during the six months ended June 30, 2019 due to increased costs associated with the increase in organic sales. Operating margin increased during the six months ended June 30, 2019 primarily due to an increase in organic sales and cost reductions partially offset with headcount growth. The acquisition of Practice Fusion during the first quarter of 2018 contributed to the increase for the six months ended June 30, 2019.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. We also exclude the amortization of intangible assets, stock-based compensation expense, expenses not reflective of our core business and transaction-related costs and non-cash asset impairment charges from the operating segment data provided to our CODM. Expenses not reflective of our core business relate to certain severance, product consolidation, legal, consulting and other charges. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units, all of which are centrally managed, and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$249	$(5,500)	(104.5%)	$4,575	$(5,009)	(191.3%)
Gross profit	$(17,307)	$(33,647)	(48.6%)	$(31,464)	$(49,841)	(36.9%)
Gross margin %	NM	NM		NM	NM
Loss from operations	$(111,613)	$(168,176)	(33.6%)	$(217,561)	$(287,049)	(24.2%)
Operating margin %	NM	NM		NM	NM

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three months ended June 30, 2019 increased compared with the prior year comparable period due to an increase in hardware revenue in other products as well as only $0.5 million in amortization of acquisition-related deferred revenue adjustments that was recorded during the three months ended June 30, 2019 compared to $9.4 million during the three months ended June 30, 2018. The acquisition-related adjustments in 2018 primarily resulted from the acquisitions of the EIS, Practice Fusion and Nant Health. Revenue for the six months ended June 30, 2019 increased compared with the prior year comparable period due to an increase in hardware revenue in other products as well as only $1.1 million in amortization of acquisition-related deferred revenue adjustments that was recorded during the six months ended June 30, 2019 compared to $13.8 million during the six months ended June 30, 2018.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $112 million for the three months ended June 30, 2019 compared with $163 million for the prior year comparable period. The decrease for the three months ended June 30, 2019 compared with the comparable prior year period was primarily driven by (i) lower asset impairment charges of $26 million, (ii) lower transaction-related, severance and legal expenses of $34 million, and (iii) offset with an increase in stock-based compensation of $2 million. Gross unallocated expenses totaled $222 million for the six months ended June 30, 2019 compared with $282 million for the six months ended June 30, 2018. The decrease was primarily due to (i) lower asset impairment charges of $26 million, (ii) lower transaction-related, severance and legal expenses of $46 million, and (iii) offset with an increase in stock-based compensation of $4 million.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. June 30, 2019
(In millions)	As of June 30, 2019	As of December 31, 2018	As of June 30, 2018	December 31, 2018	June 30, 2018
Software delivery, support and maintenance	$2,527	$2,507	$2,631	0.8%	(4.0%)
Client services	1,358	1,350	1,689	0.6%	(19.6%)
Total contract backlog	$3,885	$3,857	$4,320	0.7%	(10.1%)

Total contract backlog as of June 30, 2019 slightly increased compared with December 31, 2018 and decreased compared with June 30, 2018. Total contract backlog can fluctuate between periods based on the level of revenue and bookings, as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of June 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $148 million and available borrowing capacity of $719 million under our revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2019	2018	$ Change
Net (loss) income	$(157,907)	$45,757	$(203,664)
Less: Loss from discontinued operations	0	(13,648)	13,648
(Loss) income from continuing operations	(157,907)	59,405	(217,312)
Non-cash adjustments to net income (loss)	136,476	(6,285)	142,761
Cash impact of changes in operating assets and liabilities	49,521	8,426	41,095
Net cash provided by operating activities - continuing operations	28,090	61,546	(33,456)
Net cash (used in) provided by operating activities - discontinued operations	(30,000)	4,994	(34,994)
Net cash provided by operating activities	$(1,910)	$66,540	$(68,450)

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net cash provided by operating activities decreased during the six months ended June 30, 2019 compared with the prior year comparable period primarily due to working capital changes and higher incentive compensation payments. Non-cash adjustments to net (loss) income increased during the six months ended June 30, 2019 compared with prior year comparable period. This increase was primarily due to the gain on sale of OneContent occurring in 2018 combined with higher depreciation and amortization expenses, which were primarily due to amortization of right-of-use assets. These increases were partially offset by a recovery of a previously impaired investment and lower impairment charges during the six months ended June 30, 2019 as compared to the prior year comparable period. Net (loss) income and Cash impact of changes in operating assets and liabilities reflects the $145 million settlement with the DOJ’s investigations.

Net cash used in operating activities – discontinued operations during the six months ended June 30, 2019 reflects an advance income tax payment related to the gain realized upon the sale of our investment in Netsmart on December 31, 2018.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2019	2018	$ Change
Capital expenditures	$(9,429)	$(14,022)	$4,593
Capitalized software	(55,222)	(57,339)	2,117
Cash paid for business acquisitions, net of cash acquired	(11,718)	(177,233)	165,515
Cash received from sale of businesses, net	0	246,801	(246,801)
Purchases of equity securities, other investments and related intangible assets, net	(1,159)	(2,723)	1,564
Other proceeds from investing activities	9	46	(37)
Net cash used in investing activities - continuing operations	(77,519)	(4,470)	(73,049)
Net cash used in investing activities - discontinued operations	0	(16,048)	16,048
Net cash used in investing activities	$(77,519)	$(20,518)	$(57,001)

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net cash used in investing activities increased during the six months ended June 30, 2019, compared with the prior year comparable period. The increase in the use of cash during 2019 was primarily due to the absence of sales of businesses. The sale of OneContent produced significant investing cash inflows during the six months ended June 30, 2018, which was partially offset with cash paid for the acquisitions of Practice Fusion and Health Grid.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2019	2018	$ Change
Proceeds from sale or issuance of common stock	$0	$212	$(212)
Taxes paid related to net share settlement of equity awards	(6,695)	(8,610)	1,915
Payments on debt instruments and lease obligations	(10,068)	(215,255)	205,187
Credit facility borrowings, net of issuance costs	180,000	275,843	(95,843)
Repurchase of common stock	(65,070)	(101,905)	36,835
Payment of acquisition and other financing obligations	(1,473)	(3,226)	1,753
Purchases of subsidiary shares owned by non-controlling interest	(54,064)	(6,945)	(47,119)
Net cash provided by (used in) financing activities - continuing operations	42,630	(59,886)	102,516
Net cash used in financing activities - discontinued operations	0	(7,567)	7,567
Net cash provided by (used in) financing activities	$42,630	$(67,453)	$110,083

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net cash provided by financing activities increased during the six months ended June 30, 2019, compared with the prior year comparable period. The increase in the source of cash was primarily driven by a decrease in payments on debt instruments and less common stock repurchased, which was partially offset by the use of cash to purchase all of the outstanding minority interest in Pulse8, Inc. and lower net credit facility borrowing compared with the six months ended June 30, 2018. The higher net credit facility borrowings during the six months ended June 30, 2018 was the result of additional borrowings used to fund the acquisitions of Practice Fusion and Health Grid.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 1.25% Notes and the Senior Secured Credit Facility as of June 30, 2019.

(In thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$345,000	$0	$0	$0	$0
Senior Secured Credit Facility (2)	520,000	10,000	27,500	30,000	37,500	415,000	0
Total principal payments	865,000	10,000	372,500	30,000	37,500	415,000	0
Interest payments:
1.25% Cash Convertible Senior Notes (1)	6,469	2,156	4,313	0	0	0	0
Senior Secured Credit Facility (2) (3)	76,193	10,940	21,456	20,282	19,007	4,508	0
Total interest payments	82,662	13,096	25,769	20,282	19,007	4,508	0
Total future debt payments	$947,662	$23,096	$398,269	$50,282	$56,507	$419,508	$0

(1) Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2) Assumes no additional borrowings after June 30, 2019, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

(3) Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2019, which was 3.90%.

Other Matters Affecting Future Capital Requirements

We plan to fund the expected $145 million settlement with the DOJ related to its investigations through future cash flows and draws on our Revolving Facility. On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders. Refer to Note 17, “Subsequent Events” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding this amendment.

Our total investment in research and development efforts during 2019 is expected to increase, compared with 2018, as we continue to build and expand the capabilities and functionality of our traditional ambulatory, acute and post-acute platforms as well as those of Veradigm and our consumer health offerings. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

During 2019, we completed renegotiations with Atos to improve the operating cost structure of our private cloud hosting operations and extended our contract through 2025. The new agreement also provides for the payment of initial annual base fees of $35 million per year (increase from $30 million) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. During the three and six months ended June 30, 2019, we incurred $21 million and $44 million, respectively, of expenses under our agreement with Atos. These costs are included in cost of revenue in our consolidated statements of operations.

To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses, that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Research and development costs directly recorded to expense	$63,414	$74,491	$127,724	$139,281
Capitalized software development costs per consolidated statement of cash flows	26,622	31,171	55,222	57,339
Total non-GAAP R&D-related spending	$90,036	$105,662	$182,946	$196,620
Total revenue	$444,460	$441,464	$876,509	$875,186
Total non-GAAP R&D-related spending as a % of total revenue	20.3%	23.9%	20.9%	22.5%

We believe that our cash and cash equivalents of $148 million as of June 30, 2019, our future cash flows and our borrowing capacity under our Revolving Facility, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our 2018 stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the three months ended June 30, 2019, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the six months ended June 30, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

We have implemented, and continue to refine, internal controls related to the new leasing accounting standard which we adopted on January 1, 2019. There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 13, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Except as follows, there have been no material changes during the six months ended June 30, 2019 from the risk factors as previously disclosed in our Form 10-K.

If we fail to finalize our agreement in principle with the DOJ or fail to comply with the terms of any such final settlement documents, including a deferred prosecution agreement and a civil settlement agreement, that we expect to negotiate and sign in connection with the resolution of the DOJ’s investigations into certain of Practice Fusion’s business practices, our business, results of operations and financial condition will be materially and adversely affected.  In addition, even if we finalize and comply with those agreements, the costs and burdens of compliance could be significant, and we may face additional investigations and proceedings from other governmental entities or third parties related to the same or similar conduct underlying the agreements with the DOJ.

On August 8, 2019, we announced that we reached an agreement in principle with the DOJ to resolve the DOJ’s civil and criminal investigations into Practice Fusion. We also announced that we accrued an estimated loss of $145 million related to this matter. See Note 13, “Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information. We expect that a final settlement with the DOJ, if it were to be completed, would include other material non-financial terms and conditions, including a deferred prosecution agreement and a civil settlement agreement. A variety of material issues remain subject to further negotiation and approval by us and the government before the agreement in principle can be finalized, and the terms described above may change following further negotiation. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement.

If completed and executed, the final settlement documents with the DOJ could contain material non-financial terms and conditions. In addition, compliance with the terms of any such final settlement documents could impose significant costs and burdens on us. If we fail to comply with any such final settlement documents, the DOJ may impose substantial monetary penalties, exclude Practice Fusion from Medicare, Medicaid and other federal healthcare programs, and/or criminally prosecute Practice Fusion, which could have a material adverse effect on our business, financial condition and results of operations.

If a final agreement cannot be reached, it is likely that the DOJ will bring one or more enforcement actions against Practice Fusion. If the federal government were to file enforcement actions against Practice Fusion as a result of the investigations and could establish the elements of a violation of relevant laws, we could be subject to damages, which could be substantial, fines and penalties, or other criminal, civil or administrative sanctions, and we would expect to incur significant costs in connection with such enforcement action, regardless of the outcome. If any or all of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

Other government investigations or legal or regulatory proceedings, including investigations or proceedings brought by private litigants or shareholders, federal agencies, private insurers and states’ attorneys general, may follow as a consequence of our agreement in principle with the DOJ or any final settlement documents, any of which could result in substantial expenses, divert management’s attention from other business concerns and have a material adverse effect on our business, results of operations and financial condition. We may also be subject to negative publicity related to these matters that could harm our reputation, reduce demand for our solutions and services, result in employee attrition and negatively impact our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2019, the Company issued 61,448 shares of common stock to a commercial partner pursuant to the terms of a commercial agreement. As of June 30, 2019, the Company has issued an aggregate of 159,666 shares of common stock to this commercial partner pursuant to the agreement (including the May 2019 issuance). The number of shares to be issued under the agreement is calculated annually as a rebate based on a percentage of recognized revenue during the term of the agreement, which has a ten-year term ending in 2026. The shares of common stock have been offered and sold pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 5.	Other Information

On August 6, 2019, we entered into a First Amendment to the Second Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders. This amendment amends the definition of “EBITDA” to give us financial flexibility to settle the DOJ’s criminal and civil investigations of Practice Fusion while continuing to remain in compliance with the covenants of our Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins, or borrowing capacity under our Revolving Facility were amended.

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
10.1	Allscripts Healthcare Solutions, Inc. 2019 Stock Incentive Plan (incorporated by reference from Annex A to Allscripts Definitive Proxy Statement filed with the SEC on April 12, 2019)

10.2

First Amendment, dated as of August 7, 2019, to the Second Amended and Restated Credit Agreement, dated as of February 15, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent

X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Dennis M. Olis
Dennis M. Olis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2019