Form 10-Q
period 2019-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2019-11-05
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 162,366,195 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$129,349	$174,243
Restricted cash	9,375	10,552
Accounts receivable, net of allowance of $41,387 and $50,406 as of September 30, 2019 and December 31, 2018, respectively	426,579	465,264
Contract assets	65,515	66,451
Prepaid expenses and other current assets	142,843	142,455
Total current assets	773,661	858,965
Fixed assets, net	96,813	121,913
Software development costs, net	236,551	209,660
Intangible assets, net	397,950	431,081
Goodwill	1,387,088	1,373,744
Deferred taxes, net	5,049	5,036
Contract assets - long-term	101,920	71,879
Right-of-use assets - operating leases	103,537	0
Other assets	127,372	109,206
Total assets	$3,229,941	$3,181,484

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	September 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,725	$73,166
Accrued expenses	261,905	107,068
Accrued compensation and benefits	57,553	100,076
Income tax payable	0	29,644
Deferred revenue	373,105	466,797
Current maturities of long-term debt	358,574	20,059
Current operating lease liabilities	24,451	0
Current liabilities attributable to discontinued operations	0	920
Total current liabilities	1,177,313	797,730
Long-term debt	554,864	647,539
Deferred revenue	12,117	15,984
Deferred taxes, net	55,290	58,470
Long-term operating lease liabilities	100,230	0
Other liabilities	49,069	81,334
Total liabilities	1,948,883	1,601,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2019 and December 31, 2018; 272,496 and 163,219 shares issued and outstanding as of September 30, 2019, respectively; 270,955 and 171,224 shares issued and outstanding as of December 31, 2018, respectively	2,724	2,709
Treasury stock: at cost, 109,277 and 99,731 shares as of September 30, 2019 and December 31, 2018, respectively	(561,857)	(460,543)
Additional paid-in capital	1,876,078	1,881,494
(Accumulated deficit) retained earnings	(30,366)	132,842
Accumulated other comprehensive loss	(5,521)	(5,389)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,281,058	1,551,113
Non-controlling interest	0	29,314
Total stockholders’ equity	1,281,058	1,580,427
Total liabilities and stockholders’ equity	$3,229,941	$3,181,484

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenue:
Software delivery, support and maintenance	$284,373	$274,138	$844,908	$839,176
Client services	159,811	158,292	475,785	468,440
Total revenue	444,184	432,430	1,320,693	1,307,616
Cost of revenue:
Software delivery, support and maintenance	90,329	86,847	269,813	265,795
Client services	149,258	142,158	430,814	429,420
Amortization of software development and acquisition-related assets	29,295	25,473	86,547	76,017
Total cost of revenue	268,882	254,478	787,174	771,232
Gross profit	175,302	177,952	533,519	536,384
Selling, general and administrative expenses	101,152	108,125	306,939	350,975
Research and development	63,873	63,032	191,597	202,313
Asset impairment charges	248	0	4,037	30,075
Amortization of intangible and acquisition-related assets	6,847	6,609	20,376	19,630
Income (loss) from operations	3,182	186	10,570	(66,609)
Interest expense	(10,839)	(13,251)	(31,447)	(36,925)
Other income (loss), net	781	(536)	(143,700)	(584)
Gain on sale of businesses, net	0	0	0	172,258
Recovery (impairment) of long-term investments	0	0	1,045	(15,487)
Equity in net income (loss) of unconsolidated investments	386	(177)	540	529
(Loss) income from continuing operations before income taxes	(6,490)	(13,778)	(162,992)	53,182
Income tax benefit (provision)	765	1,637	(640)	(5,918)
(Loss) income from continuing operations, net of tax	(5,725)	(12,141)	(163,632)	47,264
Loss from discontinued operations	0	(13,857)	0	(32,980)
Income tax effect on discontinued operations	0	2,152	0	7,627
Loss from discontinued operations, net of tax	0	(11,705)	0	(25,353)
Net (loss) income	(5,725)	(23,846)	(163,632)	21,911
Net loss attributable to non-controlling interests	0	4	424	3,494
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)	0	(36,446)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,725)	$(35,991)	$(163,208)	$(11,041)

Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(0.03)	$(0.07)	$(0.97)	$0.28
Discontinued operations	0.00	(0.13)	0.00	(0.34)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.03)	$(0.20)	$(0.97)	$(0.06)

Diluted
Continuing operations	$(0.03)	$(0.07)	$(0.97)	$0.28
Discontinued operations	0.00	(0.13)	0.00	(0.34)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.03)	$(0.20)	$(0.97)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net (loss) income	$(5,725)	$(23,846)	$(163,632)	$21,911
Other comprehensive (loss) income:
Foreign currency translation adjustments	(574)	(60)	(35)	(1,622)
Change in fair value of derivatives qualifying as cash flow hedges	(305)	(1,602)	(131)	(2,695)
Other comprehensive (loss) income before income tax (expense) benefit	(879)	(1,662)	(166)	(4,317)
Income tax (expense) benefit related to items in other comprehensive (loss) income	80	416	34	850
Total other comprehensive income (loss)	(799)	(1,246)	(132)	(3,467)
Comprehensive (loss) income	(6,524)	(25,092)	(163,764)	18,444
Comprehensive loss attributable to non-controlling interests	0	4	424	3,494
Comprehensive (loss) income, net	$(6,524)	$(25,088)	$(163,340)	$21,938

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Number of common shares
Balance at beginning of period	272,472	270,709	270,955	269,335
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	24	97	1,541	1,471
Balance at end of period	272,496	270,806	272,496	270,806
Common stock
Balance at beginning of period	$2,724	$2,707	$2,709	$2,693
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	0	1	15	15
Balance at end of period	$2,724	$2,708	$2,724	$2,708
Number of treasury stock shares
Balance at beginning of period	(105,818)	(96,175)	(99,731)	(88,504)
Issuance of treasury stock	0	76	61	76
Purchase of treasury stock	(3,459)	0	(9,607)	(7,671)
Balance at end of period	(109,277)	(96,099)	(109,277)	(96,099)
Treasury stock
Balance at beginning of period	$(524,767)	$(424,640)	$(460,543)	$(322,735)
Issuance of treasury stock	0	1,119	846	1,119
Purchase of treasury stock	(37,090)	0	(102,160)	(101,905)
Balance at end of period	$(561,857)	$(423,521)	$(561,857)	$(423,521)
Additional paid-in capital
Balance at beginning of period	$1,867,613	$1,766,863	$1,881,494	$1,781,059
Stock-based compensation	7,773	8,849	29,296	25,996
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	9	918	(6,702)	(7,492)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)	0	(36,446)
Subsidiary issuance of common stock	0	0	0	0
Issuance of treasury stock	0	(61)	(144)	(61)
Warrants issued	683	683	2,047	2,047
Acquisition of non-controlling interest	0	0	(29,913)	0
Balance at end of period	$1,876,078	$1,765,103	$1,876,078	$1,765,103
Retained earnings (accumulated deficit)
Balance at beginning of period	$(24,641)	$(228,308)	$132,842	$(338,150)
Net (loss) income less net loss attributable to non-controlling interests	(5,725)	(23,842)	(163,208)	25,405
ASC 606 implementation adjustments	0	787	0	58,225
ASC 606 implementation adjustments - discontinued operations	0	0	0	3,157
Balance at end of period	$(30,366)	$(251,363)	$(30,366)	$(251,363)
Accumulated other comprehensive loss
Balance at beginning of period	$(4,722)	$(4,206)	$(5,389)	$(1,985)
Foreign currency translation adjustments, net	(574)	(60)	(35)	(1,622)
Unrecognized gain (loss) on derivatives qualifying as cash flow hedges, net of tax	(225)	(1,186)	(97)	(1,845)
Balance at end of period	$(5,521)	$(5,452)	$(5,521)	$(5,452)
Non-controlling interest
Balance at beginning of period	$0	$29,208	$29,314	$39,190
Acquisition of non-controlling interest	0	0	(28,890)	(6,492)
Net loss attributable to non-controlling interests	0	(4)	(424)	(3,494)
Balance at end of period	$0	$29,204	$0	$29,204
Total Stockholders’ Equity at beginning of period	$1,316,207	$1,141,624	$1,580,427	$1,160,072
Total Stockholders’ Equity at end of period	$1,281,058	$1,116,679	$1,281,058	$1,116,679

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net (loss) income	$(163,632)	$21,911
Less: Loss from discontinued operations	0	(25,353)
(Loss) income from continuing operations	(163,632)	47,264
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	152,250	143,016
Operating right-of-use asset amortization	16,722	0
Stock-based compensation expense	29,563	25,867
Deferred taxes	(3,066)	6,091
Asset impairment charges	4,037	30,075
(Recovery) impairment of long-term investments	(1,045)	15,487
Equity in net (loss) income of unconsolidated investments	(540)	(529)
Gain on sale of businesses, net	0	(172,258)
Other loss (income), net	2,796	(819)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	53,886	1,528
Prepaid expenses and other assets	615	(12,425)
Accounts payable	27,571	18,246
Accrued expenses	145,450	12,636
Accrued compensation and benefits	(43,426)	174
Deferred revenue	(138,639)	(47,265)
Other liabilities	(701)	(1,759)
Operating leases	(17,897)	0
Net cash provided by operating activities - continuing operations	63,944	65,329
Net cash (used in) provided by operating activities - discontinued operations	(30,000)	16,225
Net cash provided by operating activities	33,944	81,554
Cash flows from investing activities:
Capital expenditures	(13,475)	(21,924)
Capitalized software	(86,190)	(83,093)
Cash paid for business acquisitions, net of cash acquired	(23,443)	(177,233)
Cash received from sale of businesses, net	0	241,153
Purchases of equity securities, other investments and related intangible assets, net	(7,191)	(2,723)
Other proceeds from investing activities	14	54
Net cash used in investing activities - continuing operations	(130,285)	(43,766)
Net cash used in investing activities - discontinued operations	0	(189,555)
Net cash used in investing activities	(130,285)	(233,321)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	0	1,283
Taxes paid related to net share settlement of equity awards	(6,762)	(8,763)
Payments of lease obligations	(108)	(389)
Credit facility payments	(15,000)	(250,001)
Credit facility borrowings, net of issuance costs	249,241	325,843
Repurchase of common stock	(102,160)	(101,905)
Repurchase of unsettled common stock	(9,301)	0
Payment of acquisition and other financing obligations	(11,473)	(3,226)
Purchases of subsidiary shares owned by non-controlling interest	(54,064)	(6,945)
Net cash provided by (used in) financing activities - continuing operations	50,373	(44,103)
Net cash provided by financing activities - discontinued operations	0	153,491
Net cash provided by financing activities	50,373	109,388
Effect of exchange rate changes on cash and cash equivalents	(103)	(328)
Net decrease in cash and cash equivalents	(46,071)	(42,707)
Cash, cash equivalents and restricted cash, beginning of period	184,795	162,498
Cash, cash equivalents and restricted cash, end of period	138,724	119,791
Less: Cash and cash equivalents included in current assets attributable to discontinued operations	0	(17,767)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$138,724	$102,024

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which provides new accounting guidance to simplify and improve the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. We adopted ASU 2017-12 on January 1, 2019, and the adoption did not have any effect on our consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently in the process of evaluating this new guidance, which we expect to have an impact on our consolidated financial statements and results of operations.

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

At September 30, 2019 and December 31, 2018, we had capitalized costs to obtain or fulfill a contract of $20.9 million and $24.7 million, respectively, in Prepaid and other current assets and $32.2 million and $33.8 million, respectively, in Other assets. During the three months ended September 30, 2019 and 2018, we recognized $7.5 million and $7.1 million, respectively, of amortization expense related to such capitalized costs. During the nine months ended September 30, 2019 and 2018, we recognized $22.5 million and $22.3 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable, contract assets and customer advances and deposits. Accounts receivable, net includes both billed and unbilled amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Deferred revenue includes advanced payments and billings in excess of revenue recognized. Our contract assets and deferred revenue are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term based on the timing of when we expect to complete the related performance obligations and bill the customer. Deferred revenue is classified as current or long-term based on the timing of when we expect to recognize revenue.

The breakdown of revenue recognized related based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019
Revenue related to deferred revenue balance at beginning of period	$126,184	$146,150	$151,543
Revenue related to new performance obligations satisfied during the period	248,221	233,696	228,927
Revenue recognized under "right-to-invoice" expedient	55,923	62,245	61,814
Reimbursed travel expenses, shipping and other revenue	1,721	2,369	1,900
Total revenue	$432,049	$444,460	$444,184

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018
Revenue related to deferred revenue balance at beginning of period	$181,398	$196,163	$153,151
Revenue related to new performance obligations satisfied during the period	200,232	180,001	225,641
Revenue recognized under "right-to-invoice" expedient	49,403	62,533	51,288
Reimbursed travel expenses, shipping and other revenue	2,689	2,767	2,350
Total revenue	$433,722	$441,464	$432,430

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $3.9 billion as of September 30, 2019, of which we expect to recognize approximately 38% over the next 12 months, and the remaining 62% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Recurring revenue	$349,455	$349,404	$1,048,204	$1,063,440
Non-recurring revenue	94,729	83,026	272,489	244,176
Total revenue	$444,184	$432,430	$1,320,693	$1,307,616

	Three Months Ended September 30, 2019
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$241,516	$37,494	$5,363	$284,373
Client services	155,163	4,186	462	159,811
Total revenue	$396,679	$41,680	$5,825	$444,184

	Three Months Ended September 30, 2018
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$241,142	$35,686	$(2,690)	$274,138
Client services	161,071	3,089	(5,868)	158,292
Total revenue	$402,213	$38,775	$(8,558)	$432,430

	Nine Months Ended September 30, 2019
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$726,310	$108,987	$9,611	$844,908
Client services	468,666	6,330	789	475,785
Total revenue	$1,194,976	$115,317	$10,400	$1,320,693

	Nine Months Ended September 30, 2018
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$752,650	$89,908	$(3,382)	$839,176
Client services	473,454	5,171	(10,185)	468,440
Total revenue	$1,226,104	$95,079	$(13,567)	$1,307,616

3. Leases

We adopted ASU 2016-02 on January 1, 2019 using the cumulative-effect adjustment transition method. The new guidance requires the recognition of leased arrangements on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets.

We determine whether an arrangement is a lease at inception. Assets leased under an operating lease arrangement are recorded in Right-of-use assets – operating leases and the associated lease liabilities are included in Current operating lease liabilities and Long-term operating lease liabilities within the consolidated balance sheets. Assets leased under finance lease arrangements are recorded within fixed assets and the associated lease liabilities are recorded within Accrued expenses and Other liabilities within the consolidated balance sheets.

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

Our operating leases mainly include office leases and our finance leases include office and computer equipment leases. Our leases have remaining lease terms of approximately 1 year to 9 years, some of which include options to extend the leases for up to 5 years, which may include options to terminate the leases within 1 year. Total costs associated with leased assets are as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$7,113	$20,881
Less: Sublease income	(824)	(2,404)
Total operating lease costs	$6,289	$18,477
Finance lease costs:
Amortization of right-of-use assets (2)	$34	$122
Interest on lease liability (3)	2	6
Total finance lease costs	$36	$128

(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statement of operations.
(2)	Amortization of finance right-of-use assets is recognized on a straight-line basis and is included in in Selling, general and administrative expenses within the consolidated statement of operations.
(3)	Interest on finance lease liabilities is recorded as Interest expense within the consolidated statement of operations.

Supplemental information for operating and finance leases is as follows:

(In thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,211
Operating cash flows from finance leases	$6
Financing cash flows from finance leases	$108
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$144,080
Finance leases	$263

The balance sheet location and balances for operating and finance leases are as follows:

(In thousands, except lease term and discount rate)	September 30, 2019
Operating leases:
Right-of-use assets - operating leases	$103,537
Current operating lease liabilities	$24,451
Long-term operating lease liabilities	$100,230

Finance leases:
Fixed assets, gross	$524
Accumulated depreciation	357
Fixed assets, net	$167

Current finance lease liabilities (1)	$127
Long-term finance lease liabilities (2)	$57

Weighted average remaining lease term (in years)
Operating leases	6
Finance leases	2

Weighted average discount rate
Operating leases	4.3%
Finance leases	5.1%

(1)	Current finance lease liabilities are included in Accrued expenses within the consolidated balance sheets.
(2)	Long-term finance lease liabilities are included in Other liabilities within the consolidated balance sheets.

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of September 30, 2019.

	September 30, 2019
(In thousands)	Operating Leases	Finance Leases
Remainder of 2019	$7,824	$58
2020	27,923	85
2021	23,131	40
2022	21,630	7
2023	19,324	0
Thereafter	42,396	0
Total lease liabilities	142,228	190
Less: Amount representing interest	(17,547)	(6)
Less: Short-term lease liabilities	(24,451)	(127)
Total long-term lease liabilities	$100,230	$57

4. Business Combinations

On July 2, 2019, we acquired the Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology (“ACC”) as part of our broader strategic partnership with the ACC. The total purchase price was $19.7 million, consisting of an initial payment of $11.7 million plus up to an aggregate of $8.0 million pending the attainment certain milestones over the next 18 months. The contingent consideration of up to $8.0 million was valued at $5.0 million at the time of closing. As part of this partnership, we will operate Pinnacle and Diabetes Collaborative Registries, which will extend our EHR-enabled ambulatory network to create a large-scale chronic disease network. The business is included in our Veradigm business segment.

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

On March 1, 2019, we acquired all of the outstanding minority interest in Pulse8, Inc., a healthcare analytics and technology company that provides business intelligence software solutions for health plans and at-risk providers to enable them to analyze their risk adjustment and quality management programs, for $53.8 million (subject to adjustments for net working capital and a contingency holdback), plus up to a $10.0 million earnout based upon revenue targets through 2019. We initially acquired a controlling stake in Pulse 8, Inc. on September 8, 2016. This transaction was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2019.

Other Acquisitions and Divestiture

On June 15, 2018, we acquired all the outstanding minority interest in a third party for $6.9 million. We initially acquired a controlling interest in the third party in April 2015. This acquisition was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statements of cash flows for the nine months ended September 30, 2018.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	September 30, 2019				December 31, 2018
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$131	$0	$131	$0	$262	$0	$262
1.25% Call Option	Other assets	0	0	2,842	2,842	0	0	9,104	9,104
Total assets		$0	$131	$2,842	$2,973	$0	$262	$9,104	$9,366

Contingent consideration - current	Accrued expenses	$0	$0	$22,541	$22,541	$0	$0	$10,528	$10,528
Contingent consideration - long-term	Other liabilities	0	0	3,546	3,546	0	0	15,317	15,317
1.25% Embedded cash conversion option	Other liabilities	0	0	3,619	3,619	0	0	9,974	9,974
Total liabilities		$0	$0	$29,706	$29,706	$0	$0	$35,819	$35,819

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2019 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2018	$25,845	$(870)
Additions	11,791	0
Payments	(11,500)	0
Fair value adjustments	(49)	93
Balance at September 30, 2019	$26,087	$(777)

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at September 30, 2019	Cost	September 30, 2019	December 31, 2018
Equity method investments (1)	5	$7,407	$11,207	$10,667
Cost method and available-for-sale investments	9	43,874	34,158	25,923
Total long-term equity investments	14	$51,281	$45,365	$36,590
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of September 30, 2019, it is not possible to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

We acquired a $6.0 million non-marketable convertible note of a third party on August 1, 2019, which is included in the “Other assets” caption in the consolidated balance sheet as of September 30, 2019. We also entered into a commercial agreement with the third party to develop datasets to support the practice of precision medicine.

Recovery and Impairment of Long-term Investments

During the nine months ended September 30, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired, which was recognized in the first quarter 2019. Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. As a result of this review, we recognized non-cash impairment charges during the nine months ended September 30, 2018 of $15.5 million, related to one of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investment and note receivable prior to the impairment and are included in Recovery (impairment) of long-term investments within the consolidated statements of operations.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as defined in Note 9, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. The carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of September 30, 2019, since the effective interest rate on the 1.25% Notes approximates current market rates. Refer to Note 9, “Debt,” for further information regarding our long-term financial liabilities.

6. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2019 and 2018 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cost of revenue:
Software delivery, support and maintenance	$395	$498	$1,522	$1,538
Client services	765	1,031	3,021	3,537
Total cost of revenue	1,160	1,529	4,543	5,075
Selling, general and administrative expenses	5,643	6,208	20,799	17,672
Research and development	1,677	2,349	7,125	7,248
Total stock-based compensation expense	$8,480	$10,086	$32,467	$29,995

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and nine months ended September 30, 2019 and 2018.

We granted stock-based awards as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	0	$0.00	3,973	$9.85
Market-based restricted stock units with a service condition	0	$0.00	700	$11.74
	0	$0.00	4,673	$10.14

During the nine months ended September 30, 2019 and the year ended December 31, 2018, 1.5 million and 1.6 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the nine months ended September 30, 2019 and 2018 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2019 and 2018 were 658 thousand and 629 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 17, 2016, we announced that our Board of Directors approved a stock purchase program (the “2016 Program”) under which we may repurchase up to $200 million of our common stock through December 31, 2019. On August 2, 2018, we announced that our Board of Directors approved a new stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020, replacing the 2016 Program. We repurchased 3.5 million of our common stock under the 2018 Program for a total of $37.1 million during the three months ended September 30, 2019. We repurchased 9.6 million shares of our common stock under the 2018 Program for a total of $102.2 million during the nine months ended September 30, 2019. We did initiate share transactions to purchase an additional 0.9 million shares for $9.3 million under the 2018 Program for the three months ended September 30, 2019, but the transactions were not settled until October 2019. The shares settled in October 2019 were outstanding as of September 30, 2019, and therefore will be recorded as a financing transaction as “Repurchase of unsettled common stock” within the consolidated statements of cash flows and recorded as “Other assets” within the consolidated balance sheets. The approximate dollar value of shares that may yet be purchased under the 2018 Program is $111.1 million as of September 30, 2019, which does not include the share transactions settled in October 2019. We repurchased 7.7 million shares of our common stock under the 2016 Program for a total of $101.9 million during the nine months ended September 30, 2018, of which none were repurchased during the three months ended September 30, 2018. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Basic earnings (loss) per Common Share:
(Loss) income from continuing operations, net of tax	$(5,725)	$(12,141)	$(163,632)	$47,264
Net loss attributable to non-controlling interests	0	4	424	3,494
Net (loss) income from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,725)	$(12,137)	$(163,208)	$50,758
Loss from discontinued operations, net of tax	$0	$(11,705)	$0	$(25,353)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)	0	(36,446)
Net loss from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	(23,854)	0	(61,799)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,725)	$(35,991)	$(163,208)	$(11,041)

Weighted-average common shares outstanding	166,391	174,638	167,610	176,942

Basic (loss) earnings from continuing operations per Common Share	$(0.03)	$(0.07)	$(0.97)	$0.28
Basic loss from discontinued operations per Common Share	0.00	(0.13)	0.00	(0.34)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.03)	$(0.20)	$(0.97)	$(0.06)

Diluted earnings (loss) per Common Share:
(Loss) income from continuing operations, net of tax	$(5,725)	$(12,141)	$(163,632)	$47,264
Net loss attributable to non-controlling interests	0	4	424	3,494
Net (loss) income from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,725)	$(12,137)	$(163,208)	$50,758
Loss from discontinued operations, net of tax	$0	$(11,705)	$0	$(25,353)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)	0	(36,446)
Net loss from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	(23,854)	0	(61,799)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,725)	$(35,991)	$(163,208)	$(11,041)

Weighted-average common shares outstanding	166,391	174,638	167,610	176,942
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	166,391	174,638	167,610	176,942

Diluted (loss) earnings from continuing operations per Common Share	$(0.03)	$(0.07)	$(0.97)	$0.28
Diluted loss from discontinued operations per Common Share	0.00	(0.13)	0.00	(0.34)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.03)	$(0.20)	$(0.97)	$(0.06)

Due to the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and nine months ended September 30, 2019 and 2018, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for those periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	27,969	24,191	27,350	24,688

8. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$546,078	$(428,261)	$117,817	$537,834	$(401,093)	$136,741
Customer contracts and relationships	710,853	(482,720)	228,133	704,808	(462,468)	242,340
Total	$1,256,931	$(910,981)	$345,950	$1,242,642	$(863,561)	$379,081

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,387,088			1,373,744
Total			$1,439,088			$1,425,744

Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2019 were as follows:

(In thousands)	Provider	Veradigm	Total
Balance as of December 31, 2018	$1,254,284	$119,460	$1,373,744
Additions	0	13,707	13,707
Foreign exchange translation	(363)	0	(363)
Balance as of September 30, 2019	$1,253,921	$133,167	$1,387,088

There are $13.5 million in accumulated impairment losses associated with our goodwill as of September 30, 2019 and December 31, 2018. Additions to goodwill in 2019 resulted from the purchase of the Pinnacle and Diabetes Collaborative Registries and a prescription drug software company. The goodwill for both purchases is expected to be deductible for tax purposes.

9. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	September 30, 2019			December 31, 2018
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
1.25% Cash Convertible Senior Notes	$345,000	$11,236	$333,764	$345,000	$22,112	$322,888
Senior Secured Credit Facility	585,000	5,628	579,372	350,000	6,038	343,962
Other debt	302	0	302	748	0	748
Total debt	$930,302	$16,864	$913,438	$695,748	$28,150	$667,598
Less: Debt payable within one year	359,067	493	358,574	20,538	479	20,059
Total long-term debt, less current maturities	$571,235	$16,371	$554,864	$675,210	$27,671	$647,539

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Interest expense	$6,741	$9,352	$19,404	$25,436
Amortization of discounts and debt issuance costs	4,098	3,899	12,043	11,489
Total interest expense	$10,839	$13,251	$31,447	$36,925

Interest expense related to 1.25% Notes, included in the table above, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Coupon interest at 1.25%	$1,078	$1,078	$3,234	$3,234
Amortization of discounts and debt issuance costs	3,685	3,509	10,876	10,358
Total interest expense related to the 1.25% Notes	$4,763	$4,587	$14,110	$13,592

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

As of September 30, 2019, $335.0 million under the Term Loan, $250.0 million under the Revolving Facility, and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of September 30, 2019, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 1.50%, which totaled 3.54%. We were in compliance with all covenants under the Second Amended Credit Agreement as of September 30, 2019.

On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement in order to remain compliant with the covenants of our Second Amended Credit Agreement. The First Amendment provides the financial flexibility to settle the U.S. Department of Justice’s investigations as discussed in Note 13, “Contingencies” while maintaining our compliance with the covenants of our Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins or borrowing capacity under our Revolving Facility were amended. In connection with this amendment, we incurred fees and other costs totaling $0.8 million, of which a majority was capitalized.

As of September 30, 2019, we had $649.0 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

1.25% Cash Convertible Senior Notes

As of September 30, 2019, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

The following table summarizes future debt payment obligations as of September 30, 2019:

(In thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$345,000	$0	$0	$0	$0
Term Loan	335,000	5,000	27,500	30,000	37,500	235,000	0
Revolving Facility (2)	250,000	0	0	0	0	250,000	0
Other debt	302	302	0	0	0	0	0
Total debt	$930,302	$5,302	$372,500	$30,000	$37,500	$485,000	$0

(1) Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2) Assumes no additional borrowings after September 30, 2019, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

10. Income Taxes

We account for income taxes under FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). We calculate the quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby we forecast the estimated annual effective tax rate and then apply that rate to the year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.  There is no tax benefit recognized on certain of the net operating losses incurred due to insufficient evidence supporting the Company’s ability to use these losses in the future. The effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
(Loss) income from continuing operations before income taxes	$(6,490)	$(13,778)	$(162,992)	$53,182
Income tax benefit (provision)	$765	$1,637	$(640)	$(5,918)
Effective tax rate	11.8%	11.9%	(0.4%)	11.1%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2019, compared with the prior year comparable periods, differs primarily due to higher tax shortfalls associated with stock-based compensation reflected in the provision for the three and nine months ended September 30, 2019 and release of valuation allowance of $14.5 million recorded in the nine months ended September 30, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended September 30, 2019, we recorded immaterial impacts for valuation allowances.

Our unrecognized income tax benefits were $20.3 million and $19.8 million as of September 30, 2019 and December 31, 2018, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

11. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	September 30, 2019
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$131	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	2,842	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	3,619
Total derivatives		$2,973		$3,619

	December 31, 2018
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$262	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	9,104	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	9,974
Total derivatives		$9,366		$9,974

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of September 30, 2019, there were 3 forward contracts outstanding that were staggered to mature monthly starting in October 2019 and ending in December 2019. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2019. As of September 30, 2019, the notional amount for each of the outstanding forward contracts was 160 million INR, or the equivalent of $2.3 million, based on the exchange rate between the United States dollar and the INR in effect as of September 30, 2019. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of September 30, 2019, we estimate that $0.1 million of net unrealized derivative gains included in AOCI will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Foreign exchange contracts	$(257)	$83	Cost of Revenue	$16	$76
			Selling, general and administrative expenses	12	53
			Research and development	$19	$85

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Foreign exchange contracts	$(1,803)	$(2,010)	Cost of Revenue	$(74)	$227
			Selling, general and administrative expenses	(50)	180
			Research and development	$(77)	$278

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
1.25% Call Option	$(3,567)	$15,043	$(6,262)	$(13,108)
1.25% Embedded cash conversion option	3,746	(15,503)	6,355	12,870
Net (loss) income included in other income, net	$179	$(460)	$93	$(238)

12. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2018 (1)	$(5,584)	$195	$(5,389)
Other comprehensive income (loss) before reclassifications	(35)	61	26
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(158)	(158)
Net other comprehensive loss	(35)	(97)	(132)
Balance as of September 30, 2019 (2)	$(5,619)	$98	$(5,521)
(1)

Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives and $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income.

(2)	Net of taxes of $34 thousand for unrealized net losses on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2017 (1)	$(2,676)	$691	$(1,985)
Other comprehensive income (loss) before reclassifications	(1,622)	(1,487)	(3,109)
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(358)	(358)
Net other comprehensive income	(1,622)	(1,845)	(3,467)
Balance as of September 30, 2018 (2)	$(4,298)	$(1,154)	$(5,452)

(1)   Net of taxes of $445 thousand for unrealized net gains on foreign exchange contract derivatives.

(2)    Net of taxes of $405 thousand for unrealized net losses on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2019			2018
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(574)	$0	$(574)	$(60)	$0	$(60)
Foreign exchange contracts:
Net (losses) gains arising during the period	(257)	67	(190)	(1,803)	468	(1,335)
Net losses (gains) reclassified into income (1)	(48)	13	(35)	201	(52)	149
Net change in unrealized (losses) gains on foreign exchange contracts	(305)	80	(225)	(1,602)	416	(1,186)
Net (loss) gain on cash flow hedges	(305)	80	(225)	(1,602)	416	(1,186)
Other comprehensive (loss) income	$(879)	$80	$(799)	$(1,662)	$416	$(1,246)
(1)	Tax effects for the three months ended September 30, 2018 include $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income at December 31, 2017.

	Nine Months Ended September 30,
	2019			2018
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(35)	$0	$(35)	$(1,622)	$0	$(1,622)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	83	(22)	61	(2,010)	522	(1,488)
Net (gains) losses reclassified into income (1)	(214)	56	(158)	(685)	328	(357)
Net change in unrealized (losses) gains on foreign exchange contracts	(131)	34	(97)	(2,695)	850	(1,845)
Net (loss) gain on cash flow hedges	(131)	34	(97)	(2,695)	850	(1,845)
Other comprehensive (loss) income	$(166)	$34	$(132)	$(4,317)	$850	$(3,467)
(1)	Tax effects for the nine months ended September 30, 2018 include $149 thousand arising from the revaluation of tax effects included in accumulated other comprehensive income at December 31, 2017.

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with the DOJ to resolve all of the DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont. The terms of this agreement in principle, which is subject to final negotiation of settlement documents with the government, contemplate that Practice Fusion will pay $145.0 million and enter into a deferred prosecution agreement and a civil settlement agreement. It is anticipated that the deferred prosecution agreement will resolve allegations that Practice Fusion, long before its acquisition by Allscripts and concerning conduct about which Allscripts was unaware at the time of the acquisition, violated the AKS through the manner by which a sponsored Clinical Decision Support arrangement was sold to an opioid manufacturer. The companion civil settlement agreement is expected to resolve other AKS allegations made by the DOJ against Practice Fusion as well as False Claims Act allegations pertaining to Meaningful Use payments the federal government made to users of Practice Fusion’s EHR system. Other non-financial terms and conditions remain subject to negotiation, and the terms described above may change following further negotiation. The agreement in principle and the final settlement materials are subject to approval of supervisory personnel within the DOJ. The proposed settlement amount is included in Other income (loss), net within the consolidated statements of operations and Accrued expenses within the consolidated balance sheets as of and for the nine months ended September 30, 2019.

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

The following table summarizes Netsmart’s major income and expense line items as reported in the consolidated statements of operations for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2018
Major income and expense line items related to Netsmart:
Revenue:
Software delivery, support and maintenance	$56,259	$157,393
Client services	33,590	96,773
Total revenue	89,849	254,166
Cost of revenue:
Software delivery, support and maintenance	16,441	45,110
Client services	23,905	68,440
Amortization of software development and acquisition related assets	9,084	24,991
Total cost of revenue	49,430	138,541
Gross profit	40,419	115,625
Selling, general and administrative expenses	25,089	74,390
Research and development	6,715	17,753
Amortization of intangible and acquisition-related assets	6,391	17,580
Income from discontinued operations of Netsmart	2,224	5,902
Interest expense	(16,092)	(43,918)
Other gain (loss)	11	(6)
Loss from discontinued operations of Netsmart before income taxes	(13,857)	(38,022)
Income tax benefit	2,152	8,938
Loss from discontinued operations, net of tax for Netsmart	$(11,705)	$(29,084)

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

The following table summarizes the major classes of line items constituting income (loss) of the discontinued operations with the sunset businesses of Horizon Clinicals and Series2000 Revenue Cycle, as reported in the consolidated statements of operations for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2018
Major classes of line items constituting pretax profit (loss) of discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle:
Revenue:
Software delivery, support and maintenance	$0	$9,441
Client services	0	404
Total revenue	0	9,845
Cost of revenue:
Software delivery, support and maintenance	0	2,322
Client services	0	830
Total cost of revenue	0	3,152
Gross profit	0	6,693
Research and development	0	1,651
(Loss) income from discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle before income taxes	0	5,042
Income tax benefit (provision)	0	(1,311)
(Loss) income from discontinued operations, net of tax for Horizon Clinicals and Series2000 Revenue Cycle	$0	$3,731

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

During the first quarter of 2019, we realigned our reporting structure as a result of the divestiture of our investment in Netsmart on December 31, 2018, the evolution of the healthcare IT industry and our increased focus on the payer and life sciences market. As a result, we changed the presentation of our reportable segments to Provider and Veradigm. The new Provider segment is comprised of our core integrated clinical software applications, financial management and patient engagement solutions targeted at clients across the entire continuum of care. The new Veradigm segment primarily focuses on the payer and life sciences market. These changes to our reportable segments had no impact on operating segments. The segment disclosures below for the three and nine months ended September 30, 2018, have been revised to conform to the current year presentation.

As of September 30, 2019, we had eight operating segments, which are aggregated into two reportable segments. The Provider reportable segment includes the Hospitals and Health Systems, Ambulatory, CarePort, FollowMyHealth®, EPSiTM, EIS-Classics and 2bPrecise strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications, financial management and patient engagement solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Veradigm reportable segment is comprised of the Veradigm business unit, which represents a separate operating segment. This reportable segment provides data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media. Its solutions, targeted at key healthcare stakeholders, help improve the quality, efficiency and value of healthcare delivery.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Provider	$396,679	$402,213	$1,194,976	$1,226,104
Veradigm	41,680	38,775	115,317	95,079
Unallocated Amounts	5,825	(8,558)	10,400	(13,567)
Total revenue	$444,184	$432,430	$1,320,693	$1,307,616

Gross profit:
Provider	$168,047	$175,393	$508,180	$545,223
Veradigm	25,655	27,669	75,203	66,112
Unallocated Amounts	(18,400)	(25,110)	(49,864)	(74,951)
Total gross profit	$175,302	$177,952	$533,519	$536,384

Income (loss) from operations:
Provider	$96,895	$101,130	$301,294	$308,071
Veradigm	8,975	12,850	29,525	26,163
Unallocated Amounts	(102,688)	(113,794)	(320,249)	(400,843)
Total income (loss) from operations	$3,182	$186	$10,570	$(66,609)

16. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of September 30, 2019 and 2018 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016, to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	September 30,
(In thousands)	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$129,349	$90,738
Restricted cash	9,375	11,286
Total cash, cash equivalents and restricted cash	$138,724	$102,024

	Nine Months Ended September 30,
(In thousands)	2019	2018
Supplemental non-cash information:
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operation	$0	$36,446
Contribution of assets in exchange for equity interest	$0	$4,000
Issuance of treasury stock to commercial partner	$701	$1,121

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements related to the effect of macroeconomic trends, evolving patient care models, legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, and statements regarding our agreement in principle with the DOJ and our expected future investment in research and development efforts. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Form 10-K”) and Part II, Item 1A of this Form 10-Q under the headings “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the final outcome of the criminal and civil investigations by the DOJ involving Practice Fusion, including our ability to negotiate final settlement agreements with the DOJ and the terms of such agreements; potential additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; the expected financial results of businesses acquired by us, including the EIS business, the NantHealth provider/patient solutions business, Practice Fusion and Health Grid; the successful integration of businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to the EIS business, the NantHealth provider/patient solutions business, Practice Fusion and Health Grid, including the civil investigation by the U.S. Attorney’s Office involving our EIS business; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services, ransomware or other Internet-based attacks; Allscripts failure to compete successfully; consolidation in Allscripts industry; current and future laws, regulations and industry initiatives; increased government involvement in Allscripts industry; the failure of markets in which Allscripts operates to develop as quickly as expected; Allscripts or its customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of Allscripts sales, services and support organizations; market acceptance of Allscripts products and services; the unpredictability of the sales and implementation cycles for Allscripts products and services; Allscripts ability to manage future growth; Allscripts ability to introduce new products and services; Allscripts ability to establish and maintain strategic relationships; risks related to the acquisition of new businesses or technologies; the performance of Allscripts products; Allscripts ability to protect its intellectual property rights; the outcome of legal proceedings involving Allscripts; Allscripts ability to hire, retain and motivate key personnel; performance by Allscripts content and service providers; liability for use of content; price reductions; Allscripts ability to license and integrate third party technologies; Allscripts ability to maintain or expand its business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; Allscripts ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements (unaudited)” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms “we,” “us,” “our,” “Company,” or “Allscripts” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and/or its wholly-owned subsidiaries and controlled affiliates, unless otherwise stated.

Overview

Our Business Overview and Regulatory Environment

We deliver information technology (“IT”) solutions and services to help healthcare organizations achieve optimal clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, life-sciences companies, retail clinics, retail pharmacies, pharmacy benefit managers, insurance companies, employer wellness clinics, and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), information connectivity, private cloud hosting, outsourcing, analytics, patient access and population health management.

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

Given that CMS has proposed further regulations, including payment rules for upcoming years, which require use of EHRs and other health information technology even as we comply with previously published rules, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve expanded applicable product certification requirements resulting from changing strategies at the Office of the National Coordinator for Health Information Technology (“ONC”) and the scope of related development and other efforts required to meet regulatory standards could both materially impact our capacity to maximize the market opportunity. All our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body (the most recent edition). Allscripts remains committed to satisfying evolving certification requirements and meeting conditions of certification, including those that are expected to be finalized at the end of the review process by ONC later this year or early next.

The MACRA encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the Physician Fee Schedule rule each year, providers accepting payment from Medicare must select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these approaches require substantive reporting on quality measures; additionally, the MIPS consolidated several preexisting incentive programs, including Medicare Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. We believe the implementation of this law is likely driving additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now need an EHR and other health IT solutions and among those looking to purchase more robust systems to comply with increasingly complex MACRA requirements. Additional regulations continue to be released annually, clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

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

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and to help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in a variety of incentive programs, while the subsidizing health system expands connectivity within the local provider community. We believe that the new rules related to exceptions to the Stark Law and Anti-Kickback Statute, which were recently released in proposed form and would continue to allow hospitals and other organizations to subsidize the purchase of EHRs, contributed to the growth of this market dynamic. We expect that these regulatory revisions from HHS will further support value-based payment models and their associated purchasing arrangements between hospitals and physician practices, including allowing subsidization of replacement EHRs and not just initial purchases. The associated challenge we face is to successfully position, sell, implement and support our products sold to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions, which may impact us and our clients. Continued efforts by the current Presidential Administration to alter aspects of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) or to make other policy changes through Executive Orders create uncertainty for us and for our clients. Certain lawsuits related to the PPACA also create uncertainty for us and our clients. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as adjustments made to the PPACA by the current Presidential Administration, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, state level requests for waivers from CMS related to Medicaid modeling, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us.

Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures and physician frustration with user burden, as well as contributing factors to such dissatisfaction. This increased oversight could impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible FDA oversight of EHRs, and we await the final regulations on data blocking and interoperability that were released in proposed form by HHS in February 2019. Certain of these proposals may have a significant effect on our business processes and how our clients must exchange patient information. We will respond as necessary to the finalized regulations on those topics, which are expected early next year.

Allscripts continues to see increased opportunities stemming from the large stores of patient data accumulated from our industry-leading client base and partnerships with other EHR companies, including NextGen Healthcare Inc., a leading provider of ambulatory-focused healthcare technology solutions. Through collaboration with researchers and life sciences companies, we believe Allscripts may play a role in the study of real-world evidence as it relates to post-market surveillance of new medicines, as an example. We will closely monitor any new laws that take shape in Congress that may touch third-party uses of patient data and/or any related privacy implications for patient consent.

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

Third Quarter 2019 Summary

During the third quarter of 2019, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and integrating recent acquisitions. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the third quarter of 2019 was $444 million, an increase of $12 million compared to the third quarter of 2018. For the three months ended September 30, 2019, software delivery, support and maintenance revenue and client services revenue was $284 million and $160 million, respectively, compared with $274 million and $158 million, respectively, during the three months ended September 30, 2018. Gross profit for the third quarter was $175 million, a decrease of $3 million compared to the third quarter of 2018. Gross margin decreased to 39.5% in the third quarter of 2019 compared to a 41.2% gross margin in third quarter of 2018.

Our contract backlog as of September 30, 2019 was $3.9 billion, which remained consistent compared with our contract backlog of $3.9 billion as of December 31, 2018, while decreasing compared with contract backlog as of September 30, 2018 of $4.1 billion.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $236 million for the three months ended September 30, 2019, which represents an increase of 19% over the comparable prior period amount of $198 million and a decrease of 14% from the second quarter of 2019 amount of $276 million.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Software delivery, support and maintenance	$284,373	$274,138	3.7%	$844,908	$839,176	0.7%
Client services	159,811	158,292	1.0%	475,785	468,440	1.6%
Total revenue	444,184	432,430	2.7%	1,320,693	1,307,616	1.0%
Cost of revenue:
Software delivery, support and maintenance	90,329	86,847	4.0%	269,813	265,795	1.5%
Client services	149,258	142,158	5.0%	430,814	429,420	0.3%
Amortization of software development and acquisition-related assets	29,295	25,473	15.0%	86,547	76,017	13.9%
Total cost of revenue	268,882	254,478	5.7%	787,174	771,232	2.1%
Gross profit	175,302	177,952	(1.5%)	533,519	536,384	(0.5%)
Gross margin %	39.5%	41.2%		40.4%	41.0%
Selling, general and administrative expenses	101,152	108,125	(6.4%)	306,939	350,975	(12.5%)
Research and development	63,873	63,032	1.3%	191,597	202,313	(5.3%)
Asset impairment charges	248	0	NM	4,037	30,075	(86.6%)
Amortization of intangible and acquisition-related assets	6,847	6,609	3.6%	20,376	19,630	3.8%
Income (loss) from operations	3,182	186	NM	10,570	(66,609)	(115.9%)
Interest expense	(10,839)	(13,251)	(18.2%)	(31,447)	(36,925)	(14.8%)
Other income (loss), net	781	(536)	NM	(143,700)	(584)	NM
Gain on sale of businesses, net	0	0	NM	0	172,258	(100.0%)
Recovery (impairment) of long-term investments	0	0	NM	1,045	(15,487)	(106.7%)
Equity in net income (loss) of unconsolidated investments	386	(177)	NM	540	529	2.1%
(Loss) income from continuing operations before income taxes	(6,490)	(13,778)	(52.9%)	(162,992)	53,182	NM
Income tax benefit (provision)	765	1,637	(53.3%)	(640)	(5,918)	(89.2%)
Effective tax rate	11.8%	11.9%		(0.4%)	11.1%
(Loss) income from continuing operations, net of tax	(5,725)	(12,141)	(52.8%)	(163,632)	47,264	NM
Loss from discontinued operations	0	(13,857)	(100.0%)	0	(32,980)	(100.0%)
Income tax effect on discontinued operations	0	2,152	(100.0%)	0	7,627	(100.0%)
Loss from discontinued operations, net of tax	0	(11,705)	(100.0%)	0	(25,353)	(100.0%)
Net (loss) income	(5,725)	(23,846)	(76.0%)	(163,632)	21,911	NM
Net loss attributable to non-controlling interest	0	4	(100.0%)	424	3,494	(87.9%)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(12,149)	(100.0%)	0	(36,446)	(100.0%)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(5,725)	$(35,991)	(84.1%)	$(163,208)	$(11,041)	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Recurring revenue	$349,455	$349,404	0.0%	$1,048,204	$1,063,440	(1.4%)
Non-recurring revenue	94,729	83,026	14.1%	272,489	244,176	11.6%
Total revenue	$444,184	$432,430	2.7%	$1,320,693	$1,307,616	1.0%

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

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

Recurring revenue remained consistent for the three months ended September 30, 2019 compared to the prior year comparable period with known attrition within the EIS and other businesses offset with an increase in subscription revenue. The sale of the OneContent business on April 2, 2018 also contributed to the decline in recurring revenue for the nine months ended September 30, 2019. The OneContent business was acquired as part of the EIS business acquisition on October 2, 2017 and it contributed $13 million of recurring revenue during the first quarter of 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. Non-recurring revenue increased due to higher sales of perpetual software licenses for our acute solutions and hardware in 2019 compared to 2018, partially offset by lower client services revenue related to the timing of software activations.

The percentage of recurring and non-recurring revenue of our total revenue was 79% and 21%, respectively, during the three and nine months ended September 30, 2019 and 81% and 19%, respectively, during the three and nine months ended September 30, 2018.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Total cost of revenue	$268,882	$254,478	5.7%	$787,174	$771,232	2.1%
Gross profit	$175,302	$177,952	(1.5%)	$533,519	$536,384	(0.5%)
Gross margin %	39.5%	41.2%		40.4%	41.0%

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Gross profit and gross margin decreased during the three months ended September 30, 2019 compared with the prior year comparable period, primarily due to an increase in hosting migration costs, higher amortization of software development and recognition of previously deferred expenses.

Gross profit was consistent for the nine months ended September 30, 2019 due the previously mentioned items, partially offset with increase in organic sales for Veradigm and our acute solutions in 2019 compared to 2018 and the sale of the OneContent business on April 2, 2019, which carried a higher gross margin compared with our other businesses.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Selling, general and administrative expenses	$101,152	$108,125	(6.4%)	$306,939	$350,975	(12.5%)

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Selling, general and administrative expenses decreased during the three and nine months ended September 30, 2019, compared with the prior year comparable periods. The decline for the three months ended September 30, 2019 was primarily due to the impact of headcount reduction actions taken during 2018 as part of the integration of the EIS, Practice Fusion and Health Grid acquisitions. The decrease for the nine months ended September 30, 2019 was primarily due to the headcount reduction previously mentioned and the sale of OneContent, which resulted in one-time incentive compensation expenses and lower transaction-related and legal expenses.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Research and development	$63,873	$63,032	1.3%	$191,597	$202,313	(5.3%)

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Research and development expenses remained consistent during the three months ended September 30, 2019 compared with the prior year comparable period. Research and development expenses decreased during the nine months ended September 30, 2019, compared with the prior year comparable period and was primarily due to the sale of OneContent at the beginning of second quarter 2018 as there were $10 million of one-time incentive compensation expenses recorded in research and development as a result of the sale.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Asset impairment charges	$248	$0	NM	$4,037	$30,075	(86.6%)

Three and Nine months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2019

Asset impairment charges for the three and nine months ended September 30, 2019 were primarily the result of retiring certain hosting assets due to data center migrations. During the nine months ended September 30, 2018, we recognized non-cash asset impairment charges related to the write-off of purchased third-party software as a result of our decision to discontinue several software development projects.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Amortization of intangible and acquisition-related assets	$6,847	$6,609	3.6%	$20,376	$19,630	3.8%

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

The increase in amortization expense for the three and nine months ended September 30, 2019, compared with the prior year comparable periods, was due to incremental amortization expense associated with intangible assets acquired as part of business combinations completed during 2018.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Interest expense	$10,839	$13,251	(18.2%)	$31,447	$36,925	(14.8%)

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Interest expense during the three and nine months ended September 30, 2019 decreased compared to the prior year comparable periods, due to the impact of lower average outstanding borrowings partially offset by higher interest rates.

Other Income (Loss), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Other income (loss), net	$781	$(536)	NM	$(143,700)	$(584)	NM

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2019

Other income (loss), net for the three and nine months ended September 30, 2019 and 2018 consisted of a combination of interest income, and miscellaneous receipts and expenses. The large increase in loss during 2019 was due to the expected $145 million settlement with the DOJ related to its civil and criminal investigations of Practice Fusion. Refer to Note 13, “Contingencies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding the investigations.

Gain on Sale of Businesses, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Gain on sale of businesses, net	$0	$0	NM	$0	$172,258	(100.0%)

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Gain on sale of businesses, net during the nine months ended September 30, 2018 consists of a gain of $177.9 million and a loss of $5.6 million from the divestiture of our OneContent and Strategic Sourcing businesses, respectively.

Recovery (impairment) of Long-term investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Recovery (impairment) of long-term investments	$0	$0	NM	$1,045	$(15,487)	(106.7%)

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

During the nine months ended September 30, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired. The impairment charges for the nine months ended September 30, 2018 were the result of non-cash charges related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Equity in net income (loss) of unconsolidated investments	$386	$(177)	NM	$540	$529	2.1%

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Equity in net loss of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Income tax benefit (provision)	$765	$1,637	(53.3%)	$(640)	$(5,918)	(89.2%)
Effective tax rate	11.8%	11.9%		(0.4%)	11.1%

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2019, compared with the prior year comparable periods, differs primarily due to higher tax shortfalls associated with stock-based compensation reflected in the provision for the nine months ended September 30, 2019 and release of valuation allowance of $14.5 million recorded during the nine months ended September 30, 2018.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three and nine months ended September 30, 2019, we recorded immaterial impacts for valuation allowances.

Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Loss from discontinued operations	$0	$(13,857)	(100.0%)	$0	$(32,980)	(100.0%)
Income tax effect on discontinued operations	$0	$2,152	(100.0%)	$0	$7,627	(100.0%)

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

On December 31, 2018, we sold all of the Class A Common Units of Netsmart owned by the Company. Prior to the sale, Netsmart comprised a separate reportable segment due to its significance to our historical consolidated financial statements and results of operations, and is now reported as a discontinued operation as a result of the sale for all periods presented. The loss from discontinued operations primarily represents the net losses incurred by Netsmart for the three and nine months ended September 30, 2018. Also included in discontinued operations are earnings associated with the Horizon Clinicals and Series2000 Revenue Cycle product offerings, which we stopped supporting effective as of March 31, 2018. Refer to Note 14, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Non-Controlling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Net loss attributable to non-controlling interest	$0	$4	(100.0%)	$424	$3,494	(87.9%)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$0	$(12,149)	(100.0%)	$0	$(36,446)	(100.0%)

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

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

Segment Operations

During the first quarter of 2019, we changed our reportable segments from Clinical and Financial Solutions, Population Health and Unallocated to Provider, Veradigm and Unallocated. The segment disclosures below for the three and nine months ended September 30, 2018, have been revised to conform to the current year presentation. Refer to Note 15 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Provider	$396,679	$402,213	(1.4%)	$1,194,976	$1,226,104	(2.5%)
Veradigm	41,680	38,775	7.5%	115,317	95,079	21.3%
Unallocated Amounts	5,825	(8,558)	168.1%	10,400	(13,567)	176.7%
Total revenue	$444,184	$432,430	2.7%	$1,320,693	$1,307,616	1.0%

Gross Profit:
Provider	$168,047	$175,393	(4.2%)	$508,180	$545,223	(6.8%)
Veradigm	25,655	27,669	(7.3%)	75,203	66,112	13.8%
Unallocated Amounts	(18,400)	(25,110)	26.7%	(49,864)	(74,951)	33.5%
Total gross profit	$175,302	$177,952	(1.5%)	$533,519	$536,384	(0.5%)

Income (loss) from operations:
Provider	$96,895	$101,130	(4.2%)	$301,294	$308,071	(2.2%)
Veradigm	8,975	12,850	(30.2%)	29,525	26,163	12.9%
Unallocated Amounts	(102,688)	(113,794)	9.8%	(320,249)	(400,843)	20.1%
Total income (loss) from operations	$3,182	$186	NM	$10,570	$(66,609)	115.9%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$396,679	$402,213	(1.4%)	$1,194,976	$1,226,104	(2.5%)
Gross profit	$168,047	$175,393	(4.2%)	$508,180	$545,223	(6.8%)
Gross margin %	42.4%	43.6%		42.5%	44.5%
Income from operations	$96,895	$101,130	(4.2%)	$301,294	$308,071	(2.2%)
Operating margin %	24.4%	25.1%		25.2%	25.1%

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Provider revenue decreased during the three months ended September 30, 2019, compared with the prior year comparable period due to known attrition within the EIS and other businesses. The sale of the OneContent and Strategic Sourcing businesses on March 15, 2018 and on April 2, 2018, respectively, contributed to the decline in revenue for the nine months ended September 30, 2019. These businesses were acquired as part of the EIS business acquisition on October 2, 2017 and contributed $16 million of revenue during the first quarter of 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. These decreases were partly offset by higher sales of perpetual software licenses for our acute solutions in 2019 compared to 2018 and additional revenue from the acquisition of Health Grid during 2018.

Gross profit and margin decreased during the three months ended September 30, 2019 compared with the prior year comparable period primarily due the previously mentioned attrition and increased hosting migration costs. These were partially offset with lower costs due to the decline in sales. The sale of OneContent, which had higher overall profitability, compared with our other Provider businesses, contributed to the decline of gross profit and margin for the nine months ended September 30, 2019. The operating margin for the three and nine months ended September 30, 2019, compared with the prior year comparable periods decreased. This decrease was the result of a decline in gross profit partially offset by lower selling, general and administrative, and research and development expenses driven by headcount reduction actions taken during 2018 as part of the integration of the EIS and Health Grid acquisitions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$41,680	$38,775	7.5%	$115,317	$95,079	21.3%
Gross profit	$25,655	$27,669	(7.3%)	$75,203	$66,112	13.8%
Gross margin %	61.6%	71.4%		65.2%	69.5%
Income from operations	$8,975	$12,850	(30.2%)	$29,525	$26,163	12.9%
Operating margin %	21.5%	33.1%		25.6%	27.5%

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Veradigm revenue increased for the three and nine months ended September 30, 2019 compared with the prior year comparable periods due to an increase in organic sales. Gross profit and income from operations decreased during the three months ended September 30, 2019 compared with the prior year comparable period due to increased hosting migration costs. Gross profit and income from operations increased for the nine months ended September 30, 2019 due to an increase in organic sales and cost reductions partially offset with headcount growth and hosting migration costs. The acquisition of Practice Fusion during the first quarter of 2018 also contributed to the nine months ended September 30, 2019 increase.

Gross margin and operating margin decreased during the three and nine months ended September 30, 2019, compared with the prior year comparable periods, primarily due to (i) an increase in hosting migration costs, (ii) costs associated with recent acquisitions, (iii) headcount growth and (iv) partially offset with other cost reductions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$5,825	$(8,558)	168.1%	$10,400	$(13,567)	176.7%
Gross profit	$(18,400)	$(25,110)	26.7%	$(49,864)	$(74,951)	33.5%
Gross margin %	NM	NM		NM	NM
Loss from operations	$(102,688)	$(113,794)	9.8%	$(320,249)	$(400,843)	20.1%
Operating margin %	NM	NM		NM	NM

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue for the three months ended September 30, 2019 increased compared with the prior year comparable period due to an increase in hardware revenue in other products as well as only $0.4 million in amortization of acquisition-related deferred revenue adjustments that was recorded during the three months ended September 30, 2019 compared to $7.3 million during the three months ended September 30, 2018. The acquisition-related adjustments in 2018 primarily resulted from the acquisitions of the EIS, Practice Fusion and Nant Health. Revenue for the nine months ended September 30, 2019 increased compared with the prior year comparable period due to an increase in hardware revenue in other products as well as only $1.5 million in amortization of acquisition-related deferred revenue adjustments that was recorded during the nine months ended September 30, 2019 compared to $23.4 million during the nine months ended September 30, 2018.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $109 million for the three months ended September 30, 2019 compared with $105 million for the prior year comparable period. The decrease for the three months ended September 30, 2019 compared with the comparable prior year period was primarily driven by costs related to the increase in hardware sales and higher transaction-related, severance and legal expenses of $2 million offset with a decrease in stock-based compensation by $2 million. Gross unallocated expenses totaled $331 million for the nine months ended September 30, 2019 compared with $387 million for the nine months ended September 30, 2018. The decrease was primarily due to (i) lower asset impairment charges of $26 million, (ii) $32 million lower net transaction-related severance and legal expenses and (iii) partially offset with an increase in stock-based compensation of $3 million.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. September 30, 2019
(In millions)	As of September 30, 2019	As of December 31, 2018	As of September 30, 2018	December 31, 2018	September 30, 2018
Software delivery, support and maintenance	$2,550	$2,507	$2,641	1.7%	(3.4%)
Client services	1,359	1,350	1,486	0.7%	(8.5%)
Total contract backlog	$3,909	$3,857	$4,127	1.3%	(5.3%)

Total contract backlog as of September 30, 2019 slightly increased compared with December 31, 2018 and decreased compared with September 30, 2018. Total contract backlog can fluctuate between periods based on the level of revenue and bookings, as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third-parties. As of September 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $139 million and available borrowing capacity of $649 million under our revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change
Net (loss) income	$(163,632)	$21,911	$(185,543)
Less: Loss from discontinued operations	0	(25,353)	25,353
(Loss) income from continuing operations	(163,632)	47,264	(210,896)
Non-cash adjustments to net income (loss)	200,717	46,930	153,787
Cash impact of changes in operating assets and liabilities	26,859	(28,865)	55,724
Net cash provided by operating activities - continuing operations	63,944	65,329	(1,385)
Net cash (used in) provided by operating activities - discontinued operations	(30,000)	16,225	(46,225)
Net cash provided by operating activities	$33,944	$81,554	$(47,610)

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Net cash provided by operating activities from continuing operations slightly decreased during the nine months ended September 30, 2019 compared with the prior year comparable period primarily due to working capital changes and higher incentive compensation payments. Non-cash adjustments to net (loss) income increased during the nine months ended September 30, 2019 compared with prior year comparable period. This increase was primarily due to the gain on sale of OneContent occurring in 2018 combined with higher depreciation and amortization expenses, which were primarily due to amortization of right-of-use assets. These increases were partially offset by a recovery of a previously impaired investment and lower impairment charges during the nine months ended September 30, 2019 as compared to the prior year comparable period. Net (loss) income and Cash impact of changes in operating assets and liabilities reflects the $145 million settlement with the DOJ’s investigations.

Net cash used in operating activities – discontinued operations during the nine months ended September 30, 2019 reflects an advance income tax payment related to the gain realized upon the sale of our investment in Netsmart on December 31, 2018.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change
Capital expenditures	$(13,475)	$(21,924)	$8,449
Capitalized software	(86,190)	(83,093)	(3,097)
Cash paid for business acquisitions, net of cash acquired	(23,443)	(177,233)	153,790
Cash received from sale of businesses, net	0	241,153	(241,153)
Purchases of equity securities, other investments and related intangible assets, net	(7,191)	(2,723)	(4,468)
Other proceeds from investing activities	14	54	(40)
Net cash used in investing activities - continuing operations	(130,285)	(43,766)	(86,519)
Net cash used in investing activities - discontinued operations	0	(189,555)	189,555
Net cash used in investing activities	$(130,285)	$(233,321)	$103,036

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Net cash used in investing activities from continuing operations increased during the nine months ended September 30, 2019, compared with the prior year comparable period. The increase in the use of cash during 2019 was primarily due to the absence of sales of businesses. The sale of OneContent produced significant investing cash inflows during the nine months ended September 30, 2018, which was partially offset with cash paid for the acquisitions of Practice Fusion and Health Grid. Businesses purchased during 2019 include the Pinnacle and Diabetes Collaborative Registries and the assets of a business engaged in the development, implementation, customization, marketing, licensing and sale of a specialty prescription drug platform including software that collects, saves and transmits information required to fill a prescription.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change
Proceeds from sale or issuance of common stock	$0	$1,283	$(1,283)
Taxes paid related to net share settlement of equity awards	(6,762)	(8,763)	2,001
Payments on debt instruments and lease obligations	(15,108)	(250,390)	235,282
Credit facility borrowings, net of issuance costs	249,241	325,843	(76,602)
Repurchase of common stock	(102,160)	(101,905)	(255)
Repurchase of unsettled common stock	(9,301)	0	(9,301)
Payment of acquisition and other financing obligations	(11,473)	(3,226)	(8,247)
Purchases of subsidiary shares owned by non-controlling interest	(54,064)	(6,945)	(47,119)
Net cash provided by (used in) financing activities - continuing operations	50,373	(44,103)	94,476
Net cash provided by financing activities - discontinued operations	0	153,491	(153,491)
Net cash provided by financing activities	$50,373	$109,388	$(59,015)

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Net cash provided by financing activities from continuing operations increased during the nine months ended September 30, 2019, compared with the prior year comparable period. The increase in the source of cash was primarily driven by a decrease in payments on debt instruments. This increase was partially offset with a decrease in credit facility borrowings, an increase in the repurchase of common stock and the purchase all of the outstanding minority interest in Pulse8, Inc. compared with the nine months ended September 30, 2018. The higher net credit facility borrowings during the nine months ended September 30, 2018 was the result of additional borrowings used to fund the acquisitions of Practice Fusion and Health Grid.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 1.25% Notes and the Senior Secured Credit Facility as of September 30, 2019.

(In thousands)	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments:
1.25% Cash Convertible Senior Notes (1)	$345,000	$0	$345,000	$0	$0	$0	$0
Senior Secured Credit Facility (2)	585,000	5,000	27,500	30,000	37,500	485,000	0
Total principal payments	930,000	5,000	372,500	30,000	37,500	485,000	0
Interest payments:
1.25% Cash Convertible Senior Notes (1)	4,313	0	4,313	0	0	0	0
Senior Secured Credit Facility (2) (3)	70,886	5,465	21,351	20,310	19,181	4,579	0
Total interest payments	75,199	5,465	25,664	20,310	19,181	4,579	0
Total future debt payments	$1,005,199	$10,465	$398,164	$50,310	$56,681	$489,579	$0

(1) Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(2) Assumes no additional borrowings after September 30, 2019, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

(3) Assumes LIBOR plus the applicable margin remain constant at the rate in effect on September 30, 2019, which was 3.54%.

Other Matters Affecting Future Capital Requirements

We plan to fund the expected $145 million settlement with the DOJ related to its investigations through future cash flows and draws on our Revolving Facility. On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders. Refer to Note 9, “Debt” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding this amendment.

Our total investment in research and development efforts during 2019 is expected to increase overall for the remainder of the year compared with 2018, as we continue to build and expand capabilities and functionality in Veradigm and our Consumer Health offerings while reducing investment in traditional ambulatory, acute and post-acute platforms. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

During 2019, we completed renegotiations with Atos to improve the operating cost structure of our private cloud hosting operations. The new agreement also provides for the payment of initial annual base fees of $35 million per year (increase from $30 million) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. During the three and nine months ended September 30, 2019, we incurred $28 million and $72 million, respectively, of expenses under our agreement with Atos. These costs are included in cost of revenue in our consolidated statements of operations.

To supplement our statement of operations, the table below presents a non-GAAP measure of research and development-related expenses, that we believe is a useful metric for evaluating how we are investing in research and development.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Research and development costs directly recorded to expense	$63,873	$63,032	$191,597	$202,313
Capitalized software development costs per consolidated statement of cash flows	30,968	25,754	86,190	83,093
Total non-GAAP R&D-related spending	$94,841	$88,786	$277,787	$285,406
Total revenue	$444,184	$432,430	$1,320,693	$1,307,616
Total non-GAAP R&D-related spending as a % of total revenue	21.4%	20.5%	21.0%	21.8%

We believe that our cash and cash equivalents of $139 million as of September 30, 2019, our future cash flows, our borrowing capacity under our Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our 2018 stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the three months ended September 30, 2019, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the nine months ended September 30, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

We have implemented, and continue to refine, internal controls related to the new leasing accounting standard which we adopted on January 1, 2019. There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 13, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Except as follows, there have been no material changes during the nine months ended September 30, 2019 from the risk factors as previously disclosed in our Form 10-K.

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

On August 2, 2018, we announced that our Board of Directors approved a stock repurchase program under which we may repurchase up to $250 million of our common stock through December 31, 2020. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock purchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity during the three months ended September 30, 2019 and the approximate dollar value of shares that may yet be purchased under our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
07/01/19—07/31/19	0	$0.00	0	$148,104
08/01/19—08/31/19	0	$0.00	0	$148,104
09/01/19—09/30/19	3,459	$10.70	3,459	$111,084
	3,459	$10.70	3,459

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Dennis M. Olis
Dennis M. Olis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 5, 2019