Form 10-K
period 2019-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2020-03-02
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,893,913,552. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 27, 2020, there were 162,700,920 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Recent Business Developments

We acquired the Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology (“ACC”) as part of our broader strategic partnership with the ACC on July 2, 2019. As part of this partnership, we began operating Pinnacle and Diabetes Collaborative Registries, which extended our EHR-enabled ambulatory network to create a large-scale chronic disease network.

We acquired the assets of a business engaged in the development, implementation, customization, marketing, licensing and sale of a specialty prescription drug platform including software that collects, saves and transmits information required to fill a prescription on June 10, 2019. The drug platform and software enables healthcare providers, pharmacists and payors to digitally interact with one another to fill a prescription.

We acquired all of the outstanding minority interests in Pulse8, Inc. on March 1, 2019, which is a healthcare analytics and technology company that provides business intelligence software solutions for health plans and at-risk providers to enable them to analyze their risk adjustment and quality management programs. We initially acquired a controlling stake in Pulse8, Inc. on September 8, 2016.

On January 13, 2020, we announced that we extended our engagement with our largest customer, Northwell Health, which is New York’s largest health system. Our managed service business supports the organization’s infrastructure as well as our solutions and third-party applications. We also provide comprehensive service desk support and application management services, as we well as project delivery, strategic and leadership-planning activities.

On December 31, 2018, we sold our investment in Netsmart LLC (“Netsmart”) in exchange for $566.6 million in cash, resulting in a pre-tax gain of $500 million. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation for the years ended December 31, 2018 and 2017 as a result of the sale.

Corporate Information

Founded in 1986, Allscripts is incorporated in Delaware with principal executive offices located at 222 Merchandise Mart Plaza, Suite 2024, Chicago, Illinois 60654. Our principal website is www.allscripts.com. The contents of this website are not incorporated into this filing. Furthermore, our references to the URLs for this website are intended to be inactive textual references only.

Solutions

Our portfolio addresses a range of healthcare industry needs, with the goal of helping clients drive smarter care across connected communities of health. Across care settings, our solutions enable clinical, financial and operational efficiencies while helping patients deepen their engagement in their own care. Our principal solutions consist of the following:

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

Sunrise™ is a comprehensive EHR platform for larger hospital facilities with a combination of services lines. Sunrise supports health systems on a single platform for both inpatient and outpatient care and provides decision guidance, including computerized provider order entry, note and flowsheet documentation, clinical summary views and other key workflows necessary for driving quality care. Administrative and operational modules are likewise available. Functionality is also offered on mobile devices. Offerings include:

•	Sunrise™ Acute Care	•	Allscripts® Census Logic
•	Sunrise™ Ambulatory Care	•	Allscripts® Surgical Logic
•	Sunrise™ Community Care	•	Allscripts Patient Flow™
•	Sunrise™ Mobile	•	Sunrise™ Oncology
•	Sunrise™ Surgical Care	•	Allscripts® Clinical Performance Management
•	Sunrise™ Rehabilitation	•	Sunrise™ Financial Manager
•	iPro Anesthesia	•	Sunrise™ Health Information Management
•	Sunrise™ Wound Care powered by TRUE-see™

Paragon® is an integrated clinical, financial and administrative EHR solution tailored for community hospitals and health systems. Once part of the Enterprise Information Solutions business (the “EIS Business”) acquired from McKesson Corporation, the solution supports the full scope of care delivery and business processes, from patient access management and accounting through clinical assessment, documentation and treatment.

Allscripts TouchWorks® EHR is an EHR solution for larger single and multispecialty practices and is built on an open platform that brings data sources together. This open platform feature, along with the ability to customize workflows, enables clinical staff to effectively coordinate and deliver both primary and specialized care. Functionality is also offered on mobile devices.

Allscripts Professional EHR™ is an EHR solution for small- to mid-size physician practices. Allscripts Professional EHR works in accountable care organizations (“ACOs”), patient-centered medical homes and Federally Qualified Health Centers, and enables practices to adhere to government initiatives like Meaningful Use and the Medicare Access and CHIP Reauthorization Act or Merit based Incentive Payment System (“MIPS”). The solution’s mobile offering, Allscripts Professional EHRTM Mobile, provides on-the-go access to Allscripts Professional EHRTM, driving greater efficiency and improved patient care.

Practice Fusion is a cloud-based EHR and is an intuitive and easy-to-use solution for clinicians in small and independent practices. The solution helps drive operational efficiencies with smart charting that adapts to each practice’s specific needs and enables patients to receive medications more quickly. Practice Fusion also reduces administrative burdens by helping staff simplify front-office tasks and improve billing efficiency.

Payer and Life Sciences

Veradigm™ is the Allscripts payer and life science business unit which is an integrated data systems and services business that combines data-driven clinical insights with actionable tools that reside in clinical workflow. Veradigm provide solutions to their client base. These solutions help key healthcare stakeholders improve the quality, efficiency and value of healthcare delivery - including biopharma, health plans, healthcare providers, health technology partners, and most importantly, the patients they serve.

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

Precision Medicine

Through precision medicine, healthcare is evolving from a one-size-fits-all model to a personalized approach aimed at customizing diagnostic, therapeutic and preventive interventions. 2bPrecise™ seeks to bring the intelligence and insights of precision medicine to the workflow of the clinician—while making this knowledge available for research, including the study of how a person’s genetic makeup affects the response to medications.

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

Our Strategy

Our strategy is built upon our vision of enabling smarter care at virtually every point of the healthcare continuum. Given the breadth of our portfolio and global client base, we are well positioned to connect providers to patients and payers across all healthcare settings. Smarter care is a strategic imperative for healthcare organizations globally and requires a balance between managing cost while maintaining the highest quality of care. Our solutions are positioned to facilitate the transformation in healthcare delivery by connecting communities, driving interoperability, providing data analytics, delivering consumer engagement features and assisting clients manage the evolution toward value-based care. These key strategic areas all help healthcare providers better manage populations of patients, especially those with costly chronic conditions, such as diabetes, asthma and heart disease, to help bring down the cost of care and improve patient outcomes.

•

Connecting communities – Our care coordination solutions improve safety and quality as a patient transitions from one care setting to another. To do so, care coordination solutions help build assessments, monitor results, track outcomes and make modifications in a patient’s care plan. Healthcare is a group effort and having full visibility into a patient’s care plan is critical. Access to comprehensive patient information is key, and our community solutions help create an organized, longitudinal patient record spanning all points of care.

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

•

Consumer engagement – Our patient engagement software helps healthcare organizations achieve better outcomes, reduce emergency room visits and decrease hospitalizations. Our solutions also integrate with health IT offerings across an organization, regardless of a provider’s chosen vendor. With a patient engagement platform, individuals and their families have the opportunity to become active members of their care team, which improves results.

•

Payer and life sciences – Through Veradigm™, we are positioned to help clients manage the evolution toward value-based care, facilitate patient medication access and affordability and provide new, efficient operating models for generating the real-world evidence necessary to accelerate the development of new therapies and to enhance the value of existing ones.

Healthcare IT Industry

The healthcare IT industry in which we operate is highly regulated, and the services we provide are subject to a complex set of healthcare laws and regulations, including among others, the Medicare Access and CHIP Reauthorization Act (“MACRA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulations issued by the Centers for Medicare and Medicaid Services (“CMS”) and the Department of Health and Human Services (“HHS”), a number of fraud and abuse laws, including the federal Anti-Kickback Statute and the False Claims Act and the Patient Protection and Affordable Care Act (as amended, the “PPACA”). In addition, the healthcare IT industry is subject to changing political, legislative, regulatory and other industry standards, which create both significant opportunities as well as certain challenges. These include:

•

Provider Reimbursement: In recent years, there have been significant changes to provider payment models by the United States federal government, moving more towards a value-based care model similar to those being adopted by commercial payers and state governments. This leads to increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service models in part by expanding advanced payment models. Such changes to provider payments models could further encourage the adoption of healthcare IT as a means of improving quality of patient care through increased efficiency, care coordination, and improving access to complete medical documentation.

o

The passage of MACRA in 2015 codified the creation of new payment models, such as ACOs, that will significantly expand the number of ambulatory healthcare professionals delivering care under payment programs that are driven by quality measures currently under development. Many of our clients are also involved with the Comprehensive Primary Care Plus program, which is working toward similar goals by emphasizing the role of the primary care provider. Other important drivers of healthcare IT adoption in the primary care space are the Patient Centered Medical Home program, a voluntary program in which many of our clients participate and that has a strong emphasis on quality measurement and patient engagement, as well as the newly announced Primary Care First program. Even where some of these programs are being adjusted in part by HHS under the Trump Administration, significant levels of reimbursements will still require providers to capture, communicate, measure and share outcomes through technology solutions such as ours, given that those requirements are bound in federal statute.

•

HITECH: In 2009, the United States federal government enacted HITECH, which authorized the EHR Incentive program (the “meaningful use” program). This law provided significant incentive funding by the Medicare and Medicaid programs to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions. CMS establishes and oversees the criteria that healthcare providers must meet to receive HITECH stimulus funding for those still participating, while the Office of the National Coordinator for Health Information Technology (“ONC”) establishes and oversees the functionality that EHR products must meet in order for our customers to qualify for funding under HITECH and other programs pointing to the use of certified EHR technology (CEHRT) as a requirement. Currently, ONC recognizes an Authorized Testing and Certification Body (ATCB) eligible to test for and designate that EHRs are certified for quality reporting, such as that required by government programs like meaningful use.

•

Privacy and Health Data: Allscripts is subject to numerous privacy and security laws and regulations, including HIPAA and the FTC Act. HIPAA and its implementing regulations contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. HIPAA applies to “Covered Entities,” such as certain healthcare providers, health plans, and health care clearinghouses, as well as business associates that performed functions on behalf of or provided services to Covered Entities. We consider ourselves a Covered Entity due to our acting as a “healthcare clearinghouse” through our provision of Allscripts Payerpath due to its filing of electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. In addition, as a result of our dealings with certain clients and others in the healthcare industry, which may be considered Covered Entities under or otherwise subject to the requirements of HIPAA, we are, in some circumstances, considered a business associate under HIPAA. As a business associate, we are subject to the HIPAA requirements relating to the privacy and security of protected health information. Among other things, HIPAA requires business associates to (i) maintain physical, technical and administrative safeguards to prevent protected health information from misuse, (ii) report security incidents and other inappropriate uses or disclosures of the information, including to individuals and governmental authorities, and (iii) assist Covered Entities from which we obtain health information with certain of their duties under HIPAA. We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents. The Office of Civil Rights is currently considering updates and changes to HIPAA-related regulations, and Allscripts will adjust our processes and procedures as necessary, should any new rules be promulgated. Section 5 of the Federal Trade Commission (“FTC”) Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC Act, and the rules promulgated thereunder, may be applicable to health information that is held in a capacity that does not implicate HIPAA. Therefore, for certain activities and applications, we comply with the FTC Act.

•

ANSI-5010/ICD-10: Under HIPAA, HHS implemented a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility, which is called ANSI-5010. Additionally, HIPAA required entities to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems from the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures in 2015. These changes in coding standards required our clients to upgrade to more advanced versions of our solutions.

•

Federal Anti-Kickback Statute: The federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or services covered by these programs. Courts have interpreted the law to provide that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect some arrangements from enforcement penalties. Penalties for federal Anti-Kickback Statute violations can be severe, and include imprisonment, criminal fines, civil money penalties with triple damages (when the False Claims Act is implicated) and exclusion from participation in federal healthcare programs. The PPACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. HHS has proposed changes to the most recent Anti-Kickback and Stark law regulations, and the final rules may extend even further allowances for exclusions associated with the purchase of health information technology. The new regulation is expected to be finalized in 2020.

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

•

PPACA: PPACA, which was signed into law in 2010, has impacted us and our clients. While at this time repeal of the law is unlikely, given the divided Congress following the 2018 midterm election, the Administration may continue to take steps through regulation and executive order to break down components of the PPACA previously implemented, and legal challenges continue to advance through the justice system. Many components of the law, including those which have had a positive effect on our business by requiring the expanded use of health IT products, are expected to remain in effect, however. Certain provisions of PPACA, such as those mandating reductions in reimbursement for certain types of providers or decreasing the number of covered lives in the United States or the depth of insurance coverage available to patients, may have a negative effect by reducing the resources available to our current and prospective clients to purchase our products. Further, some ambiguity remains for the industry as a whole regarding the future of programs initially authorized by the PPACA, which may continue to slow purchasing decisions as healthcare organizations wait for clarity.

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

During 2019, we realigned our reporting structure as a result of the divestiture of our investment in Netsmart on December 31, 2018, the evolution of the healthcare IT industry and our increased focus on the payer and life sciences market. Refer to Note 18, “Business Segments,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes. We have eight operating segments aggregated into two reportable segments as follows:

•

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

•

The Veradigm reportable segment provides data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media. Its solutions, targeted at key healthcare stakeholders, help improve the quality, efficiency and value of healthcare delivery.

The results of operations related to two of the product offerings acquired with the EIS Business (Horizon Clinicals and Series2000 Revenue Cycle) are presented throughout our financial statements as discontinued operations and are included in the Provider reportable segment, except for acquisition-related deferred revenue adjustments, which are included in “Unallocated Amounts”. Refer to Note 17, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Clients

Our clients in the Provider segment include physician practices, hospitals and coordinated community care organizations, which include some of the most prestigious medical groups and hospitals in the United States and internationally and often serve as reference sources for prospective clients that are interested in purchasing our solutions. Our clients in the Veradigm segment include health plans and payors, life science companies and physician practices. No single client accounted for more than 10% of our revenue in the years ended December 31, 2019, 2018 and 2017.

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

Backlog

We had a contract backlog of $4.4 billion and $3.9 billion as of December 31, 2019 and 2018, respectively, an increase of 13%. Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. Bookings reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations. We estimate that approximately 35% of our aggregate contract backlog as of December 31, 2019 will be recognized as revenue during 2020.

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

Employees

As of December 31, 2019, we had approximately 9,600 employees worldwide. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Information about our Executive Officers

The following sets forth certain information regarding our executive officers as of March 2, 2020, based on information furnished by each of them:

Name	Age	Position
Paul Black	61	Chief Executive Officer
Brian Farley	50	Executive Vice President, General Counsel and Chief Administrative Officer
Lisa Khorey	53	Executive Vice President, Chief Client Delivery Officer
Dennis Olis	57	Chief Financial Officer
Richard Poulton	54	President

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

Brian Farley has served as our Executive Vice President, General Counsel and Chief Administrative Officer since August 2017 and prior to that served as our Senior Vice President, General Counsel and Corporate Secretary since May 2013. From 2005 to 2013, Mr. Farley served in various positions at Motorola Inc. and Motorola Mobility LLC, providers of mobile communication devices and video and data delivery solutions. His most recent role at Motorola Mobility LLC was Corporate Vice President and General Counsel of Motorola’s Home business.

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

Many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. Such consolidation may also lead integrated delivery systems to require newly acquired physician practices to replace their current Allscripts EHR product with that already in use in the larger enterprise. Any of these factors could materially and adversely impact our business, financial condition and operating results.

We are subject to a number of existing laws, regulations and industry initiatives, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of foreign, federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect, both in terms of the level of government reimbursement available to our clients and in that, in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our clients in a manner that complies with those laws and regulations. The ability of our clients to comply with laws and regulations while using our solutions could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with physicians, hospitals and other provider clients are unique and the healthcare IT industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our clients is uncertain. In the United States, there are federal and state privacy and security laws; fraud and abuse laws, including anti-kickback laws and limitations on physician referrals; numerous quality measurement programs being adopted by our clients; and laws related to distribution and marketing, including off-label promotion of prescription drugs, which may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us. See the risk factor entitled “The failure by Practice Fusion to comply with the terms of its settlement agreements with the U.S. Department of Justice (the “DOJ”) could have a material and adverse impact on our business, results of operations and financial condition, and, even if Practice Fusion complies with those settlement agreements, the costs and burdens of compliance could be significant, and we may face additional investigations and proceedings from other governmental entities or third parties related to the same or similar conduct underlying the agreements with the DOJ.” Furthermore, as we expand our business globally, we become subject to comparable laws and regulations in each non-United States jurisdiction in which we operate, which creates additional risks. See the risk factor entitled “Our business is subject to the risks of global operations” below for more information.

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

Patient Information. As part of the operation of our business, we, and our subcontractors may have access to, or our clients may provide to us, individually identifiable health information related to the treatment, payment and operations of providers’ practices. In the United States, government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the “Transaction Standards”); the “Security Standards” (the “Security Standards”); and the “Standards for Privacy of Individually Identifiable Health Information” (the “Privacy Standards”). The Transaction Standards require the use of specified data coding, formatting and content in all specified “HealthCare Transactions” conducted electronically. The Security Standards require the adoption of specified types of security measures for certain electronic health information, which is called Protected Health Information (“PHI”). The Privacy Standards grant a number of rights to individuals as to their PHI and restrict the use and disclosure of PHI by “Covered Entities,” defined as “health plans,” “healthcare providers,” and “healthcare clearinghouses.” Entities that perform services to or on behalf of Covered Entities where PHI is or is likely to be accessed are called Business Associates.

We believe we are a Covered Entity because we act as a “healthcare clearinghouse” through our provision of Allscripts Payerpath which has the ability to file electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. We also believe that in certain business relationships we are a Business Associate. The 2013 modifications to the HIPAA Privacy, Security, Breach Notification, and Enforcement Rules impose additional obligations and burdens on Covered Entities, Business Associates and their subcontractors relating to the privacy and security of PHI. Much of the Privacy Standards and all of the Security Standards now apply directly to Business Associates and their subcontractors. These rules have increased the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.

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

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. There is significant variation in the laws and regulations governing prescription activity, as federal law and the laws of many states permit the electronic transmission of certain controlled prescription orders, while the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the federal level on the use of electronic prescribing for controlled substances and certain other drugs, including a regulation enacted by the Drug Enforcement Association in mid-2010. However, some states (most notably New York) have passed complementary laws governing the use of electronic prescribing tools in the use of prescribing opioids and other controlled substances, and we expect this to continue to be addressed with regulations in other states. In addition, the HHS published its final “E-Prescribing and the Prescription Drug Program” regulations in 2005 (effective January 1, 2006), and final regulations governing the standards for electronic prescribing under Medicare Part D in 2008 (effective June 6, 2008) (the “ePrescribing Regulations”). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) and consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. Further, in 2016, Congress passed the Comprehensive Addiction and Recovery Act, which contained components related to Prescription Drug Monitoring Programs and other elements that relate to use of our technologies.

Incentive programs to drive certain usage patterns of our solutions by eligible professionals began to increase in number starting in 2008 with the Medicare Improvements for Patients and Providers Act (“MIPPA”), which authorized payments to individual prescribers who were successful electronic prescribers, and the quality reporting incentive program that is now known as the Physician Quality Reporting System (“PQRS”). Both programs remained in effect for 2015, with both applying payment adjustments to non-participating providers. Beginning in 2009, HITECH’s EHR Incentive Program (also known as Meaningful Use) became the most prominent incentive program, reducing the impact the MIPPA and PQRS programs had in spurring greater adoption of healthcare IT. In 2016, CMS issued preliminary regulations for the Quality Payment Program (“QPP”), which implemented the Medicare Access and CHIP Reauthorization Act (“MACRA”) for ambulatory clinicians further reducing the impact of MIPPA. Effective on January 1, 2017, the Merit based Incentive Payment System (“MIPS”), established by MACRA, came into effect. Its goal was to transform the healthcare industry from a fee for service payment to a value-based payment. MIPS combined three existing quality and value reporting programs (PQRS, VBM and Meaningful Use) into a single points-based program. MIPSs and Meaningful Use Stage 3 operated simultaneously in 2017 and 2018 but in 2019 only certain Medicaid reporters were eligible for the Meaningful Use Stage 3 incentives. Eligible clinicians, who report under MIPS, earned a performance-based payment adjustment for their Medicare payments starting in 2019.

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

Electronic Health Records. A number of important federal and state laws govern the use and content of EHRs, including fraud and abuse laws that may affect the design of such technology. As a company that provides EHRs to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. We cannot predict the content or effect of possible changes to these laws or new federal and state laws that might govern these systems and services. Furthermore, several of our products are certified by an Office of the National Coordinator for Health Information Technology-approved certifying body as meeting the standards for functionality, interoperability and security under HITECH. Our failure to maintain this certification or otherwise meet industry standards could adversely impact our business.

Under HITECH, eligible healthcare professionals and hospitals have been able to qualify for an additional Medicare and Medicaid payment for the Meaningful Use of certified EHR technology that meets specified objectives under the EHR Incentive program. Many of our products have been certified as compliant EHRs or modules, in accordance with the applicable certification criteria set forth by the Secretary of HHS, including the 2015 EHR Certification Edition criteria (the “2015 Edition”). Such certification does not represent an endorsement of our products or modules by HHS or a guaranty of the receipt of incentive payments by our clients. If our clients do not receive or lose expected incentive payments, this could harm their willingness to purchase future products or upgrades, and therefore could have an adverse effect on our future revenues.

On October 6, 2015, CMS published its final rule on Stage 3 of the Meaningful Use Requirements for the Electronic Health Record Incentive Program. Stage 3 objectives were focused on improving the interoperability of EHR systems in different practices and are intended to bring about advancements in care delivery by requiring more advanced EHR functionality and standards for structuring data, increasing thresholds compared to Stage 1 and 2 measures, and requiring more coordinated care and patient engagement. New, complex regulatory requirements related to Stage 3 Meaningful Use certification and voluntary regulations were released within the 2015 Edition criteria. All providers were required to meet the Stage 3 objectives in 2018 for the entire calendar year in order to attest to Meaningful Use. Effective on January 1, 2017, the MIPS, established by MACRA, came into effect. Its goal was to transform the healthcare industry from a fee for service payment to a value-based payment. MIPS combined three existing quality and value reporting programs (PQRS, VBM and Meaningful Use) into a single points-based program. MIPSs and Meaningful Use Stage 3 operated simultaneously in 2017 and 2018 but in 2019 only certain Medicaid reporters were eligible for the Meaningful Use Stage 3 incentives. Eligible clinicians, who report under MIPS, earned a performance-based payment adjustment for their Medicare payments starting in 2019.

The MACRA and resulting regulations are also anticipated to lead our clients to request advanced quality measurement and analytic functionality within our products in order to be able to participate in the new payment models, including MIPs and Advanced Alternative Payment that have already been launched, and any future models that will be launched. Similar programs have also been created and are being expanded by commercial payers and non-governmental organizations, such as the National Committee for Quality Assurance, which oversee the Patient Centered Medical Home initiatives. The related product requirements are continually evolving and are not coordinated by these parties amongst themselves, which could cause us to expend additional resources to assist our clients.

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

Additionally, prior to their acquisition by us, Practice Fusion received a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Subsequent to their acquisition by us, Practice Fusion received additional requests for documents and information pursuant to additional CIDs and HIPAA subpoenas. These requests related to the certification of Practice Fusion’s software under the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program, compliance with the Anti-Kickback Statute, and related business practices. On January 27, 2020, Practice Fusion entered into a series of agreements to resolve these investigations. See risk factor entitled “The failure by Practice Fusion to comply with the terms of its settlement agreements with the U.S. Department of Justice (the “DOJ”) could have a material and adverse impact on our business, results of operations and financial condition, and, even if Practice Fusion complies with those settlement agreements, the costs and burdens of compliance could be significant, and we may face additional investigations and proceedings from other governmental entities or third parties related to the same or similar conduct underlying the agreements with the DOJ.”

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

Complex technology, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new products or services or enhancements to existing products or services. We continually introduce new solutions and enhancements to our solutions and, despite testing by us, it is possible that errors may occur in our software or offerings. If we detect any errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. If we do not discover errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our products or services could result in:

•	product-related liabilities, fraud and abuse or patient safety issues;
•	unexpected expenses and liability and diversion of resources to remedy errors;
•	harm to our reputation;
•	lost sales;
•	delays in commercial releases;
•	delays in or loss of market acceptance of our solutions;
•	license termination or renegotiations;
•	privacy and/or security vulnerabilities; and
•	misreporting by clients of eCOMs and other measures.

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

We are subject to various legal proceedings and claims that have not yet been fully resolved, including the CIDs and other requests related to the EIS Business and those discussed under Note 21, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, and additional claims may arise in the future. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation seeking to monetize patents that they have purchased or otherwise obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and as we enter into new geographies and markets, the number of intellectual property rights-related actions against us has increased and is likely to continue to increase. We are vigorously defending against these actions in a number of jurisdictions.

If we are found to infringe one or more patents or other intellectual property rights, regardless of whether we can develop non-infringing technology, we may be required to pay substantial damages or royalties to a third party, and we may be subject to a temporary or permanent injunction prohibiting us from marketing or selling certain products or services. Furthermore, certain of our agreements require us to indemnify our clients and third-party service providers for third party intellectual property infringement claims, which would increase the costs to us of an adverse ruling on such claims and could adversely impact our relationships with our clients and third party service providers. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These license agreements may also significantly increase our operating expenses.

Regardless of the merit of particular claims, legal proceedings may be expensive, time-consuming, disruptive to our operations and distracting to our management. If one or more legal matters were resolved against or settled by us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially and adversely impacted. Such an outcome could result in significant compensatory, punitive or other monetary damages; disgorgement of revenue or profits; remedial corporate measures; or other injunctive or equitable relief against us, any of which could materially and adversely impact our business, financial condition and operating results.

We maintain insurance coverage that may apply in the event we are involved in a legal proceeding or claim. This coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more claims against us, and may include larger self-insured retentions or exclusions for certain products or services. In addition, the insurer might disclaim coverage as to any future claim. This could increase the magnitude of the impact of one or more legal proceedings or claims being resolved against or settled by us.

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

Much of our future performance depends on the continued availability and service of our key personnel, including our Chief Executive Officer and our President, the other members of our senior management team, and our other highly qualified personnel, as well as being able to hire additional highly qualified personnel who have a deep understanding of our industry. Competition in our industry for such personnel, especially with respect to sales and technical personnel, is intense. We are required to expend significant resources on identifying, hiring, developing, motivating and retaining such personnel throughout our organization. Many of the companies with whom we compete for such personnel have greater resources than us and may be able to offer more attractive terms of employment. Our investment in training and developing our employees makes them more attractive to our clients and competitors, who may then seek to recruit them. Furthermore, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our failure to attract new highly qualified personnel, or our failure to retain and motivate our existing key personnel, could materially and adversely impact our business, financial condition and operating results.

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

We use third-party contractors to store, transmit and host sensitive information for our clients. While we have contractual or other mechanisms in place with these third-party contractors that require them to have appropriate security programs and controls in place and, frequently, to indemnify us for security-related breaches, any compromise or failure of these contractors’ privacy and security practices could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our clients.

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

We depend upon licenses for some of the technology used in our solutions from third-party vendors and intend to continue licensing technologies from third parties. These technologies may not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and operating results.

Most of our third-party licenses are non-exclusive, and our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own solutions.

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

•	import and export requirements, tariffs, trade disputes and barriers;
•	longer payment cycles in some countries, increased credit risk and higher levels of payment fraud;
•	uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent;
•	different or lesser protection of our intellectual property;
•	different legal and regulatory requirements that may apply to our products and/or how we operate;
•	the discontinuation of the London Interbank Offered Rate (LIBOR”) after 2021 and the replacement with an alternative reference rate may adversely impact interest rates; and
•	localization of our products and services, including translation into foreign languages and associated expenses.

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

The failure by Practice Fusion to comply with the terms of its settlement agreements with the U.S. Department of Justice (the “DOJ”) could have a material and adverse impact on our business, results of operations and financial condition, and, even if Practice Fusion complies with those settlement agreements, the costs and burdens of compliance could be significant, and we may face additional investigations and proceedings from other governmental entities or third parties related to the same or similar conduct underlying the agreements with the DOJ.

On January 27, 2020, we announced that our subsidiary Practice Fusion entered into a series of agreements to resolve an investigation conducted by the DOJ and the U.S. Attorney for the District of Vermont. See the risk factor entitled “We have acquired and expect to acquire new companies, investments or technologies, which are subject to significant risks.” Practice Fusion has entered a three-year deferred prosecution agreement with the U.S. Attorney for the District of Vermont (“Deferred Prosecution Agreement”) and a civil settlement agreement with the DOJ (“Civil Settlement Agreement”), and has entered into separate civil settlement agreements with the Medicaid programs for each U.S. state, the District of Columbia and Puerto Rico (“State Settlement Agreements” and, together with the Deferred Prosecution Agreement and the Civil Settlement Agreement, the “Settlement Agreements”).

Under the Deferred Prosecution Agreement, Practice Fusion consented to the filing of a two count criminal information: one felony count of violating the Anti-Kickback Statute and one felony count of conspiracy to violate the Anti-Kickback Statute. The Deferred Prosecution Agreement requires Practice Fusion to pay a criminal fine of $25.3 million and a forfeiture payment of $959,700 and for the Company and Practice Fusion to regularly review and certify compliance with the Deferred Prosecution Agreement. Practice Fusion has also agreed to implement Additional Civil Compliance Terms, which include the appointment of an Oversight Organization, and the implementation of compliance measures set forth in a Compliance Addendum, each as described further in the Deferred Prosecution Agreement. The Oversight Organization Mandate requires Practice Fusion to retain an Oversight Organization selected by the U.S. Attorney’s Office for the District of Vermont for three years. The Oversight Organization is required to take steps to provide reasonable assurance that Practice Fusion establishes and maintains compliance systems, controls and processes reasonably designed, implemented and operated to ensure Practice Fusion’s compliance with the terms of the Deferred Prosecution Agreement, including the Compliance Addendum, as well as reducing the risk of any recurrence of misconduct as described in the information and statement of facts. The Compliance Addendum requires Practice Fusion to, within 90 days of the execution of the Deferred Prosecution Agreement, implement and maintain a Sponsored Clinical Decision Support (“CDS”) Compliance Program that sets procedures and systems to review all current or future Sponsored CDSs on the Practice Fusion electronic health records system. Practice Fusion is subject to the Compliance Addendum for a three-year period from the effective date of the Deferred Prosecution Agreement.

Practice Fusion also entered into the Civil Settlement Agreement to resolve allegations by the DOJ that false claims were submitted to governmental healthcare programs. The Civil Settlement Agreement requires Practice Fusion to pay a civil settlement of $118.6 million, which includes $5.2 million designated for the state Medicaid program expenditures. The payment term is over a period of nine months from the effective date of the Civil Settlement Agreement. In addition, Practice Fusion entered into the State Settlement Agreements to resolve Medicaid claims under state law analogues to the federal False Claims Act. The financial terms of the State Settlement Agreements are substantially similar to those set forth in the Civil Settlement Agreement.

See Note 21, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Compliance with the terms of the Settlement Agreements could impose significant costs and burdens on us. If we fail to comply with any such Settlement Agreement, the DOJ may impose substantial monetary penalties, exclude Practice Fusion from Medicare, Medicaid and other federal healthcare programs, and/or criminally prosecute Practice Fusion, which could have a material adverse effect on our business, financial condition and results of operations.

Other government investigations or legal or regulatory proceedings, including investigations or proceedings brought by private litigants or shareholders, federal agencies, private insurers and states’ attorneys general, may follow as a consequence of our entry into the Settlement Agreement or the existing government investigation of our EIS Business, which could result in criminal liability, the imposition of damages or non-monetary relief, significant compliance, litigation or settlement costs, other losses, or a diversion of management’s attention from other business concerns and have a material adverse effect on our business, results of operations and financial condition. We may also be subject to negative publicity related to these matters that could harm our reputation, reduce demand for our solutions and services, result in employee attrition and negatively impact our stock price.

Risks Related to Our Common Stock and Indebtedness

Our Board of Directors is authorized to issue preferred stock, and our certificate of incorporation, bylaws and debt instruments contain anti-takeover provisions.

Our Board of Directors (our “Board”) has the authority to issue up to 1,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by our stockholders. In the event that we issue shares of preferred stock in the future that have preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding-up, or if we issue shares of preferred stock that are convertible into our common stock at greater than a one-to-one ratio, the voting and other rights of the holders of our common stock or our stock price could be materially and adversely impacted. The ability of our Board to issue shares of preferred stock without any action on the part of our stockholders could discourage, delay or prevent a change in control of our company or changes in our management that certain of our stockholders may deem advantageous, which could lower our stock price.

Our certificate of incorporation and bylaws also contain provisions that could discourage, delay, or prevent a change in control of our company or changes in our management that certain of our stockholders may deem advantageous, which could lower our stock price. These provisions, among other things, prohibit our stockholders from acting by written consent or calling a special meeting of stockholders, and provide that our Board is expressly authorized to make, alter or repeal our bylaws. Additionally:

•

the indentures (the “Indentures”) governing our 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”) and our 0.875% Convertible Senior Notes due 2027 (the “0.875% Notes” and, together with the 1.25% Notes, the “Convertible Notes”) may prohibit us from engaging in a change of control of our company unless, among other things, the surviving entity assumes our obligations under the Convertible Notes;

•

if a change of control of our company occurs, the Indenture may permit holders of the Convertible Notes to require us to repurchase all or a portion of the Convertible Notes, and may also require us to pay a make-whole premium (in cash, in the case of the 1.25% Notes; and in either cash, shares of our common stock or a combination of cash or shares of our common stock, in the case of the 0.875% Notes) by increasing the conversion rate for a note holder who elects to convert; and

•

immediately prior to a change of control of our company, the Second Amended Credit Agreement (as defined under Note 9, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K) may require us to repay all indebtedness outstanding thereunder.

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

The Second Amended Credit Agreement and the Indentures each contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Additionally, the Second Amended Credit Agreement requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not be able to continue to meet those ratios. A breach of any of these covenants could result in an event of default under the Second Amended Credit Agreement or the Indenture.

Under the Indentures, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the Indentures) at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes. Our failure to repurchase the Convertible Notes at a time when the repurchase is required would constitute a default under the Indentures, which may result in acceleration of our outstanding indebtedness. In addition, if, upon the occurrence of a “fundamental change” (as defined in the Indentures), holders of at least $35 million aggregate principal amount of the Convertible Notes require us to repurchase their respective Convertible Notes, this will result in a default under the Second Amended Credit Agreement, which may result in, among other things, the requirement to immediately repay all outstanding amounts owed thereunder.

Upon the occurrence of an event of default under the Second Amended Credit Agreement or the Indentures, our lenders could terminate all commitments to extend further credit, and some or all of our outstanding indebtedness may become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments. Additionally, we have pledged substantially all of our tangible and intangible property as collateral under the Second Amended Credit Agreement, and the lenders under the Second Amended Credit Agreement could proceed against such collateral if we were unable to timely repay these amounts.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See Note 9, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. If one or more holders elect to convert their Convertible Notes, unless we elect (in the case of the 0.875% Notes only) to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligations through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which would decrease our diluted weighted-average earnings per share. We cannot be sure that this exposure draft will be issued or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Convertible Notes, or otherwise, that could have an adverse impact on our financial statements.

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

For each financial statement period after the issuance of the 1.25% Notes, a hedge gain (or loss) will be reported in our financial statements to the extent the valuation of the conversion option changes from the previous period. The 1.25% Call Option (as defined under Note 9, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K) is also accounted for as a derivative instrument, substantially offsetting the gain (or loss) associated with changes to the valuation of the conversion option. This may result in increased volatility to our operating results.

The convertible note hedge and warrant transactions we entered into in connection with the issuance of our 1.25% Notes may not provide the benefits we anticipate, and may have a dilutive effect on our common stock.

Concurrently with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with, and issued the 1.25% Warrants (as defined under Note 9, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K) to certain of the initial purchasers of the 1.25% Notes. We entered into the 1.25% Call Option transaction with the expectation that it would offset potential cash payments in excess of the principal amount of the 1.25% Notes upon conversion of the 1.25% Notes. The hedge counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that these hedge counterparties may default under the 1.25% Call Option transactions. Our exposure to the credit risk of the hedge counterparties is not secured by any collateral. If one or more of the hedge counterparties to the 1.25% Call Option transactions becomes subject to any insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in the volatility of our stock price. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

Separately, we also issued the 1.25% Warrants to the hedge counterparties. The 1.25% Warrants could separately have a dilutive effect to the extent that our stock price, as measured under the terms of the transaction, exceeds the strike price of the 1.25% Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2019, we leased 1.3 million square feet of building space worldwide. Our facilities are primarily located in the United States, although we also maintain facilities in Canada, India, Israel, Singapore and the United Kingdom. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current business requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

Refer to Note 21, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On August 2, 2018, we announced that our Board approved a new stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020. We repurchased 0.9 million shares of our common stock under the 2018 Program for a total of $9.3 million during the fourth quarter of 2019. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
10/01/19—10/31/19	857	$10.84	857	$101,800
11/01/19—11/30/19	0	$0.00	0	$101,800
12/01/19—12/31/19	0	$0.00	0	$101,800
	857	$10.84	857

Dividend Policy

We have not declared or paid cash dividends on our shares of common stock for the last two years and currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems relevant. The covenants in the Senior Secured Credit Facility (as defined below) include a restriction on our ability to declare dividends and other payments in respect of our capital stock. See Note 9, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding our Senior Secured Credit Facility.

Stockholders

According to the records of our transfer agent, as of February 27, 2020, there were 362 holders of record of our common stock, including banks, brokers and other nominees who hold shares of our common stock on behalf of an indeterminate number of beneficial owners.

 Performance Graph

The following graph compares the cumulative 5-Year total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Health Services index for the period commencing on December 31, 2014 through December 31, 2019, and assuming an initial investment of $100. Data for the Nasdaq Composite index and the Nasdaq Health Services index assumes reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Allscripts Healthcare Solutions, Inc.
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2014	2015	2016	2017	2018	2019
Allscripts Healthcare Solutions, Inc.	100.00	120.44	79.95	113.94	75.49	76.86
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Health Services	100.00	107.35	86.83	109.24	123.53	160.42

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
(In thousands, except per share amounts)	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
Consolidated Statements of Operations Data:
Revenue	$1,771,677	$1,749,962	$1,497,708	$1,386,069	$1,386,393
Cost of revenue	1,058,097	1,025,419	864,909	784,770	805,828
Gross profit	713,580	724,543	632,799	601,299	580,565
Selling, general and administrative expenses	419,774	450,967	400,688	334,521	339,175
Research and development	254,509	268,409	202,282	178,534	184,791
Asset impairment charges	10,837	58,166	0	4,650	1,544
Goodwill impairment charge	25,700	13,466	0	0	0
Amortization of intangible and acquisition-related assets	27,216	26,587	17,345	15,884	23,172
(Loss) income from operations	(24,456)	(93,052)	12,484	67,710	31,883
Interest expense	(43,172)	(50,914)	(37,540)	(29,478)	(31,396)
Other (loss) income, net	(138,902)	74	(512)	829	2,183
Gain on sale of businesses, net	0	172,258	0	0	0
Impairment of long-term investments	(651)	(15,487)	(165,290)	0	0
Equity in net income (loss) of unconsolidated investments	665	259	821	(7,501)	(2,100)
(Loss) income from continuing operations before income taxes	(206,516)	13,138	(190,037)	31,560	570
Income tax benefit (provision)	23,914	(469)	5,514	(309)	(2,626)
(Loss) income from continuing operations, net of tax	(182,602)	12,669	(184,523)	31,251	(2,056)
Loss from discontinued operations	0	(72,836)	(11,915)	(46,344)	0
Gain on sale of Netsmart	0	500,471	0	0	0
Income tax effect on discontinued operations	0	(32,497)	42,263	18,123	0
Income (loss) from discontinued operations, net of tax	0	395,138	30,348	(28,221)	0
Net (loss) income	(182,602)	407,807	(154,175)	3,030	(2,056)
Net loss (income) attributable to non-controlling interest	424	4,527	1,566	(146)	(170)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(48,594)	(43,850)	(28,536)	0
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(182,178)	$363,740	$(196,459)	$(25,652)	$(2,226)

Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic:
Continuing operations	$(1.10)	$0.10	$(1.02)	$0.17	$(0.01)
Discontinued operations	$0.00	$1.97	$(0.07)	$(0.31)	$0.00
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(1.10)	$2.07	$(1.09)	$(0.14)	$(0.01)

Diluted:
Continuing operations	$(1.10)	$0.10	$(1.02)	$0.17	$(0.01)
Discontinued operations	$0.00	$1.94	$(0.07)	$(0.31)	$0.00
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(1.10)	$2.04	$(1.09)	$(0.14)	$(0.01)
(1)

Results of operations for the year ended December 31, 2019 include the results of operations of (i) Pinnacle and Diabetes and Collaborative Registries subsequent to the date of acquisition, which was July 2, 2019 and (ii) a third party engaged in a specialty prescription drug platform subsequent to the date of acquisition, which was June 10, 2019.

(2)

Results of operations for the year ended December 31, 2018 include the results of operations of: (i) Health Grid Holding Company subsequent to the date of acquisition, which was May 18, 2018 and (ii) Practice Fusion, Inc., subsequent to the date of acquisition, which was February 13, 2018.

(3)

Results of operations for the year ended December 31, 2017 include the results of operations of: (i) Enterprise Information Solutions (“EIS”) subsequent to the date of acquisition, which was October 2, 2017; and (ii) NantHealth’s patient/provider engagement solutions business for the period subsequent to the date of acquisition, which was August 25, 2017.

(4)

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

(5)

Results of operations for the year ended December 31, 2015 include the results of operations of a third party for the period subsequent to the date of acquisition of a majority interest, which was April 17, 2015.

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$137,539	$184,795	$130,994	$71,545	$116,873
Working capital (deficit)	(369,428)	61,235	(32,515)	(62,610)	25,389
Goodwill and intangible assets, net	1,736,159	1,804,825	1,728,320	1,584,542	1,570,247
Total assets	3,205,739	3,181,484	4,230,150	3,832,159	2,681,948
Long-term debt	551,004	647,539	906,725	717,853	612,405
Total stockholders’ equity	1,285,188	1,580,427	1,160,072	1,273,201	1,419,073

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

Given that CMS annually proposes further regulations, including payment rules for upcoming years, which require use of EHRs and other health information technology even as we comply with previously published rules, our industry is preparing for additional areas in which we must execute compliance. Similarly, our ability to achieve expanded applicable product certification requirements resulting from changing strategies at the Office of the National Coordinator for Health Information Technology (“ONC”) and the scope of related development and other efforts required to meet regulatory standards could both materially impact our capacity to maximize the market opportunity. All our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body (the most recent edition). Allscripts remains committed to satisfying evolving certification requirements and meeting conditions of certification, including those that are expected to be finalized at the end of the review process by ONC later this year or early next.

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

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and to help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in a variety of incentive programs, while the subsidizing health system expands connectivity within the local provider community. We believe that the new rules related to exceptions to the Stark Law and Anti-Kickback Statute, which were recently released in proposed form and would continue to allow hospitals and other organizations to subsidize the purchase of EHRs, will possibly further contribute to the growth of this market dynamic. We expect that these regulatory revisions from HHS will further support value-based payment models and their associated purchasing arrangements between hospitals and physician practices, including allowing subsidization of replacement EHRs and not just initial purchases. The associated challenge we face is to successfully position, sell, implement and support our products sold to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions, which may impact us and our clients. Continued efforts by the current Presidential Administration and several state governments to alter aspects of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) or to make other policy changes through Executive Orders create uncertainty for us and for our clients. Certain lawsuits related to the PPACA also create uncertainty for us and our clients. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as adjustments made to the PPACA by the Administration, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, state-level requests for waivers from CMS related to Medicaid modeling, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us.

Generally, Congressional oversight of EHRs and health information technology has increased in recent years, including a specific focus on perceived interoperability failures and physician frustration with user burden, as well as contributing factors to such dissatisfaction. This increased oversight could impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible FDA oversight of EHRs, and we await the final regulations on data blocking and interoperability that were released in proposed form by HHS in February 2019. Certain of these proposals may have a significant effect on our business processes and how our clients must exchange patient information. We will respond as necessary to the finalized regulations on those topics, which are expected early this year.

Allscripts continues to see increased opportunities stemming from the large stores of patient data accumulated from our industry-leading client base and partnerships with other EHR companies, including NextGen Healthcare Inc., a leading provider of ambulatory-focused healthcare technology solutions. Through collaboration with researchers and life sciences companies, we believe Allscripts may play a role in the study of real-world evidence as it relates to post-market surveillance of new medicines, as an example. We will closely monitor regulations and/or guidance from the FDA, as well as any new laws that take shape in Congress that may touch third-party uses of patient data and/or any related privacy implications for patient consent.

Congressional focus on addressing the opioid epidemic in part through technological applications and reducing clinician burden is likely to continue. The Administration is also taking action in some areas that may directly or indirectly affect Allscripts and our clients, including efforts to increase health-related price transparency in order to support patients in applying market-based pressures to the nation’s challenge of health cost containment. Further, CMS has finalized changes to the Evaluation & Management coding structure that ties closely to our clients’ requirements to document the care they are delivering prior to payment. We expect these changes may have a positive effect on clinician satisfaction with our EHRs, though the fundamentals of payment will remain in transition to value-based payment models.

New payment and delivery system reform programs, including those modeled after those of the Medicare program, are increasingly being rolled out at the state level through Medicaid administrators, as well as through the private sector, presenting additional opportunities for us to provide software and services to our clients who participate. We also must take steps to comply with state-specific laws and regulations governing companies in the health information technology space.

We derive our revenues primarily from sales of our proprietary software (either as a perpetual license sale or under a subscription delivery model), support and maintenance services, and managed services, such as outsourcing, private cloud hosting and revenue cycle management.

Summary of Results

During 2019, we continued to make progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive positioning by expanding the depth and breadth of our products and, ultimately, positioning the Company for sustainable long-term growth both domestically and globally. In that regard, we had success across the below key areas:

•

U.S. Core Solutions and Services: We expanded the breadth of our solutions through both internal innovation and acquisitions. During 2019, we completed the acquisitions of Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology and the assets of a business engaged in the development, implementation, customization, marketing, licensing and sale of a specialty prescription drug platform including software that collects, saves and transmits information required to fill a prescription.

•

Value-based Care: During 2019, as the healthcare industry continues its transition toward value-based care model, we launched our new integrated data systems and services payer and life sciences business and brand Veradigm™, which combines data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media.

•	Capital Deployment and Operational Efficiency: During 2019, we completed the integration of Practice Fusion and Health Grid.

Total revenue for the year ended December 31, 2019 was $1.8 billion, an increase of 1% compared with the year ended December 31, 2018. For both of the years ended December 31, 2019 and 2018, software delivery, support and maintenance revenue totaled $1.1 billion. Client services revenue totaled $645 million in the year ended December 31, 2019, an increase of 4% compared to prior year.

Gross profit and margin decreased for the year ended December 31, 2019 compared to prior year. These decreases were primarily due to an increase in hosting costs, higher amortization of software development costs, recognition of previously deferred costs and the sale of OneContent in 2018, which had higher margins than our other businesses.

Our contract backlog as of December 31, 2019 was $4.4 billion, an increase of 13% compared with our contract backlog of $3.9 billion as of December 31, 2018.

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

Asset impairment charges consist primarily of non-cash charges relate to the retirement of hosting assets, our decision to discontinue several software development projects and the impairment of several intangible assets. Goodwill impairment charges incurred related to our Hospital and Health System business and to the acquisition of the patient/provider engagement solutions business from NantHealth during the years ended December 31, 2019 and 2018, respectively.

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

Other (loss) income, net included a settlement with the Department of Justice related to our Practice Fusion business.

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

Income from discontinued operations during years ended December 31, 2018 and 2017 includes activity associated with Netsmart and of two solutions acquired with the EIS Business, which were sunset in 2018.

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

During 2019, we made organizational changes that affected our reportable segments. Refer to Note 18, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes.

We performed our 2019 goodwill impairment test as of October 1, 2019. As a result of this test, we concluded that the carrying value of the Hospitals and Health Systems (“HHS”) reporting unit exceeded its fair value. As a result, we recognized a goodwill impairment charge of $25.7 million. This goodwill impairment charge is reflected on the “Goodwill impairment charge” line in our consolidated statements of operations. The fair values of all other reporting units substantially exceeded their carrying values. As of December 31, 2019, the goodwill allocated to the HHS reporting unit was $485.5 million.

We performed our 2018 goodwill impairment test as of October 1, 2018. We concluded that the carrying value of the NantHealth reporting unit exceeded its fair value as a result of this test. Our latest available financial forecasts at the time of the annual goodwill impairment test reflected that projected future operating costs exceeded projected revenues resulting in negative operating margins for the NantHealth reporting unit. As a result, we recognized a goodwill impairment charge of $13.5 million, representing the entire goodwill balance assigned to the NantHealth reporting unit.

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

Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of three categories (Levels 1 to 3). The values of assets and liabilities assigned to Level 3 require the most judgement and are based unobservable inputs or prices for which little or no market data exists. Therefore, Level 3 values can be susceptible to significant fluctuations, both positive and negative, from changes in the underlying assumption used by management. Refer to Note 5, “Fair Value Measurements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed information about financial assets and liabilities measured at fair value on a recurring basis.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 1, “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Overview of Consolidated Results

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Revenue:
Software delivery, support and maintenance	$1,126,486	$1,128,263	$958,187	(0.2%)	17.7%
Client services	645,191	621,699	539,521	3.8%	15.2%
Total revenue	1,771,677	1,749,962	1,497,708	1.2%	16.8%
Cost of revenue:
Software delivery, support and maintenance	358,946	357,039	295,593	0.5%	20.8%
Client services	583,111	565,504	484,591	3.1%	16.7%
Amortization of software development and acquisition-related assets	116,040	102,876	84,725	12.8%	21.4%
Total cost of revenue	1,058,097	1,025,419	864,909	3.2%	18.6%
Gross profit	713,580	724,543	632,799	(1.5%)	14.5%
Gross margin %	40.3%	41.4%	42.3%
Selling, general and administrative expenses	419,774	450,967	400,688	(6.9%)	12.5%
Research and development	254,509	268,409	202,282	(5.2%)	32.7%
Asset impairment charges	10,837	58,166	0	(81.4%)	NM
Goodwill impairment charge	25,700	13,466	0	90.9%	NM
Amortization of intangible and acquisition-related assets	27,216	26,587	17,345	2.4%	53.3%
(Loss) income from operations	(24,456)	(93,052)	12,484	(73.7%)	NM
Interest expense	(43,172)	(50,914)	(37,540)	(15.2%)	35.6%
Other (loss) income, net	(138,902)	74	(512)	NM	114.5%
Gain on sale of businesses, net	0	172,258	0	(100.0%)	NM
Impairment of long-term investments	(651)	(15,487)	(165,290)	(95.8%)	(90.6%)
Equity in net income of unconsolidated investments	665	259	821	156.8%	(68.5%)
(Loss) income from continuing operations before income taxes	(206,516)	13,138	(190,037)	NM	106.9%
Income tax benefit (provision)	23,914	(469)	5,514	NM	(108.5%)
Effective tax rate	11.6%	3.6%	2.9%
(Loss) income from continuing operations, net of tax	(182,602)	12,669	(184,523)	NM	(106.9%)
Loss from discontinued operations	0	(72,836)	(11,915)	(100.0%)	NM
Gain on sale of Netsmart	0	500,471	0	(100.0%)	NM
Income tax effect on discontinued operations	0	(32,497)	42,263	(100.0%)	(176.9%)
Income from discontinued operations, net of tax	0	395,138	30,348	(100.0%)	NM
Net (loss) income	(182,602)	407,807	(154,175)	(144.8%)	NM
Net loss attributable to non-controlling interests	424	4,527	1,566	(90.6%)	189.1%
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(48,594)	(43,850)	(100.0%)	10.8%
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(182,178)	$363,740	$(196,459)	(150.1%)	NM

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

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Revenue:
Recurring revenue	$1,395,869	$1,411,742	$1,176,720	(1.1%)	20.0%
Non-recurring revenue	375,808	338,220	320,988	11.1%	5.4%
Total revenue	$1,771,677	$1,749,962	$1,497,708	1.2%	16.8%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Recurring revenue decreased during the year ended December 31, 2019 compared to prior year due to known attrition within the EIS and other businesses partially offset with growth in subscription revenue. The sale of the OneContent business on April 2, 2018 also contributed to the decline in recurring revenue. The OneContent business was acquired as part of the EIS Business acquisition on October 2, 2017, and it contributed $13 million of recurring revenue during the first quarter of 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. Non-recurring revenue increased due to higher sales of perpetual software licenses for our acute solutions and hardware in 2019 compared to 2018, partially offset by lower client services revenue related to the timing of software activations.

The percentage of recurring and non-recurring revenue of our total revenue was 79% and 21%, respectively, during the year ended December 31, 2019 and 81% and 19%, respectively, during the year ended December 31, 2018.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

The increase in revenue for the year ended December 31, 2018 compared with the year ended December 31, 2017 was primarily driven by incremental revenue from the acquisitions of the EIS Business in the fourth quarter of 2017 and Practice Fusion in the first quarter of 2018. Total revenue includes the amortization of acquisition-related deferred revenue adjustments, which totaled $24 million and $29 million during the years ended December 31, 2018 and 2017, respectively. The growth in both recurring and non-recurring revenue for the year ended December 31, 2018 compared with the prior year was also largely driven by incremental revenue from the previously mentioned acquisitions.

The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during the year ended December 31, 2018, compared with 79% and 21%, respectively, during the year ended December 31, 2017.

Gross Profit

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Total cost of revenue	$1,058,097	$1,025,419	$864,909	3.2%	18.6%
Gross profit	$713,580	$724,543	$632,799	(1.5%)	14.5%
Gross margin %	40.3%	41.4%	42.3%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Gross profit and margin decreased during the year ended December 31, 2019 compared to prior year primarily due to an increase in hosting migration costs, higher amortization of software development, recognition of previously deferred costs and the sale of OneContent business on April 2, 2018, which carried a higher gross margin compared with our other businesses. These were partially offset with an increase in organic sales for Veradigm and our acute solutions in 2019.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Gross profit increased during the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to acquisitions. From a revenue mix perspective, gross profit associated with our recurring revenue streams, which include the delivery of recurring subscription-based software sales, support and maintenance, and recurring client services improved as we continued to expand our customer base for these services, particularly those related to outsourcing and revenue cycle management. Gross profit associated with our non-recurring software delivery, support and maintenance revenue stream decreased primarily due to fewer perpetual software license sales of our acute and population health management solutions. Gross profit associated with our non-recurring client services revenue stream, which includes non-recurring project-based client services, decreased primarily driven by higher internal personnel costs, including those related to incremental resources from recent acquisitions. Gross margin decreased primarily due to lower sales of higher margin perpetual software licenses and higher amortization of software development and acquisition-related assets driven by additional amortization expense associated with intangible assets acquired as part of recent acquisitions.

Selling, General and Administrative Expenses

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Selling, general and administrative expenses	$419,774	$450,967	$400,688	(6.9%)	12.5%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Selling, general and administrative expenses decreased during the year ended December 31, 2019 compared with the prior year, primarily due to headcount reduction actions taken during 2018 as part of the integration of EIS, Practice Fusion and Health Grid acquisitions. The sale of OneContent in 2018 contributed to the decrease because there were one-time incentive compensation expenses. These decreases were partially offset with an increase in legal costs.

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

Research and Development

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Research and development	$254,509	$268,409	$202,282	(5.2%)	32.7%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Research and development expenses decreased during the year ended December 31, 2019 compared with prior year. This decrease was primarily due to the sale of OneContent on April 2, 2018, as there were $10 million of one-time incentive compensation costs recorded within Research and development expense as a result of the sale.

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

Asset Impairment Charges

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Asset impairment charges	$10,837	$58,166	$0	(81.4%)	NM

Year Ended December 31, 2019 Compared with the Years Ended December 31, 2018 and 2017

Asset impairment charges for the year ended December 31, 2019 was primarily the result of impairing the remaining NantHealth acquired customer relationship intangible balance of $8.1 million. We also recognized non-cash impairment charges of $2.7 million on the retirement of certain hosting assets due to data center migrations. We incurred non-cash asset impairment charges during the year ended December 31, 2018 of $33.2 million related to the write-off of capitalized software as a result of our decision to discontinue several software development projects. We also recognized $22.9 million of non-cash asset impairment charges in 2018 related to our acquisition of the patient/provider engagement solutions business from NantHealth in 2017, which included the write-downs of $2.2 million of acquired technology and $20.7 million, representing the unamortized value assigned to the modification of our existing commercial agreement with NantHealth, as we no longer expect to recover the value assigned to these assets. The remaining $2.1 million of non-cash asset impairment charges recorded during the year ended December 31, 2018 relate to the disposal of fixed assets as a result of relocating and consolidating business functions and locations from recent acquisitions.

Goodwill Impairment Charge

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Goodwill impairment charge	$25,700	$13,466	$0	90.9%	NM

Year Ended December 31, 2019 Compared with the Years Ended December 31, 2018 and 2017

We recorded a goodwill impairment charge of $25.7 million related to our Hospitals and Health Systems reporting unit during the year ended December 31, 2019. We impaired all of the goodwill previously recognized as part of the acquisition of NantHealth’s patient/provider engagement solutions business following the completion of our annual goodwill impairment during the year ended December 31, 2018. Refer to Note 7, “Goodwill and Intangible Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding these impairments.

Amortization of Intangible and Acquisition-Related Assets

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Amortization of intangible and acquisition-related assets	$27,216	$26,587	$17,345	2.4%	53.3%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

The slight increase in amortization expense for the year ended December 31, 2019 compared with the prior year was due to incremental amortization expense associated with intangible assets as part of business combinations completed during 2018.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

The increase in amortization expense for the year ended December 31, 2018 compared with the prior year was primarily due to incremental amortization expense associated with intangible assets acquired as part of business acquisitions completed during the fourth quarter of 2017 and the first half of 2018, the largest being the acquisitions of the EIS Business and Practice Fusion. Refer to Note 4, “Business Combinations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding business acquisitions.

Interest Expense

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Interest expense	$43,172	$50,914	$37,540	(15.2%)	35.6%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Interest expense during the year ended December 31, 2019 decreased compared to the prior year due to lower average outstanding borrowings partially offset with higher interest rates.

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

Other (loss) income, net

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Other (loss) income, net	$(138,902)	$74	$(512)	NM	114.5%

Year Ended December 31, 2019 Compared with the Years Ended December 31, 2018 and 2017

Other (loss) income, net for the year ended December 31, 2019 consisted of (i) $145 million settlement with the DOJ related to its civil and criminal investigations of Practice Fusion, Refer to Note 21, “Contingencies” of the Notes to our consolidated financial statements of this Form 10-K for further information regarding the investigations and (ii) offset with a $5 million reversal of an earnout related to a prior acquisition. Other (loss) income, net also consists of a combination of interest income and miscellaneous receipts and expenses.

Gain on Sale of Businesses, Net

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Gain on sale of businesses, net	$0	$172,258	$0	(100.0%)	NM

Year Ended December 31, 2019 Compared with the Years Ended December 31, 2018 and 2017

Gain on sale of businesses, net for the year ended December 31, 2018 consists of a gain of $177.9 million and a loss of $5.6 million from the divestitures of the OneContent and Strategic Sourcing businesses, respectively, both of which were acquired as part of the EIS Business acquisition during the fourth quarter of 2017.

Impairment of Long-term investments

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Impairment of long-term investments	$(651)	$(15,487)	$(165,290)	(95.8%)	(90.6%)

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Impairment of long-term investments during the year ended December 31, 2019 consisted of an impairment of $1.7 million associated with one of our long-term equity investments partially offset with a $1.0 million recovery of a long-term equity investment that had previously been impaired.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

We recognized non-cash charges on two of our cost-method equity investments and a related note receivable during the year ended December 31, 2018. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment. We recorded non-cash impairment charges of $165.3 million associated with two of our long-term investments during 2017. The majority of these charges relate to our previous investment in NantHealth common stock, which we fully disposed of in connection with our acquisition of certain assets related to NantHealth’s patient/provider engagement solutions business in 2017.

Equity in Net Income of Unconsolidated Investments

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Equity in net income of unconsolidated investments	$665	$259	$821	156.8%	(68.5%)

Year Ended December 31, 2019 Compared with the Years Ended December 31, 2018 and 2017

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting based on one quarter lag.

Income Tax Benefit (Provision)

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Income tax benefit (provision)	$23,914	$(469)	$5,514	NM	(108.5%)
Effective tax rate	11.6%	3.6%	2.9%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Effective in 2018, the Tax Act reduced the United States statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the Global Intangible Low-taxed Income ("GILTI") tax and Base Erosion and Anti-Abuse Tax (“BEAT”) rules, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory income tax rate, state taxes, tax credits and certain discrete items. Our effective tax rate for the year ended December 31, 2019, compared with the prior year, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had a greater impact on the pre-tax income of $13.1 million in the year ended December 31, 2018, compared to the impacts of these items on a pre-tax loss of $206.5 million for the year ended December 31, 2019. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the year ended December 31, 2019, we recorded $0.9 million of valuation allowance, mostly against foreign deferred tax assets.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Effective in 2018, the Tax Act reduced the United States statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the Global Intangible Low-taxed Income ("GILTI") tax and Base Erosion and Anti-Abuse Tax (“BEAT”) rules, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.

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

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory income tax rate, state taxes, tax credits and certain discrete items. Our effective tax rate decreased for the year ended December 31, 2018, compared with the prior year, primarily due to the effects of the stricter executive compensation deduction provisions of the Tax Act recorded in 2018, offset by the United States federal rate reduction of 21% versus 35% in 2017.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the year ended December 31, 2018, we released $64.8 million of valuation allowance, mostly due to the utilization of capital loss carryforward against capital gain incurred during the year ended December 31, 2018 and the utilization of federal credit carryforwards.

Discontinued Operations

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Loss from discontinued operations	$0	$(72,836)	$(11,915)	(100.0%)	NM
Gain on sale of Netsmart	0	500,471	0	(100.0%)	NM
Income tax effect on discontinued operations	0	(32,497)	42,263	(100.0%)	(176.9%)
Income (loss) from discontinued operations, net of tax	$0	$395,138	$30,348	(100.0%)	NM
Year Ended December 31, 2019 Compared with the Years Ended December 31, 2018 and 2017

On December 31, 2018, we sold all of the Class A Common Units of Netsmart owned by the Company. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is now reported as a discontinued operation as a result of the sale for all periods presented. The loss from discontinued operations represents the net of losses incurred by Netsmart for the years ended December 31, 2018 and 2017 partly offset by earnings attributable to two solutions acquired during the fourth quarter of 2017 as part of the EIS Business that we no longer support effective as of March 31, 2018. Refer to Note 17, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding discontinued operations.

Non-Controlling Interests

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Net loss attributable to non-controlling interests	$424	$4,527	$1,566	(90.6%)	189.1%
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$0	$(48,594)	$(43,850)	(100.0%)	10.8%

Year Ended December 31, 2019 Compared with the Years Ended December 31, 2018 and 2017

The net loss attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. The remaining minority interest of Pulse8 was purchased during the first quarter of 2019. We have no remaining non-controlling interest activities to report. The accretion of redemption preference on redeemable convertible non-controlling interest represents the accretion of liquidation preference at 11% per annum to the value of the preferred units of Netsmart, prior to the sale of our investment in Netsmart on December 31, 2018.

Segment Operations

Overview of Segment Results

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Revenue:
Provider	$1,597,115	$1,616,022	$1,441,212	(1.2%)	12.1%
Veradigm	161,216	140,326	69,879	14.9%	100.8%
Unallocated Amounts	13,346	(6,386)	(13,383)	NM	(52.3%)
Total revenue	$1,771,677	$1,749,962	$1,497,708	1.2%	16.8%

Gross Profit:
Provider	$672,206	$710,063	$674,112	(5.3%)	5.3%
Veradigm	104,896	100,708	43,817	4.2%	129.8%
Unallocated Amounts	(63,522)	(86,228)	(85,130)	(26.3%)	1.3%
Total gross profit	$713,580	$724,543	$632,799	(1.5%)	14.5%

Income from operations:
Provider	$396,724	$402,544	$426,099	(1.4%)	(5.5%)
Veradigm	43,996	43,641	23,816	0.8%	83.2%
Unallocated Amounts	(465,176)	(539,237)	(437,431)	(13.7%)	23.3%
Total (loss) income from operations	$(24,456)	$(93,052)	$12,484	(73.7%)	NM

The results for the years ended December 31, 2018 and 2017 have been recast to conform to the current year presentation, which reflects several changes made to our organizational and reporting structure during the year ended December 31, 2019. Refer to Note 18, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes to our segments.

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

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Revenue	$1,597,115	$1,616,022	$1,441,212	(1.2%)	12.1%
Gross profit	$672,206	$710,063	$674,112	(5.3%)	5.3%
Gross margin %	42.1%	43.9%	46.8%
Income from operations	$396,724	$402,544	$426,099	(1.4%)	(5.5%)
Operating margin %	24.8%	24.9%	29.6%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Provider revenue decreased during the year ended December 31, 2019, compared with the prior year comparable period due to known attrition within the EIS and other businesses and the sale of the OneContent and Strategic Sourcing businesses on March 15, 2018 and on April 2, 2018, respectively. These businesses were acquired as part of the EIS business acquisition on October 2, 2017 and contributed $16 million of revenue during the first quarter of 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. These decreases were partly offset by higher sales of perpetual software licenses for our acute solutions in 2019 compared to 2018 and additional revenue from the 2018 acquisition of Health Grid.

Gross profit and margin decreased during the year ended December 31, 2019 compared with the prior year primarily due to the previously mentioned attrition and increased hosting migration costs. These were partially offset with lower costs due to the decline in sales. The sale of OneContent, which had higher overall profitability, compared with our other Provider businesses, contributed to the decline of gross profit and margin. Operating margin remained consistent during the year ended December 31, 2019 compared with prior year, as the decline in gross profit was offset by lower selling, general and administrative, and research and development expenses driven by headcount reduction actions taken during 2018 as part of the integration of the EIS and Health Grid acquisitions.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Provider revenue and gross profit increased during the year ended December 31, 2018 compared with the year ended December 31, 2017, primarily due to acquisitions of the EIS business and Health Grid during the fourth quarter of 2017 and second quarter of 2018, respectively. The increase in revenue due to acquisitions was partially offset by fewer perpetual software license sales of our acute and coordinated care solutions software as there were several large transactions recorded in 2017 that did not recur in 2018.

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

Income from operations and operating margin decreased during the year ended December 31, 2018 compared with prior year due to increases in selling, general and administrative, and research and development expenses, mostly driven by recent acquisitions, partly offset by higher capitalization of internal software development expenses.

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

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Revenue	$161,216	$140,326	$69,879	14.9%	100.8%
Gross profit	$104,896	$100,708	$43,817	4.2%	129.8%
Gross margin %	65.1%	71.8%	62.7%
Income from operations	$43,996	$43,641	$23,816	0.8%	83.2%
Operating margin %	27.3%	31.1%	34.1%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Veradigm revenue increased during the year ended December 31, 2019 compared with the prior year comparable period due to an increase in organic sales. Gross profit and income from operations increased for during the year ended December 31, 2019 due to an increase in organic sales and cost reductions partially offset with headcount growth and hosting migration costs. The acquisition of Practice Fusion during the first quarter of 2018 also contributed to the increases.

Gross margin and operating margin decreased during the year ended December 31, 2019, compared with the prior year comparable period, primarily due to (i) an increase in hosting migration costs, (ii) costs associated with recent acquisitions, (iii) headcount growth and (iv) partially offset with other cost reductions.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Veradigm revenue, gross profit, gross margin and income from operations increased during the year ended December 31, 2018 compared with the prior year comparable period primarily due to the acquisition of Practice Fusion during the first quarter of 2018. Operating margin decreased during 2018 primarily due to higher personnel costs related to incremental resources from the Practice Fusion acquisition and to support anticipated new hosting client go-lives.

Unallocated Amounts

In determining revenue, gross profit and income from operations for our segments, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in a business acquisition. We also exclude the amortization of intangible assets, stock-based compensation expense, expenses not reflective of our core business and transaction-related costs and non-cash asset impairment charges from the operating segment data provided to our Chief Operating Decision Maker. Expenses not reflective of our core business relate to certain severance, product consolidation, legal, consulting and other charges. Accordingly, these amounts are not included in our reportable segment results and are included in the “Unallocated Amounts” category. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units, all of which are centrally managed, and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware.

				2019%	2018%
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Revenue	$13,346	$(6,386)	$(13,383)	NM	(52.3%)
Gross profit	$(63,522)	$(86,228)	$(85,130)	(26.3%)	1.3%
Gross margin %	NM	NM	NM
Loss from operations	$(465,176)	$(539,237)	$(437,431)	(13.7%)	23.3%
Operating margin %	NM	NM	NM

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer- and project-driven and, as a result, can fluctuate from period to period. The increase in revenue for the year ended December 31, 2019 compared to the prior year was primarily due to only $2 million in amortization of acquisition-related deferred revenue adjustments being recorded during 2019, compared to $24.3 million during 2018.

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $478 million for the year ended December 31, 2019 compared to $533 million for the year ended December 31, 2018. The decrease was primarily the result of (i) lower asset impairment and goodwill charges of $35 million, (ii) lower net transaction-related severance and legal expenses of $16 million and (iii) lower acquisition-related amortization of $1 million. These were partially offset with $3 million in additional stock-based compensation expense.

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

Gross unallocated expenses, which represent the unallocated loss from operations excluding the impact of revenue, totaled $533 million for the year ended December 31, 2018 compared with $424 million for the prior year. The increase in the year ended December 31, 2018 compared with prior year was primarily driven by higher transaction-related, severance and legal expenses, primarily related to the acquisitions of the EIS Business, Practice Fusion and Health Grid, which included higher (i) asset impairment charges of $58 million, (ii) goodwill impairment charges of $14 million, (iii) transaction-related, severance and legal expenses of $30 million, and (iv) amortization of intangible and acquisition-related asset of $9 million. The increase in amortization expense was primarily due to additional amortization expense associated with intangible assets acquired as part of business acquisitions completed since the third quarter of 2017.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of December 31,
(In millions)	2019	2018	% Change
Software delivery, support and maintenance	$2,519	$2,507	0.5%
Client services	1,848	1,350	36.9%
Total contract backlog	$4,367	$3,857	13.2%

Total contract backlog as of December 31, 2019 increased compared with December 31, 2018. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

We estimate that the aggregate contract backlog as of December 31, 2019 will be recognized as revenue in future years as follows:

Year Ended December 31,	(Percentage of Total Backlog)
2020	35%
2021	19%
2022	14%
2023	10%
2024	7%
Thereafter	15%
Total	100%

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties. As of December 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $138 million and available borrowing capacity of $819 million under our revolving credit facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

				2019 $	2018 $
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Net (loss) income	$(182,602)	$407,807	$(154,175)	$(590,409)	$561,982
Less: Loss from discontinued operations	0	395,138	30,348	(395,138)	364,790
(Loss) income from continuing operations	(182,602)	12,669	(184,523)	(195,271)	197,192
Non-cash adjustments to net (loss) income	277,217	136,651	351,835	140,566	(215,184)
Cash impact of changes in operating assets and liabilities	(18,361)	(60,086)	57,746	41,725	(117,832)
Net cash provided by operating activities - continuing operations	76,254	89,234	225,058	(12,980)	(135,824)
Net cash (used in) provided by operating activities - discontinued operations	(30,000)	(21,343)	54,357	(8,657)	(75,700)
Net cash provided by operating activities	$46,254	$67,891	$279,415	$(21,637)	$(211,524)

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Net cash provided by operating activities – continuing operations decreased during the year ended December 31, 2019 compared with prior year. The decrease in income from operations and the increase in non-cash adjustments to net income in 2019 partially related to the absence in the gains on sale of divestitures, such as OneContent in 2018. The increase in non-cash adjustments to net loss in 2019 also related to higher depreciation and the amortization of right-to-use assets. The net loss and the cash impact of changes in operating assets and liabilities during 2019 reflects the $145 million settlement with the DOJ in connection with the Practice Fusion investigations.

Net cash used in operating activities – discontinued operations during the year ended December 31, 2019 reflects an advance income tax payment related to the gain realized on the sale of our investment in Netsmart on December 31, 2018.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Net cash provided by operating activities – continuing operations decreased during the year ended December 31, 2018 compared with the prior year primarily due to working capital changes and higher costs during the year ended December 31, 2018 compared with the prior year, which primarily included higher interest expense, transaction-related and legal expenses, and incentive-based compensation payments. The decrease in non-cash adjustments to net loss was primarily driven by lower non-cash impairment charges associated with long-term investments, intangibles and goodwill during the year ended December 31, 2018 compared with the prior year.

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

Investing Cash Flow Activities

				2019 $	2018 $
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Capital expenditures	$(16,600)	$(31,309)	$(38,759)	$14,709	$7,450
Capitalized software	(113,836)	(113,308)	(118,241)	(528)	4,933
Cash paid for business acquisitions, net of cash acquired	(23,443)	(177,233)	(169,823)	153,790	(7,410)
Cash received from sale of businesses, net	0	807,764	0	(807,764)	807,764
Purchases of equity securities, other investments and related intangible assets, net	(7,191)	(16,934)	(5,606)	9,743	(11,328)
Other proceeds from investing activities	14	54	215	(40)	(161)
Net cash (used in) provided by investing activities - continuing operations	(161,056)	469,034	(332,214)	(630,090)	801,248
Net cash used in investing activities - discontinued operations	0	(221,021)	(80,758)	221,021	(140,263)
Net cash (used in) provided by investing activities	$(161,056)	$248,013	$(412,972)	$(409,069)	$660,985

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Net cash used in investing activities – continuing operations during the year ended December 31, 2019 resulted from the absence of the sale of businesses compared to prior year. The sale of Netsmart and OneContent produced significant investing cash inflows during 2018, which was partially offset with cash paid for the acquisitions of Practice Fusion and Health Grid. Capital expenditures also decreased in 2019 compared with prior year.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

We had cash inflows from investing activities – continuing operations during the year ended December 31, 2018 compared with cash outflows from investing activities – continuing operations during the year ended December 31, 2017, which was primarily driven by cash proceeds of $567 million from the sale of our investment in Netsmart and $241 million of net cash proceeds from the divestiture of the OneContent business during 2018. Cash used in investing activities also included the purchase of Practice Fusion and Health Grid, which were mostly offset by lower overall capital expenditures during 2018.

Net cash used in investing activities – discontinued operations increased during the year ended December 31, 2018 compared with the prior year, primarily due to larger business acquisitions completed by Netsmart during 2018.

Financing Cash Flow Activities

				2019 $	2018 $
	Year Ended December 31,			Change	Change
(In thousands)	2019	2018	2017	from 2018	from 2017
Proceeds from sale or issuance of common stock	$0	$1,283	$1,568	$(1,283)	$(285)
Taxes paid related to net share settlement of equity awards	(7,286)	(9,466)	(7,269)	2,180	(2,197)
Proceeds from issuance of 0.875% Convertible Senior Notes	218,000	0	0	218,000	0
Payments for issuance costs on 0.875% Convertible Senior Notes	(5,445)	0	0	(5,445)	0
Payments for capped call transaction on 0.875% Convertible Senior Notes	(17,222)	0	0	(17,222)	0
Credit facility payments	(220,000)	(713,751)	(138,139)	493,751	(575,612)
Credit facility borrowings, net of issuance costs	279,241	430,843	325,001	(151,602)	105,842
Repurchase of common stock	(111,460)	(138,928)	(12,077)	27,468	(126,851)
Payment of acquisition and other financing obligations	(14,685)	(5,198)	(1,283)	(9,487)	(3,915)
Purchases of subsidiary shares owned by non-controlling interest	(53,800)	(7,198)	0	(46,602)	(7,198)
Net cash provided by (used in) financing activities - continuing operations	67,343	(442,415)	167,801	509,758	(610,216)
Net cash provided by financing activities - discontinued operations	0	149,432	30,784	(149,432)	118,648
Net cash provided (used in) by financing activities	$67,343	$(292,983)	$198,585	$360,326	$(491,568)

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Net cash provided by financing activities – continuing operations increased during the year ended December 31, 2019 primarily due to inflows resulting from (i) the issuance of the 0.875% Convertible Senior Notes, (ii) lower credit facility payments, partially offset with less credit facility borrowings and (iii) a decrease in the repurchase of common stock. These were partially offset by the purchase of the remaining minority interest in Pulse8 during 2019.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

We used cash in financing activities – continuing operations during the year ended December 31, 2018 compared with cash inflows from financing activities – continuing operations during the year ended December 31, 2017, which was primarily driven by higher repayments of borrowings outstanding under our senior secured credit facility and higher common stock repurchases. We used a portion of the proceeds from the sale of our investment in Netsmart to repay balances outstanding under our senior secured credit facilities at the end of 2018. We borrowed funds in 2018 to purchase Practice Fusion and Health Grid and to acquire the remaining outstanding minority interest in which we initially acquired a controlling interest in April 2015.

Net cash provided by financing activities – discontinued operations increased during the year ended December 31, 2018 compared with the prior year primarily due to higher borrowings by Netsmart used to finance business acquisitions.

Future Capital Requirements

The following table summarizes future payments under our 0.875% Convertible Senior Notes, 1.25% Cash Convertible Senior Notes and Senior Secured Credit Facility as of December 31, 2019:

(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Principal payments:
0.875% Convertible Senior Notes (1)	$218,000	$0	$0	$0	$0	$0	$218,000
1.25% Cash Convertible Senior Notes (2)	345,000	345,000	0	0	0	0	0
Senior Secured Credit Facility (3)	410,000	27,500	30,000	37,500	315,000	0	0
Total principal payments	973,000	372,500	30,000	37,500	315,000	0	218,000
Interest payments:
0.875% Convertible Senior Notes	13,469	1,070	1,908	1,907	1,908	1,907	4,769
1.25% Cash Convertible Senior Notes (3)	4,313	4,313	0	0	0	0	0
Senior Secured Credit Facility (3) (4)	48,892	16,267	15,225	14,093	3,307	0	0
Total interest payments	66,674	21,650	17,133	16,000	5,215	1,907	4,769
Total future debt payments	$1,039,674	$394,150	$47,133	$53,500	$320,215	$1,907	$222,769
(1)	Assumes no cash conversions of the 1.25% Cash Convertible Senior Notes prior to their maturity on July 1, 2020.
(2)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.
(3)	Assumes no additional borrowings after December 31, 2019 and that all drawn amounts are repaid upon maturity.
(4)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on December 31, 2019, which was 3.55%.

Revolving Credit Facilities

We have a $900 million senior secured revolving facility (the “Revolving Facility”) that expires on February 15, 2023. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. We had no borrowings and $1.0 million of letters of credit outstanding under the Revolving Facility as of December 31, 2019. We had $819 million available, net of outstanding letters of credit, under the Revolving Facility as of December 31, 2019. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings. Refer to Note 9, “Debt” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information.

Other Matters Affecting Future Capital Requirements

We completed renegotiations with Atos to improve the operating cost structure of our private cloud hosting operations during 2019. The new agreement also provides for the payment of initial annual base fees of $35 million per year (an increase from $30 million) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. We incurred $100 million and $56 million during 2019 and 2018, respectively, of expenses under our agreements with Atos. These costs are included in cost of revenue in our consolidated statements of operations.

Our total investment in research and development efforts during 2019 increased compared to 2018, as we continue to build and expand capabilities and functionality in Veradigm and our Consumer Health offerings while reducing investment in traditional ambulatory, acute and post-acute platforms. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $138 million as of December 31, 2019, our future cash flows, and our borrowing capacity under our Revolving Facility, taken together, provide adequate resources to fund our ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our credit facilities or issue additional equity or debt securities.

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

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. The following table summarizes our significant contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash in future periods, assuming all obligations reach maturity. We do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from the sale of our products and services that are not reflected in the following table.

		Payments due by period
(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Balance sheet obligations: (1)
Debt:
Principal payments	$973,000	$372,500	$30,000	$37,500	$315,000	$0	$218,000
Interest payments	66,674	21,650	17,133	16,000	5,215	1,907	4,769
Finance leases	132	85	40	7	0	0	0
Other obligations: (2)
Non-cancelable operating leases	134,503	27,647	23,277	21,640	19,497	13,862	28,580
Purchase obligations (3)	66,844	37,097	18,734	11,013	0	0	0
Agreement with Atos	451,049	95,301	86,808	82,101	75,995	74,375	36,469
Letters of credit	1,015	1,015	0	0	0	0	0
Total contractual obligations	$1,693,217	$555,295	$175,992	$168,261	$415,707	$90,144	$287,818
(1)

Our liability for uncertain tax positions was $21 million as of December 31, 2019. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have also excluded net deferred tax liabilities of $15 million from the amounts presented in the table as the future amounts that will be settled in cash are uncertain.

(2)

We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K as of December 31, 2019. We have obligations to pay contingent consideration associated with acquisitions of $19.5 million as of December 31, 2019. Such contingent consideration obligations are excluded from the above table since their payment is based on future financial objectives, the achievement of which we cannot predict.

(3)	Purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily changes in United States interest rates and changes in LIBOR (including the transition away from LIBOR), and primarily due to our borrowing under the Senior Secured Credit Facility. Based on the principal balance of $410 million of debt outstanding under the Senior Secured Credit Facility as of December 31, 2019, an increase in interest rates of 1.0% will cause a corresponding increase in annual interest expense of approximately $4.1 million.

We have global operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2019 have not had a material impact on our financial position or operating results. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. An exception to this is our development and shared services center in India and our local operations in Israel, where we are required to make payments in local currency but which we fund in United States dollars. We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. We had no outstanding forward contracts as of December 31, 2019. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2019. The forward contracts resulted in net gains of $0.3 million and $0.5 million during the years ended December 31, 2019 and 2018, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2020 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of FASB Accounting Standards Codification (Topic 842), Leases.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Determination of distinct performance obligations and application of stand-alone selling prices

As discussed in Note 2 to the consolidated financial statements, the Company enters into contracts with customers that often include multiple promises to transfer products and services including sales of proprietary software, support and maintenance, as well as client services including managed services solutions, such as private cloud hosting, outsourcing and revenue cycle management, as well as other client services or project-based revenue from implementation, training, consulting, and outsourced IT services. Given the nature and volume of the Company’s product and service offerings included in a single contract, there is complexity related to the determination of which of these promises result in distinct performance obligations within the context of the contract. Judgment is required by management to determine the various performance obligations and to allocate the transaction price in each contract to these distinct performance obligations using the relative stand-alone selling prices as well as a residual allocation approach for certain software licenses. We identified the determination of distinct performance obligations and application of stand-alone selling prices as a critical audit matter.

The principal consideration for our determination that the identification of distinct performance obligations and the application of stand-alone selling prices is a critical audit matter is the especially challenging auditor judgment required when evaluating the determination of distinct performance obligations and execution of the allocation of transaction price using stand-alone selling prices due to the mix and volume of products and services offered with terms that are specific to each contract.

Our audit procedures related to the identification of distinct performance obligations and the application of stand-alone selling prices included the following, among others:

•

We tested the design and operating effectiveness of controls relating to the identification of performance obligations, the determination of stand-alone selling prices and the allocation of the contractual transaction price to each distinct performance obligation.

•	We inspected a sample of contracts with customers and performed the following procedures:
•	Obtained and read all selected contracts, contract amendments and sales orders for each selected arrangement and tested the identification of significant terms;
•

Evaluated management’s identification of all distinct performance obligations in each arrangement and recalculated management’s allocation of the contract’s transaction price to each distinct performance obligation;

•	Evaluated management’s estimate of stand-alone selling prices for reasonableness;
•	Evaluated the timing of revenue recognition for each performance obligation and tested the accuracy of management’s computations of revenue recognized in the financial statements.

Assessment of the carrying value of goodwill

As further discussed in Notes 1 and 7 to the financial statements, the Company has approximately $1.3 billion of goodwill on the balance sheet. The Company performs goodwill impairment testing annually, or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. The determination of the fair value of each reporting unit is based on a combination of a market approach, that considers guideline public company market multiples, and an income approach, that utilizes discounted cash flows specific to each reporting unit as well as other Level 3 inputs. We identified the estimation of the fair value of each reporting unit included in the Company’s annual goodwill impairment test as a critical audit matter.

The principal considerations for our determination that annual impairment testing is a critical audit matter is the significant amount of management and auditor judgement utilized in assessing the fair value of the reporting units. The key assumptions utilized by management in the determination of the fair value under the income approach include long-term projected revenue growth rates, operating expenses, profit margins terminal value and discount rates for each of the Company’s reporting units. Additionally, assessment of guideline public companies utilized in the market approach required significant management and auditor judgment. Changes to these assumptions can have a significant impact on the fair value of each reporting unit.

Our audit procedures related to the estimation of the fair value of each reporting unit included the following, among others:

•

We tested the design and operating effectiveness of controls relating to management’s goodwill impairment tests, including controls over the development and review of significant assumptions used in the determination of the fair value of each reporting unit.

•

We tested management’s process for determining the fair value of the reporting units, including evaluating significant projected financial information by comparing such projections to the publicly available industry data and market conditions found in industry reports as well as comparing historical operating results to prior forecasts and actual results of each reporting unit.

•	We involved a valuation specialist to evaluate:
•	The methodologies used and whether they were acceptable for the underlying assets or operations as well as applied in accordance with valuation standards and from a market participant perspective;
•	The reasonableness of the discount rates by reporting unit by independently recalculating the weighted average costs of capital and evaluating future market conditions;
•

The guideline public companies and transactions utilized by management in comparison to Capital IQ data, examination of financial metrics of the comparable public companies and other transactions within the industry;

•	Other significant assumptions, including the terminal growth rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Raleigh, North Carolina

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Allscripts Healthcare Solutions, Inc., a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 2, 2020

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$129,668	$174,243
Restricted cash	7,871	10,552
Accounts receivable, net of allowance of $44,944 and $50,406 as of December 31, 2019 and December 31, 2018, respectively	459,751	465,264
Contract assets	95,982	66,451
Prepaid expenses and other current assets	147,990	142,455
Total current assets	841,262	858,965
Fixed assets, net	88,339	121,913
Software development costs, net	243,929	209,660
Intangible assets, net	374,142	431,081
Goodwill	1,362,017	1,373,744
Deferred taxes, net	5,704	5,036
Contract assets - long-term	67,559	71,879
Right-of-use assets - operating leases	98,020	0
Other assets	124,767	109,206
Total assets	$3,205,739	$3,181,484

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)	December 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,014	$73,166
Accrued expenses	270,662	107,068
Accrued compensation and benefits	68,569	100,076
Income tax payable	0	29,644
Deferred revenue	379,843	466,797
Current maturities of long-term debt	364,465	20,059
Current operating lease liabilities	23,137	0
Current liabilities attributable to discontinued operations	0	920
Total current liabilities	1,210,690	797,730
Long-term debt	551,004	647,539
Deferred revenue	12,337	15,984
Deferred taxes, net	21,038	58,470
Long-term operating lease liabilities	95,162	0
Other liabilities	30,320	81,334
Total liabilities	1,920,551	1,601,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and December 31, 2018	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2019 and December 31, 2018; 272,609 and 162,475 shares issued and outstanding as of December 31, 2019, respectively; 270,955 and 171,224 shares issued and outstanding as of December 31, 2018, respectively	2,725	2,709
Treasury stock: at cost, 110,134 and 99,731 shares as of December 31, 2019 and December 31, 2018, respectively	(571,157)	(460,543)
Additional paid-in capital	1,907,348	1,881,494
(Accumulated deficit) retained earnings	(49,336)	132,842
Accumulated other comprehensive loss	(4,392)	(5,389)
Total Allscripts Healthcare Solutions, Inc.'s stockholders' equity	1,285,188	1,551,113
Non-controlling interest	0	29,314
Total stockholders’ equity	1,285,188	1,580,427
Total liabilities and stockholders’ equity	$3,205,739	$3,181,484

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Revenue:
Software delivery, support and maintenance	$1,126,486	$1,128,263	$958,187
Client services	645,191	621,699	539,521
Total revenue	1,771,677	1,749,962	1,497,708
Cost of revenue:
Software delivery, support and maintenance	358,946	357,039	295,593
Client services	583,111	565,504	484,591
Amortization of software development and acquisition-related assets	116,040	102,876	84,725
Total cost of revenue	1,058,097	1,025,419	864,909
Gross profit	713,580	724,543	632,799
Selling, general and administrative expenses	419,774	450,967	400,688
Research and development	254,509	268,409	202,282
Asset impairment charges	10,837	58,166	0
Goodwill impairment charge	25,700	13,466	0
Amortization of intangible and acquisition-related assets	27,216	26,587	17,345
(Loss) income from operations	(24,456)	(93,052)	12,484
Interest expense	(43,172)	(50,914)	(37,540)
Other (loss) income, net	(138,902)	74	(512)
Gain on sale of businesses, net	0	172,258	0
Impairment of long-term investments	(651)	(15,487)	(165,290)
Equity in net income of unconsolidated investments	665	259	821
(Loss) income from continuing operations before income taxes	(206,516)	13,138	(190,037)
Income tax benefit (provision)	23,914	(469)	5,514
(Loss) income from continuing operations, net of tax	(182,602)	12,669	(184,523)
Loss from discontinued operations	0	(72,836)	(11,915)
Gain on sale of Netsmart	0	500,471	0
Income tax effect on discontinued operations	0	(32,497)	42,263
Income from discontinued operations, net of tax	0	395,138	30,348
Net (loss) income	(182,602)	407,807	(154,175)
Net loss attributable to non-controlling interests	424	4,527	1,566
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(48,594)	(43,850)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(182,178)	$363,740	$(196,459)

Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(1.10)	$0.10	$(1.02)
Discontinued operations	0.00	1.97	(0.07)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(1.10)	$2.07	$(1.09)

Diluted
Continuing operations	$(1.10)	$0.10	$(1.02)
Discontinued operations	0.00	1.94	(0.07)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(1.10)	$2.04	$(1.09)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net (loss) income	$(182,602)	$407,807	$(154,175)
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,192	(2,908)	3,352
Unrealized gain on available-for-sale securities	0	0	56,359
Change in fair value of derivatives qualifying as cash flow hedges	(262)	(873)	114
Other comprehensive income (loss) before income tax (expense) benefit	930	(3,781)	59,825
Income tax benefit related to items in other comprehensive (loss) income	67	377	19
Total other comprehensive income (loss)	997	(3,404)	59,844
Comprehensive (loss) income	(181,605)	404,403	(94,331)
Comprehensive loss attributable to non-controlling interests	424	4,527	1,566
Comprehensive (loss) income, net	$(181,181)	$408,930	$(92,765)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2019	2018	2017
Number of Common Shares Issued
Balance at beginning of year	270,955	269,335	267,997
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,654	1,620	1,338
Balance at end of year	272,609	270,955	269,335
Common Stock
Balance at beginning of year	$2,709	$2,693	$2,680
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	16	16	13
Balance at end of year	$2,725	$2,709	$2,693
Number of Treasury Stock Shares Purchased
Balance at beginning of year	(99,731)	(88,504)	(87,487)
Issuance of treasury stock	61	76	22
Purchase of treasury stock	(10,464)	(11,303)	(1,039)
Balance at end of year	(110,134)	(99,731)	(88,504)
Treasury Stock
Balance at beginning of year	$(460,543)	$(322,735)	$(310,993)
Issuance of treasury stock	846	1,121	335
Purchase of treasury stock	(111,460)	(138,929)	(12,077)
Balance at end of year	$(571,157)	$(460,543)	$(322,735)
Additional Paid-In Capital
Balance at beginning of year	$1,881,494	$1,781,059	$1,789,959
Stock-based compensation	38,713	34,638	35,337
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(7,227)	(8,197)	(5,767)
Issuance of 0.875% Convertible Senior Notes	40,058	0	0
Capped call transactions	(17,222)	0	0
Allocation of discounts and debt issuance costs for issuance of 0.875% Convertible Senior Notes	(1,140)	0	0
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	72,386	(43,850)
Subsidiary issuance of common stock	0	0	1,473
Issuance of treasury stock	(144)	(61)	(76)
Warrants issued	2,729	2,729	3,983
Acquisition of non-controlling interest	(29,913)	(1,060)	0
Balance at end of year	$1,907,348	$1,881,494	$1,781,059
Accumulated Deficit
Balance at beginning of year	$132,842	$(338,150)	$(187,351)
Net (loss) income less net loss attributable to non-controlling interests	(182,178)	412,334	(152,609)
Recognition of previously unrecognized excess tax benefits	0	0	1,810
ASC 606 implementation adjustments	0	58,658	0
Balance at end of year	$(49,336)	$132,842	$(338,150)
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(5,389)	$(1,985)	$(61,829)
Foreign currency translation adjustments, net	1,192	(2,908)	3,352
Unrecognized (loss) gain on derivatives qualifying as cash flow hedges, net of tax	(195)	(496)	72
Unrecognized gain on available for sale securities, net of tax	0	0	56,420
Balance at end of year	$(4,392)	$(5,389)	$(1,985)
Non-controlling interest
Balance at beginning of year	$29,314	$39,190	$40,735
Acquisition of non-controlling interest	(28,890)	(5,349)	21
Net loss attributable to non-controlling interests	(424)	(4,527)	(1,566)
Balance at end of year	$0	$29,314	$39,190
Total Stockholders’ Equity at beginning of year	$1,580,427	$1,160,072	$1,273,201
Total Stockholders’ Equity at end of year	$1,285,188	$1,580,427	$1,160,072
The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(182,602)	$407,807	$(154,175)
Less: Loss from discontinued operations	0	395,138	30,348
(Loss) income from continuing operations	(182,602)	12,669	(184,523)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	207,106	192,346	157,328
Operating right-of-use asset amortization	22,534	0	0
Stock-based compensation expense	38,982	34,638	36,540
Deferred taxes	(37,970)	4,144	(10,228)
Asset impairment charges	10,837	58,166	0
Goodwill impairment charge	25,700	13,466	0
Impairment of long-term investments	651	15,487	165,290
Gain on sale of businesses, net	0	(172,258)	0
Other loss (income), net	9,377	(9,338)	2,905
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	(13,273)	(109,134)	(95,189)
Prepaid expenses and other assets	(15,374)	(55,818)	13,219
Accounts payable	27,799	(19,159)	(19,785)
Accrued expenses	141,407	40,484	10,131
Accrued compensation and benefits	(32,471)	13,440	18,717
Deferred revenue	(94,353)	58,010	112,684
Other liabilities	(7,746)	12,091	17,969
Operating leases	(24,350)	0	0
Net cash provided by operating activities - continuing operations	76,254	89,234	225,058
Net cash (used in) provided by operating activities - discontinued operations	(30,000)	(21,343)	54,357
Net cash provided by operating activities	46,254	67,891	279,415
Cash flows from investing activities:
Capital expenditures	(16,600)	(31,309)	(38,759)
Capitalized software	(113,836)	(113,308)	(118,241)
Cash paid for business acquisitions, net of cash acquired	(23,443)	(177,233)	(169,823)
Cash received from sale of businesses, net	0	807,764	0
Purchases of equity securities, other investments and related intangible assets, net	(7,191)	(16,934)	(5,606)
Other proceeds from investing activities	14	54	215
Net cash (used in) provided by investing activities - continuing operations	(161,056)	469,034	(332,214)
Net cash used in investing activities - discontinued operations	0	(221,021)	(80,758)
Net cash (used in) provided by investing activities	(161,056)	248,013	(412,972)
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	0	1,283	1,568
Taxes paid related to net share settlement of equity awards	(7,286)	(9,466)	(7,269)
Proceeds from issuance of 0.875% Convertible Senior Notes	218,000	0	0
Payments for issuance costs on 0.875% Convertible Senior Notes	(5,445)	0	0
Payments for capped call transaction on 0.875% Convertible Senior Notes	(17,222)	0	0
Credit facility payments	(220,000)	(713,751)	(138,139)
Credit facility borrowings, net of issuance costs	279,241	430,843	325,001
Repurchase of common stock	(111,460)	(138,928)	(12,077)
Payment of acquisition and other financing obligations	(14,685)	(5,198)	(1,283)
Purchases of subsidiary shares owned by non-controlling interest	(53,800)	(7,198)	0
Net cash provided by (used in) financing activities - continuing operations	67,343	(442,415)	167,801
Net cash provided by financing activities - discontinued operations	0	149,432	30,784
Net cash provided (used in) by financing activities	67,343	(292,983)	198,585
Effect of exchange rate changes on cash and cash equivalents	203	(624)	860
Net (decrease) increase in cash and cash equivalents	(47,256)	22,297	65,888
Cash, cash equivalents and restricted cash, beginning of period	184,795	162,498	96,610
Cash, cash equivalents and restricted cash, end of period	137,539	184,795	162,498
Less: Cash and cash equivalents within current assets attributable to discontinued operations	0	0	(31,504)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$137,539	$184,795	$130,994

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

Other Financial Assets and Liabilities

We have investments in equity investments for which it is not practicable to estimate fair value primarily because of their illiquidity and restricted marketability. Such investments for initially at cost, less impairment and changes resulting from observable price changes and equity methods of accounting. Refer to Note 4, “Business Combinations and Other Investments” for additional information about these investments.

Our long-term financial liabilities include borrowings outstanding under our Senior Secured Credit Facility (as defined in Note 9, “Debt”), with carrying values that approximate fair value since the variable interest rates approximate current market rates. In addition, as of December 31, 2019, the fair value of the 1.25% Notes (as defined in Note 9, “Debt”) was approximately equal to the 1.25% Notes’ principal balance (or par). We utilized the 1.25% Notes’ market trading prices near December 31, 2019 in making this fair value assessment. See Note 9, “Debt” for further information regarding our long-term financial liabilities.

Derivative Financial Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. See Note 15, “Derivative Financial Instruments” for information regarding gains and losses from derivative instruments during the years ended December 31, 2019, 2018 and 2017.

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

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than the carrying value, an impairment loss equal to the excess will be recorded not to exceed the carrying amount of goodwill assigned to the reporting unit. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of an asset to its estimated fair value. If we determine that the carrying value of an asset exceeds its estimated fair value, an impairment loss equal to the excess will be recorded.

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

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2019	2018
Software development costs	$428,641	$317,637
Less: accumulated amortization	(184,712)	(107,977)
Software development costs, net	$243,929	$209,660

Capitalized software development costs, write-offs included in asset impairment changes and amortization of capitalized software development costs included in cost of revenue are illustrated in the following table:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Capitalized software development costs	$113,836	$113,308	$94,740
Write-offs and divestitures of capitalized software development costs	$0	$34,083	$0
Amortization of capitalized software development costs	$79,567	$64,409	$51,589

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

Stock-Based Compensation

We account for stock-based compensation in accordance with GAAP, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the requisite service period typically on a straight-line basis, net of estimated forfeitures. We recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The net proceeds from stock-based compensation activities are reflected as a financing activity within the accompanying consolidated statements of cash flows. We settle employee stock option exercises and stock awards with newly issued common shares. Refer to Note 11, “Stock Award Plans” for detailed discussion about our stock-based incentive plans.

Employee Benefit Plans

We provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Company contributions to employee benefit plans	$24,782	$29,393	$18,861

Foreign Currency

The determination of the functional currency of our foreign subsidiaries is made based on the appropriate economic and management indicators. Our foreign subsidiaries use the local currency of their respective countries as the functional currency, with the exception of our operating subsidiaries in India and Israel which use the United States dollar as a functional currency. The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into United States dollars at the exchange rates in effect at the consolidated balance sheet date, while revenues and expenses are translated at the average rates of exchange during the year. Translation gains and losses are not included in determining net income or loss but are included as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in determining net income or loss and have not been material in any years presented in the accompanying consolidated statements of operations. We periodically enter into non-deliverable forward foreign currency exchange contracts in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. See Note 15, “Derivative Financial Instruments,” for information regarding these foreign currency exchange contracts.

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

The majority of our revenue is derived from clients located in the United States. The majority of long-lived assets are also located in the United States. No single client accounted for more than 10% of our revenue in the years ended December 31, 2018 and 2017. No client represented more than 10% of accounts receivable as of December 31, 2019 and 2018.

Recently Adopted Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. We are adopting the provisions of ASU 2016-13 on January 1, 2020 and currently expect to record a minimum of $20 million in additional reserves for estimated credit losses.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740)” (‘ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intraperiod allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this accounting guidance.

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

Costs to Obtain or Fulfill a Contract

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

At December 31, 2019 and 2018, we had capitalized costs to obtain or fulfill a contract of $20.8 million and $24.7 million, respectively, in Prepaid and other current assets and $32.9 million and $33.8 million, respectively, in Other assets. During the year ended December 31, 2019 and 2018, we recognized $33.8 million and $29.7 million, respectively, of amortization expense related to such capitalized costs, which is included in selling, general and administrative expenses.

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

We generally sell our solutions through multi-element arrangements where we provide the customer with (1) software licenses, (2) support and maintenance, (3) embedded content such as third-party software and (4) client services. Incremental solutions, such as hardware and managed services are also provided based upon a customer’s preferences and requirements. We deem that a customer is typically able to benefit from a product or service on its own or together with readily available resources when we sell such product or service on a standalone basis. We have historically sold the majority of our performance obligations, with the exception of software licenses, on a standalone basis. Incremental solutions, such as hardware, client services and managed services, are often negotiated and fulfilled on an independent sales order basis as customer needs and requirements change over the course of a relationship period. In addition, support and maintenance and embedded content are provided on a stand-alone basis through the renewal process.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Revenue related to deferred revenue balance at beginning of period	$126,184	$146,150	$151,543	$171,799
Revenue related to new performance obligations satisfied during the period	248,221	233,696	228,927	216,072
Revenue recognized under "right-to-invoice" expedient	55,923	62,245	61,814	60,826
Reimbursed travel expenses, shipping and other revenue	1,721	2,369	1,900	2,287
Total revenue	$432,049	$444,460	$444,184	$450,984

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Revenue related to deferred revenue balance at beginning of period	$181,398	$196,163	$153,151	$141,127
Revenue related to new performance obligations satisfied during the period	200,232	180,001	225,641	237,963
Revenue recognized under "right-to-invoice" expedient	49,403	62,533	51,288	60,593
Reimbursed travel expenses, shipping and other revenue	2,689	2,767	2,350	2,663
Total revenue	$433,722	$441,464	$432,430	$442,346

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.4 billion as of December 31, 2019, of which we expect to recognize approximately 35% over the next 12 months, and the remaining 65% thereafter.

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

We use observable stand-alone pricing to determine the SSP for each distinct performance obligation. Such observable SSPs are based upon our listed sales prices and consider discounts offered to customers. In instances where SSP is not directly observable because we do not sell the product or service separately, we determine the SSP through the residual approach or cost-plus margin models using information that includes market conditions and other observable inputs. Such instances primarily relate to sales of new products and service offerings and our acute suite of software licenses. Our acute suite of software licenses is sold to a diverse set of customers for a broad range of amounts and, therefore, SSP is not discernible from past transactions due to the high variability of selling prices.

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

We contract with customers to deliver and ship tangible products within the normal course of business, such as computer hardware. The control of the products transfers to the customer when the product reaches the shipper based on free on board (FOB) shipping clauses in these situations. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

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

SMA, SaaS and private cloud hosting performance obligations are deemed to be performance obligations satisfied evenly over time as these are fulfilled as stand-ready obligations to perform. Client services, such as those relating to implementation, consulting, training or education, are generally not fulfilled evenly over the contract period, but rather over a shorter timeline where work effort can increase, or decline based upon stages of the project work effort. These client services are typically quoted to a customer as a fixed fee amount that covers the implementation effort. Delivery progress for these services is measured by establishing an approved cost budget with labor hour inputs utilized to gauge percentage of completion of the work effort. Therefore, revenue for our client, education and outsourcing services is recognized proportionally with the progress of the implementation work effort.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenue:
Recurring revenue	$1,395,869	$1,411,742	$1,176,720
Non-recurring revenue	375,808	338,220	320,988
Total revenue	$1,771,677	$1,749,962	$1,497,708

	Year Ended December 31, 2019
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$965,925	$148,352	$12,209	$1,126,486
Client services	631,190	12,864	1,137	645,191
Total revenue	$1,597,115	$161,216	$13,346	$1,771,677

	Year Ended December 31, 2018
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$995,193	$130,945	$2,125	$1,128,263
Client services	620,829	9,381	(8,511)	621,699
Total revenue	$1,616,022	$140,326	$(6,386)	$1,749,962

	Year Ended December 31, 2017
(In thousands)	Provider	Veradigm	Unallocated	Total
Software delivery, support and maintenance	$904,391	$64,360	$(10,564)	$958,187
Client services	536,821	5,519	(2,819)	539,521
Total revenue	$1,441,212	$69,879	$(13,383)	$1,497,708

3. Leases

We adopted ASU 2016-02 on January 1, 2019 using the cumulative-effect adjustment transition method. The new guidance requires the recognition of leased arrangements on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets.

We determine whether an arrangement is a lease at inception. Assets leased under an operating lease arrangement are recorded in Right-of-use assets – operating leases, and the associated lease liabilities are included in Current operating lease liabilities and Long-term operating lease liabilities within the consolidated balance sheets. Assets leased under finance lease arrangements are recorded within fixed assets and the associated lease liabilities are recorded within Accrued expenses and Other liabilities within the consolidated balance sheets.

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

Our operating leases mainly include office leases, and our finance leases include office and computer equipment leases. Our leases have remaining lease terms of approximately 1 year to 9 years, some of which include options to extend the leases for up to 5 years, which may include options to terminate the leases within 1 year. Total costs associated with leased assets are as follows:

(In thousands)	Year Ended December 31, 2019
Operating lease cost (1)	$27,962
Less: Sublease income	(3,265)
Total operating lease costs	$24,697
Finance lease costs:
Amortization of right-of-use assets (2)	$157
Interest on lease liability (3)	9
Total finance lease costs	$166

(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statement of operations.
(2)	Amortization of finance right-of-use assets is recognized on a straight-line basis and is included in in Selling, general and administrative expenses within the consolidated statement of operations.
(3)	Interest on finance lease liabilities is recorded as Interest expense within the consolidated statement of operations.

Supplemental information for operating and finance leases is as follows:

(In thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,039
Operating cash flows from finance leases	$9
Financing cash flows from finance leases	$158
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$143,602
Finance leases	$263

(In thousands, except lease term and discount rate)	December 31, 2019
Operating leases:
Right-of-use assets - operating leases	$98,020
Current operating lease liabilities	$23,137
Long-term operating lease liabilities	$95,162

Finance leases:
Fixed assets, gross	$524
Less: Accumulated depreciation	(392)
Fixed assets, net	$132

Current finance lease liabilities (1)	$82
Long-term finance lease liabilities (2)	$45

Weighted average remaining lease term (in years)
Operating leases	6
Finance leases	2

Weighted average discount rate
Operating leases	4.4%
Finance leases	5.1%
(1)	Current finance lease liabilities are included in Accrued expenses within the consolidated balance sheets.
(2)	Long-term finance lease liabilities are included in Other liabilities within the consolidated balance sheets.

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of December 31, 2019.

	December 31, 2019
(In thousands)	Operating Leases	Finance Leases
2020	$27,647	$85
2021	23,277	40
2022	21,640	7
2023	19,497	0
2024	13,862	0
Thereafter	28,580	0
Total lease liabilities	134,503	132
Less: Amount representing interest	(16,204)	(5)
Less: Short-term lease liabilities	(23,137)	(82)
Total long-term lease liabilities	$95,162	$45

4. Business Combinations and Other Investments

2019 Business Combinations

We acquired the Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology (“ACC”) as part of our broader strategic partnership with the ACC on July 2, 2019. The total purchase price was $19.7 million, consisting of an initial payment of $11.7 million plus up to an aggregate of $8.0 million pending the attainment certain milestones over the next 18 months. The contingent consideration of up to $8.0 million was valued at $5.0 million at the time of closing. As part of this partnership, we operate Pinnacle and Diabetes Collaborative Registries, which extends our EHR-enabled ambulatory network to create a large-scale chronic disease network. The business is included in our Veradigm business segment.

We acquired the assets of a business engaged in the development, implementation, customization, marketing, licensing and sale of a specialty prescription drug platform including software that collects, saves and transmits information required to fill a prescription on June 10, 2019. The drug platform and software will enable healthcare providers, pharmacists and payors to digitally interact with one another to fill a prescription. The business is included in our Veradigm business segment.

We acquired all of the outstanding minority interest in Pulse8, Inc. on March 1, 2019 for $53.8 million (subject to adjustments for net working capital and a contingency holdback), plus up to a $5.0 million earnout based upon revenue targets through 2019. Pulse8, Inc. is a healthcare analytics and technology company that provides business intelligence software solutions for health plans and at-risk providers to enable them to analyze their risk adjustment and quality management programs. We initially acquired a controlling stake in Pulse 8, Inc. on September 8, 2016. This transaction was treated as an equity transaction, and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the year ended December 31, 2019.

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

The allocation of the fair value of the consideration transferred as of the acquisition date of May 18, 2018 is shown in the table below. The allocation of purchase price was finalized in the fourth quarter of 2018. The goodwill is not deductible for tax purposes.

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

The allocation of the fair value of the consideration transferred as of the acquisition date of February 13, 2018 is shown in the table below. The allocation of the purchase price was finalized during the fourth quarter of 2018. The goodwill is not deductible for tax purposes.

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

Netsmart LLC Divestiture

On December 31, 2018, we sold all of the Class A Common Units of Netsmart LLC, a Delaware limited liability company (“Netsmart”), owned by the Company in exchange for $566.6 million, plus a final settlement as determined following the closing pursuant to the terms of the sales agreement. Netsmart was originally acquired in April 2016 and we realized a pre-tax gain on sale of $500.5 million, which is included on the “Gain on sale of Netsmart” line in our consolidated statements of operations for the year ended December 31, 2018. The divestiture of Netsmart is being treated as a discontinued operation as of December 31, 2018 and has been reported as a discontinued operation for all periods presented. Refer to Note 17, “Discontinued operations” for further details regarding the historical assets, liabilities and results of operations of Netsmart.

Other Acquisitions, Divestitures and Investments

On June 15, 2018, we acquired all the outstanding minority interests in a third party for $6.9 million. We initially acquired a controlling interest in the third party in April 2015. Therefore, this transaction was treated as an equity transaction, and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the year ended December 31, 2018.

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

On February 6, 2018, we acquired all of the common stock of a cloud-based analytics software platform provider for a purchase price of $8.0 million in cash. The allocation of the consideration is as follows: $1.1 million of intangible assets related to technology; $0.6 million to customer relationships; $6.6 million of goodwill; $0.8 million to accounts receivable; deferred revenue of $0.6 million and $0.5 million of long-term deferred income tax liabilities. The allocation was finalized in the fourth quarter of 2018. The acquired intangible asset related to technology will be amortized over 8 years using a method that approximates the pattern of economic benefits to be gained from the intangible asset. The customer relationship was amortized over one year. The goodwill is not deductible for tax purposes. The results of operations of this acquisition were not material to our consolidated financial statements.

The following table summarizes our other equity investments which are included in other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at December 31, 2019	Cost	December 31, 2019	December 31, 2018
Equity method investments (1)	5	$7,407	$11,332	$10,667
Cost less impairment	9	43,874	32,462	25,923
Total long-term equity investments	14	$51,281	$43,794	$36,590
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

During 2018, we acquired certain non-marketable equity securities of two third parties and entered into a commercial agreement with one of the third parties for total consideration of $11.7 million. During 2018, we also acquired a $1.8 million non-marketable convertible note of a third party. These investments are recorded in the Other asset caption within the consolidated balance sheets.

It is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability as of December 31, 2019. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and the issuer’s subsequent or planned raises of capital.

Impairment of and Losses on Long-Term Investments

We recognized non-cash impairment charges of $1.7 million in 2019 related to one of our long-term equity investments. We also recognized $1.0 million recovery of an equity investment that we had previously impaired. We recognized non-cash impairment charges of $15.5 million during 2018 related to two of long-term equity investments and a related note receivable. The charges in 2018 equaled the cost bases of the investments and the related note receivable prior to the impairment. The non-cash impairment charges are included on the Impairment of long-term investments line in our consolidated statements of operations for the year ended December 31, 2019 and 2018.

Management performs a quarterly assessment of each of our investments on an individual basis to determine if there are any declines in fair value. The Company determined that the decline in fair value of our marketable securities and impairment charges of $142.2 million on available for sale marketable securities during the year ended December 31, 2017 as a result. The cost basis of these marketable securities prior to recognizing the impairment charges was approximately $205.6 million. The Company determined the fair value of these securities based on Level 1 inputs. The Company recognized an additional $20.7 million loss during 2017 upon the final disposition of these securities in connection with the NantHealth provider/patient solutions business acquisition. The Company also recognized charges of $2.1 million on a cost method equity investment during the year ended December 31, 2017, which equaled its aggregate carrying value. These impairment charges are included on the Impairment of long-term investments line in our consolidated statement of operations for the year ended December 31, 2017.

5. Fair Value Measurements

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2019 or 2018.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 derivative financial instruments include foreign currency forward contracts valued based upon observable values of spot and forward foreign currency exchange rates. Refer to Note 15, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

Level 3: Unobservable inputs or prices for which little or no market data exists. Our Level 3 financial instruments include derivative financial instruments comprising the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability (together the “1.25% Notes Call Spread Overlay” as further described in Note 9, “Debt”) that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. The sensitivity of changes in the unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations. Refer to Note 15, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments. Our Level 3 financial liabilities also include the estimated fair value of contingent consideration related to completed acquisitions. Such fair values are based on discounted cash flow analyses reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk and the time value of money. Changes in fair value for contingent consideration adjustments are recorded in Other(loss) income, net in the consolidated statements of operations.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	December 31, 2019				December 31, 2018
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$0	$0	$0	$0	$262	$0	$262
1.25% Call Option	Other assets	0	0	84	84	0	0	9,104	9,104
Total assets		$0	$0	$84	$84	$0	$262	$9,104	$9,366

Contingent consideration - current	Accrued expenses	$0	$0	$17,116	$17,116	$0	$0	$10,528	$10,528
Contingent consideration - long-term	Other liabilities	0	0	2,415	2,415	0	0	15,317	15,317
1.25% Embedded cash conversion option	Other liabilities	0	0	185	185	0	0	9,974	9,974
Total liabilities		$0	$0	$19,716	$19,716	$0	$0	$35,819	$35,819

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2019 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2017	$7,036	$(1,199)
Additions	24,551	0
Payments/write-downs	(6,067)	0
Fair value adjustments	325	329
Balance at December 31, 2018	$25,845	$(870)
Additions	12,144	0
Payments/write-downs (1)	(18,900)	0
Fair value adjustments	442	769
Balance at December 31, 2019	$19,531	$(101)
(1)	Payments and write-downs for the year-ended December 31, 2019 primarily consisted of $10.0 million payment for the Health Grid earnout and $5.0 million write-down related to the Pulse8 earnout.

6. Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2019	2018
Computer equipment and software	3 to 10 years	$344,127	$332,826
Facility furniture, fixtures and equipment	5 to 7 years	24,704	21,300
Leasehold improvements	Shorter of 7 years or life of lease	39,335	37,555
Assets under finance leases	1 to 3 years	524	9,435
Fixed assets, gross		408,690	401,116
Less: Accumulated depreciation and amortization		(320,351)	(279,203)
Fixed assets, net		$88,339	$121,913

Accumulated amortization for assets under finance leases totaled $0.4 million and $7.3 million as of December 31, 2019 and 2018, respectively.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Fixed assets depreciation and amortization expense, including finance leases	$47,419	$47,567	$40,717

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$546,373	$(437,640)	$108,733	$537,834	$(401,093)	$136,741
Customer contracts and relationships	702,034	(488,625)	213,409	704,808	(462,468)	242,340
Total	$1,248,407	$(926,265)	$322,142	$1,242,642	$(863,561)	$379,081

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,362,017			1,373,744
Total			$1,414,017			$1,425,744

We performed our 2019 goodwill impairment test as of October 1, 2019. As a result of this test, we concluded that the carrying value of the Hospitals and Health Systems (“HHS”) reporting unit exceeded its fair value. As a result, we recognized a goodwill impairment charge of $25.7 million. This goodwill impairment charge is reflected on the “Goodwill impairment charge” line in our consolidated statements of operations. The fair values of all other reporting units substantially exceeded their carrying values. As of December 31, 2019, the goodwill allocated to the HHS reporting unit was $485.5 million.

We performed our 2018 goodwill impairment test as of October 1, 2018. We concluded that the carrying value of the NantHealth reporting unit exceeded its fair value as a result of this test. Our latest available financial forecasts at the time of the annual goodwill impairment test reflected that projected future operating costs exceeded projected revenues resulting in negative operating margins for the NantHealth reporting unit. We recognized a goodwill impairment charge of $13.5 million as a result, representing the entire goodwill balance assigned to the NantHealth reporting unit. This goodwill impairment charge is reflected on the “Goodwill impairment charge” line in our consolidated statements of operations for the year ended December 31, 2018.

The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs. We determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate under the income approach. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. The discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. We also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units as part of goodwill impairment testing.

We recognized an intangible asset impairment charge of $8.1 million relating to NantHealth’s remaining customer relationship intangible balance during 2019. We also recognized an intangible asset impairment charge of $2.2 million during 2018 relating to NantHealth’s acquired proprietary technology because the carrying value of this definite-lived intangible assets no longer appeared recoverable based on latest available financial forecasts at the time of the annual goodwill impairment test. These impairment charges are included in the “Asset impairment charges” line in our consolidated statements of operations for the years ended December 31, 2019 and 2018.

Accumulated impairment losses associated with goodwill totaled $39.2 million and $13.5 million as of December 31, 2019 and 2018, respectively. There were no accumulated impairment losses associated with our goodwill as of December 31, 2017. Changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2019 and 2018 were as follows:

(In thousands)	Provider	Veradigm	Total
Balance as of December 31, 2017	$1,214,979	$77,768	$1,292,747
Additions from the Practice Fusion acquisition	0	35,092	35,092
Additions from the Health Grid acquisition	53,953	0	53,953
Additions from other acquisitions	0	6,604	6,604
Total arising from business acquisitions	53,953	41,696	95,649
Changes due to measurement period adjustments related to prior year acquisitions:
NantHealth provider/patient solutions business	116	0	116
Enterprise Information Solutions business	32,049	0	32,049
Other acquisitions	(205)	0	(205)
Total increases due to measurement period adjustments:	31,960	0	31,960
Total additions to goodwill	85,913	41,696	127,609
Divestitures	(32,306)	0	(32,306)
Goodwill impairment charge	(13,466)	0	(13,466)
Foreign exchange translation	(840)	0	(840)
Balance as of December 31, 2018	$1,254,280	$119,464	$1,373,744
Additions	0	13,684	13,684
Goodwill impairment charge	(25,700)	0	(25,700)
Foreign exchange translation	289	0	289
Balance as of December 31, 2019	$1,228,869	$133,148	$1,362,017

Additions to goodwill in 2019 resulted from the purchase of the Pinnacle and Diabetes Collaborative Registries and a prescription drug software company. The goodwill for both purchases is expected to be deductible for tax purposes. Other additions of $6.4 million during 2018 primarily resulted from the acquisition of a cloud-based analytics software platform provider. Goodwill was reduced in 2018 by $2.2 million due to the divestiture of our Strategic Sourcing business unit and by $30.1 million related to the OneContent divestiture. Refer to Note 4, “Business Combinations and Other Investments” for additional information regarding these transactions.

Intangible assets are being amortized over their estimated useful lives, and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Proprietary technology amortization included in cost of revenue	$36,472	$38,467	$33,137
Intangible amortization included in operating expenses	27,216	26,587	17,345
Total intangible amortization expense	$63,688	$65,054	$50,482

Future amortization expense for the intangible assets as of December 31, 2019, based on foreign currency exchange rates in effect as of such date, is as follows:

Year Ended December 31,	(In thousands)
2020	$59,226
2021	53,808
2022	47,407
2023	31,222
2024	26,803
Thereafter	103,676
Total	$322,142

8. Asset Impairment Charges

Asset impairment charges incurred during the year ended December 31, 2019 were primarily the result of impairing the remaining NantHealth acquired customer relationship intangible balance of $8.1 million. We also recognized non-cash impairment charges of $2.7 million on the retirement of certain hosting assets due to data center migrations. Impairment of long-term investments during the year ended December 31, 2019 consisted of an impairment of $1.7 million associated with one of our long-term equity investments. We also recovered $1.0 million from one of our long-term equity investments investment that we had previously impaired. We also recorded a goodwill impairment charge of $25.7 million related to our HHS reporting unit. Refer to Note 7, “Goodwill and Intangible Assets” for further information regarding this impairment.

We incurred several non-cash asset impairment charges during the year ended December 31, 2018. We recorded non-cash asset impairment charges of $33.2 million related to the write-off of capitalized software as a result of our decision to discontinue several software development projects. We also recorded $22.9 million of non-cash asset impairment charges related to our acquisition of the patient/provider engagement solutions business from NantHealth in 2017, which included the write-downs of $2.2 million of acquired technology and $20.7 million, representing the unamortized value assigned to the modification of our existing commercial agreement with NantHealth, as we no longer expect to recover the value assigned to these assets. The remaining $2.1 million of non-cash asset impairment charges recorded during the year ended December 31, 2018 relate to the disposal of fixed assets as a result of relocating and consolidating business functions and locations from recent acquisitions.

We recorded a goodwill impairment charge of $13.5 million related to NantHealth during the year ended December 31, 2018. Refer to Note 7, “Goodwill and Intangible Assets” for further information regarding this impairment. We recognized non-cash impairment charges of $15.5 million in 2018 related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment.

We recorded non-cash charges of $165.3 million during the year ended December 31, 2017, including impairment charges of $144.6 million associated with two of the Company’s long-term investments based on management’s assessment of the likelihood of near-term recovery of the investments’ value. The majority of the impairment charges related to our investment in NantHealth common stock. We realized an additional $20.7 million loss upon the final disposition of the NantHealth common stock in connection with our acquisition of certain assets related to NantHealth’s provider/patient engagement solutions business. Refer to Note 4, “Business Combinations and Other Investments” and Note 14, “Accumulated Other Comprehensive Loss,” for further information regarding these impairments.

The following table summarizes the non-cash asset impairment charges recorded during the periods indicated and where they appear in the corresponding consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Asset impairment charges	$10,837	$58,166	$0
Goodwill impairment charge	$25,700	$13,466	$0
Impairment of long-term investments	$651	$15,487	$165,290

9. Debt

Debt outstanding, excluding finance lease obligations, consisted of the following:

	December 31, 2019			December 31, 2018
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes	$178,264	$5,019	$173,245	$0	$0	$0
1.25% Cash Convertible Senior Notes	345,000	7,552	337,448	345,000	22,112	322,888
Senior Secured Credit Facility	410,000	5,224	404,776	350,000	6,038	343,962
Other debt	0	0	0	748	0	748
Total debt	$933,264	$17,795	$915,469	$695,748	$28,150	$667,598
Less: Debt payable within one year	364,653	188	364,465	20,538	479	20,059
Total long-term debt, less current maturities	$568,611	$17,607	$551,004	$675,210	$27,671	$647,539

Interest expense consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Interest expense	$26,648	$35,366	$23,001
Amortization of discounts and debt issuance costs	16,524	15,548	14,539
Total interest expense	$43,172	$50,914	$37,540

Interest expense related to the 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes, which is included in total interest expense above, was comprised of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Coupon interest	$4,429	$4,312	$4,312
Amortization of discounts and debt issuance costs	14,926	13,867	13,208
Total interest expense related to the convertible notes	$19,355	$18,179	$17,520

Allscripts 0.875% Convertible Senior Notes

On December 9, 2019, we issued $200.0 million aggregate principal amount of Allscripts’ 0.875% Convertible Senior Notes due 2027 (the “0.875% Notes”) in a private offering. The 0.875% Notes are Allscripts’ senior, unsecured obligations that bear interest at a rate of 0.875% per year, payable semiannually in arrears on January 1 and July 1 of each year, commencing on July 1, 2020. The 0.875% Notes will mature on January 1, 2027, unless earlier repurchased by us or converted in accordance with their terms prior to such date.

The 0.875% Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of Allscripts’ common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 0.875% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Allscripts’ common stock and the conversion rate on each such trading day; or (3) upon the occurrence of certain corporate events as specified in the indenture governing the 0.875% Notes (the “0.875% Notes Indenture”). On or after July 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 0.875% Notes at any time, regardless of the foregoing conditions. Upon conversion, Allscripts will pay or deliver, as the case may be, cash, shares of Allscripts’ common stock, or a combination of cash and shares of Allscripts’ common stock, at Allscripts’ election, in amounts determined in the manner set forth in the 0.875% Notes Indenture.

The initial conversion rate for the 0.875% Notes will be 75.0962 shares of Allscripts’ common stock per $1,000 principal amount of the 0.875% Notes, which is equivalent to an initial conversion price of approximately $13.32 per share of Allscripts’ common stock. The initial conversion price of the 0.875% Notes represents a premium of approximately 32.5% to $10.05 per share last reported sale price of Allscripts’ common stock on December 4, 2019. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in Section 1.01 of the 0.875% Notes Indenture), Allscripts’ will, in certain circumstances, increase the conversion rate by a number of additional shares of Allscripts’ common stock for a holder that elects to convert its 0.875% Notes in connection with such make-whole fundamental change. We may not redeem the 0.875% Notes prior to the maturity date, and no sinking fund is provided for the 0.875% Notes.

Upon the occurrence of a “fundamental change” (as defined in Section 1.01 of the 0.875% Notes Indenture), holders of the 0.875% Notes may require us to repurchase all or any portion of their 0.875% Notes in principal amounts of $1,000 or an integral multiple thereof at a fundamental change repurchase price in cash equal to 100% of the principal amount of the 0.875% Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The 0.875% Notes Indenture contains customary terms and covenants, including that upon certain events of default, including cross acceleration to certain other indebtedness of Allscripts and its subsidiaries, either the trustee under the 0.875% Notes Indenture or the holders of not less than 25% in aggregate principal amount of the 0.875% Notes then outstanding may declare the unpaid principal of the 0.875% Notes and accrued and unpaid interest, if any, thereon immediately due and payable.

In December 2019, in connection with the 0.875% Notes offering, we entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, New York Branch, Wells Fargo Bank, National Association, Bank of America, N.A. and Deutsche Bank AG, London Branch (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to Allscripts’ common stock upon any conversion of 0.875% Notes and/or offset any cash payments Allscripts is required to make in excess of the principal amount of the converted 0.875% Notes upon conversion of the 0.875% Notes, as the case may be, in the event that the market price of Allscripts’ common stock is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the 0.875% Notes of approximately $13.32 per share of Allscripts’ common stock and is subject to certain adjustments under the terms of the capped call transactions), with such reduction and/or offset subject to a cap based on the cap price of the capped call transactions. The cap price of the capped call transactions is initially $17.5875 per share, representing a premium of 75% above the last reported sale price of $10.05 per share of Allscripts’ common stock on December 4, 2019, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 0.875% Notes, the number of shares of Allscripts’ common stock that underlie the 0.875% Notes. The capped call transactions are not part of the terms of the 0.875% Notes and will not affect any holder’s rights under the 0.875% Notes. Holders of the 0.875% Notes will not have any rights with respect to the capped call transactions.

The aggregate net proceeds of the 0.875% Notes were $195.0 million after deducting $5.0 million for the initial purchasers’ discount but before deducting other estimated expenses. On December 9, 2019, we used $15.8 million of the net proceeds to pay the cost of the capped call transactions and the remainder of $179.2 million to repay outstanding borrowings under our senior secured revolving credit facility.

On December 18, 2019, the initial purchasers notified us of the partial exercise of their option to purchase additional 0.875% Notes. On December 20, 2019 we issued an additional $18.0 million in aggregate principal amount of the 0.875% Notes (the “Option Notes”) pursuant to a partial exercise of the initial purchasers’ option to purchase additional 0.875% Notes. The Option Notes have the same terms as the 0.875% Notes previously described and are issued pursuant to the same 0.875% Notes Indenture. The net proceeds from the sale of the Option Notes totaled $17.5 million after deducting $0.5 million in debt issuance costs. In connection with the initial purchasers’ exercise of their option to purchase the Option Notes, we entered into additional privately negotiated capped call transactions (the “additional capped call transactions”) with each of the option counterparties. On December 20, 2019, we used $1.4 million of the net proceeds to pay the cost of additional capped call transactions and the remainder to repay additional outstanding borrowings under our senior secured revolving credit facility.

The issuance in December 2019 of the combined $218.0 million aggregate purchase amount of the 0.875% Notes and the Option Notes (collectively, the “0.875% Convertible Senior Notes”) incurred $0.7 in debt issuance costs. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes including any discounts and issuance costs by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9 million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1 million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2 million in paid capped call fees and an allocation of $1.1 million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount that will be accreted into interest expense through January 1, 2027 using the interest method.

Allscripts Senior Secured Credit Facility

On February 15, 2018, Allscripts and Healthcare LLC entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent. The Second Amended Credit Agreement provides for a $400 million senior secured term loan (the “Term Loan”) and a $900 million senior secured revolving facility (the “Revolving Facility”), each with a five-year term. Collectively, the Term Loan and the Revolving Facility are referred to herein as the “Senior Secured Credit Facility.” The Term Loan is repayable in quarterly installments, which commenced on June 30, 2018. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies.

On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement in order to remain compliant with the covenants of our Second Amended Credit Agreement. The First Amendment provides the financial flexibility to settle the U.S. Department of Justice’s investigations as discussed in Note 21, “Contingencies” while maintaining our compliance with the covenants of our Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins or borrowing capacity under our Revolving Facility were amended. In connection with this amendment, we incurred fees and other costs totaling $0.8  million, of which a majority was capitalized.

The proceeds of the Revolving Facility can be used to finance Allscripts’ working capital needs and for general corporate purposes, including, without limitations, for financing permitted acquisitions, and for share repurchases. Allscripts is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $600 million, subject to certain conditions.

The initial applicable interest rate margin for Base Rate borrowings is 1.00%, and for Eurocurrency Rate borrowings is 2.00%. On and after December 31, 2019, the interest rate margins will be determined from a pricing table and will depend upon Allscripts’ total leverage ratio. The applicable margins for Base Rate borrowings under the Second Amended Credit Agreement range from 0.50% to 1.25% depending on Allscripts’ total leverage ratio range. The applicable margins for Eurocurrency Rate loans range from 1.50% to 2.25%, depending on Allscripts’ total leverage ratio.

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

The Second Amended Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.5 to 1.0 and a maximum total net leverage ratio of 4.25 to 1.0. The minimum interest coverage ratio is calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total net leverage ratio is calculated by dividing total indebtedness reduced by a portion of domestic unrestricted cash, by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The Second Amended Credit Agreement also provides that during the four-quarter period following permitted acquisitions that are financed in whole or in part with indebtedness and the consideration paid by us is $100 million or more, we are required to maintain a maximum total leverage ratio of 4.5 to 1.0. In addition, the Second Amended Credit Agreement requires mandatory prepayments of the debt outstanding under the Senior Secured Credit Facility in certain specific circumstances, and contains a number of covenants which, among other things, restrict our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

The Second Amended Credit Agreement also contains certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

As of December 31, 2019, $330 million under the Term Loan, $80 million under the Revolving Facility, and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of December 31, 2019, the interest rate on the Senior Secured Credit Facility was LIBOR plus 1.75%, which totaled 3.55%. We were in compliance with all financial covenants under the Second Amended Credit Agreement as of December 31, 2019.

As of December 31, 2019, we had $819.0 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

Allscripts 1.25% Cash Convertible Senior Notes due 2020

On June 18, 2013, we issued $345.0 million aggregate principal amount of Allscripts' 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the 1.25% Notes Call Spread Overlay (as described below) and transaction costs.

Interest on the 1.25% Notes is payable semiannually in arrears on January 1st and July 1st of each year, at a fixed annual rate of 1.25%. The 1.25% Notes will mature on July 1, 2020 unless repurchased or converted in accordance with their terms prior to such date.

The 1.25% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.25% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.25% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.25% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of the 1.25% Notes, equal to the settlement amount, determined in the manner set forth in the indenture governing the 1.25% Notes (the 1.25% Notes Indenture”).

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

If we undergo a fundamental change (as defined in the 1.25% Notes Indenture), holders may require us to repurchase for cash all or part of their 1.25% Notes at a repurchase price equal to 100% of the principal amount of the 1.25% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 1.25% Notes Indenture provides for customary events of default, including cross acceleration to certain other indebtedness of ours, and our subsidiaries.

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

The 1.25% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 15, “Derivative Financial Instruments.”

The reduced carrying value of the 1.25% Notes resulted in a debt discount that is amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected term of the 1.25% Notes, which extends through their maturity date of July 1, 2020. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes at issuance was 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. As of December 31, 2019, we expect the 1.25% Notes to be outstanding until their July 1, 2020 maturity date, for a remaining amortization period of approximately six months. As of December 31, 2019, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

In connection with the settlement of the 1.25% Notes, we paid $8.4 million in transaction costs. Such costs were allocated to the 1.25% Notes, the 1.25% Call Option (as defined below) and the 1.25% Warrants (as defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and is being amortized over the expected term of the 1.25% Notes. The outstanding capitalized amount of transaction costs related to the 1.25% Notes was $1.8 million and is reported as a reduction of long-term debt on our consolidated balance sheet as of December 31, 2019.

Accrued and unpaid interest on the 1.25% Notes of $2.2 million is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2019.

1.25% Notes Call Spread Overlay

In June 2013, concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option is intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million from the initial proceeds of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million from the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option is a derivative financial instrument and is discussed further in Note 15, “Derivative Financial Instruments.” The 1.25% Warrants are equity instruments and are further discussed in Note 12, “Stockholders’ Equity.”

The following table summarizes future debt payments as of December 31, 2019:

(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
0.875% Convertible Senior Notes (1)	$218,000	$0	$0	$0	$0	$0	$218,000
1.25% Cash Convertible Senior Notes (2)	345,000	345,000	0	0	0	0	0
Term Loan	330,000	27,500	30,000	37,500	235,000	0	0
Revolving Facility (2)	80,000	0	0	0	80,000	0	0
Other debt	0	0	0	0	0	0	0
Total debt	$973,000	$372,500	$30,000	$37,500	$315,000	$0	$218,000
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.
(2)	Assumes no cash conversion of the 1.25% Cash Convertible Senior Notes prior to their maturity on July 1, 2020.

10. Income Taxes

The following is a geographic breakdown of (loss) income before income tax benefits:

	Year Ended December 31,
(In thousands)	2019	2018	2017
United States	$(211,853)	$14,045	$(190,053)
Foreign	5,337	(907)	16
(Loss) income from continuing operations before income taxes	$(206,516)	$13,138	$(190,037)

 The following is a summary of the components of the (benefit) provision for income taxes:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current tax provision
Federal	$6,607	$838	$407
State	2,778	737	1,796
Foreign	5,054	5,015	5,091
	14,439	6,590	7,294
Deferred tax provision
Federal	(28,732)	(5,781)	2,800
State	(8,763)	236	(12,695)
Foreign	(858)	(576)	(2,913)
	(38,353)	(6,121)	(12,808)
Income tax (benefit) provision	$(23,914)	$469	$(5,514)

Taxes computed at the statutory federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
United States federal tax at statutory rate	$(43,368)	$2,759	$(66,523)
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	31	291	0
Non-deductible portion of Department of Justice Settlement	18,546	0	0
Research credits	(6,126)	(6,185)	(3,200)
Change in unrecognized tax benefits	1,046	3	395
State income taxes, net of federal benefit	(3,787)	715	(7,121)
Compensation	4,664	3,213	2,950
Meals and entertainment	549	616	991
Impact of foreign operations	3,079	3,627	730
Provision-to-Return adjustments	(383)	(2,140)	(1,413)
Deemed Dividends	473	373	1,289
Federal, state and local rate changes	(630)	0	185
US Tax reform impact	(2,972)	0	10,189
One time Mandatory Repatriation Toll Charge	0	0	5,155
Goodwill impairment	5,397	0	0
Non-deductible items	43	34	33
Noncontrolling interest	0	951	0
True-up of prior year income of Consolidated Investment	0	913	0
Valuation allowance	922	(5,208)	47,959
Other	(1,398)	507	2,867
Income tax (benefit) provision	$(23,914)	$469	$(5,514)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2019	2018
Deferred tax assets
Accruals and reserves, net	$29,627	$31,565
Allowance for doubtful accounts	11,507	11,378
Stock-based compensation, net	10,382	10,595
Deferred revenue	21,786	8,160
Operating and finance lease liabilities	22,085	0
Net operating loss carryforwards	37,717	36,649
Research and development tax credit	899	899
Other	7,488	10,784
Less: Valuation Allowance	(19,219)	(18,734)
Total deferred tax assets	122,272	91,296

Deferred tax liabilities
Prepaid expense	(5,372)	(6,733)
Property and equipment, net	(3,695)	(7,442)
Acquired intangibles, net	(111,284)	(129,879)
Operating and finance right-to-use assets	(17,255)	0
Other	0	(676)
Total deferred tax liabilities	(137,606)	(144,730)
Net deferred tax liabilities	$(15,334)	$(53,434)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31,
(In thousands)	2019	2018
Non-current deferred tax assets, net	$5,704	$5,036
Non-current deferred tax liabilities, net	(21,038)	(58,470)
Non-current deferred tax liabilities, net	$(15,334)	$(53,434)

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the income tax law in the United States. Effective in 2018, the Tax Act reduced the United States statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to income tax in the United States.

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

We had federal net operating loss (“NOL”) carryforwards of $174 million and $164 million as of December 31, 2019, and 2018, respectively. The federal NOL carryforward includes US NOL carryovers of $8 million and Israeli NOL carryovers of $56 million that do not expire. As of December 31, 2019 and 2018, we had state NOL carryforwards of $1 million and $2 million, respectively. The NOL carryforwards expire in various amounts starting in 2020 for both federal and state tax purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

For federal purposes, 2016 to 2019 tax years remain subject to income tax examination by federal authorities. For our state tax jurisdictions, 2008 to 2019 tax years remain open to income tax examination by state tax authorities. Tax years remain open in various foreign jurisdictions beginning in 2014. We have a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during such tax holiday. This tax holiday for the subsidiary began to partially expire in 2012 and fully expired in 2017. Tax savings realized from this holiday totaled $0.4 million for the year ended December 31, 2017, which reduced our loss per share by less than $0.01 through 2017. There is a potential for a partial tax holiday for 5 years beginning on April 1, 2017, which is contingent upon a certain level of capital expenditure spending, among other conditions. Tax savings impact of $0.1 million has been recorded for this potential tax holiday for the year ended December 31, 2019, which impacted our diluted earnings per share by less than $0.01 in this year.

U.S. GAAP principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Changes in the amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning balance as of January 1	$19,821	$10,939	$10,616
Increases for tax positions related to the current year	1,240	8,977	640
Decreases for tax positions related to prior years	0	0	(146)
Increases for tax positions related to prior years	95	367	153
Decreases relating to settlements with taxing authorities	0	0	0
Increases acquired in business acquisitions	0	540	0
Foreign currency translation	3	(5)	10
Reductions due to lapsed statute of limitations	(555)	(997)	(334)
Ending balance as of December 31	$20,604	$19,821	$10,939

We had gross unrecognized tax benefits of $20.6 million and $19.8 million as of December 31, 2019 and 2018, respectively. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $20.7 million and $19.6 million, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of $0.4 million and $0.2 million, respectively. We believe that it is reasonably possible that $0.2 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2020, as a result of a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Interest and penalties included in the provision for income taxes	$229	$543	$446

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,
(In thousands)	2019	2018
Interest and penalties included in the liability for uncertain tax positions	$427	$198

During the year ended December 31, 2019, we recorded valuation allowance of $1.3 million related to the unvested stock compensation of covered officers due to the potential deduction limitations under Section 162(m) provisions and $0.4 million against deferred tax assets of certain foreign deferred tax assets. In addition, we released a valuation allowance of $1.2 million due to utilization of state net operating losses. During the year ended December 31, 2018, we released a valuation allowance of $42.7 million related to federal capital loss carryforwards utilized by capital gains incurred in 2018 and $22.1 million related to federal credit carryforwards. Of this total release of valuation allowances of $64.8 million, $55.3 million was allocated to the Netsmart gain recorded in discontinued operations. In addition, we recorded a valuation allowance of $4.7 million related to the unvested stock compensation of covered officers due to the potential deduction limitations under Section 162(m) provisions. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and multiple countries outside of the United States. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

We intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries as a general rule, as most of our foreign subsidiaries have third party customers, as well as formal sales proposals that could require significant resources. Specifically, our subsidiary in India may repatriate all current 2019 earnings at the discretion of management. As of December 31, 2019, we have no other plans to repatriate any other funds at this time. A Netherlands holding company currently holds all of our foreign subsidiaries. Our holding company makes it more efficient for us to share resources between the respective foreign subsidiaries. As we have determined that the earnings of these subsidiaries are not required as a source of funding for our United States operations, such earnings are not planned to be distributed to the United States in the foreseeable future. Determination of the amount of unrecognized income tax liability related to these undistributed foreign subsidiary earnings, if repatriated, is currently not practicable.

11. Stock Award Plan

Total recognized stock-based compensation expense is included in our consolidated statements of operations as shown in the table below. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cost of revenue:
Software delivery, support and maintenance	$2,075	$2,184	$2,879
Client services	4,067	3,997	4,484
Total cost of revenue	6,142	6,181	7,363
Selling, general and administrative expenses	27,348	24,213	23,497
Research and development	9,200	8,937	8,605
Total stock-based compensation expense	$42,690	$39,331	$39,465

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2019 is approximately $5.3 million. No stock-based compensation costs were capitalized during the years ended December 31, 2019, 2018 and 2017. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised in subsequent periods if actual forfeitures differ from those estimates, which are based on historical trends. Total unrecognized stock-based compensation expense related to non-vested awards and options was $62.4 million as of December 31, 2019, and this expense is expected to be recognized over a weighted-average period of 2.3 years.

Allscripts Long-Term Incentive Plan

Allscripts adopted the 2019 Stock Incentive Plan (the “Plan”), which became effective May 23, 2019. The Plan provides for the granting of stock options, service-based awards, performance-based share awards and market-based share awards, among other awards. The maximum number of shares available for awards under the Plan is 5.5 million, plus the number of available shares of common stock under the Amended and Restated 2011 Stock Incentive plan as of the effective date of the Plan. There were 1.9 million shares as of December 31, 2019 of common stock reserved for issuance under future share-based awards to be granted to any of Allscripts employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

We issue service-based, performance-based and market-based awards in the form of restricted stock units, stock options or restricted shares. A description of each category of awards is presented below.

Service-based Share Awards

Service-based share awards include stock options, restricted stock units and restricted shares, and typically vest over a four-year period commencing on the date of grant subject to continued service with the Company. Upon termination of an employee’s employment, any unvested service-based share awards are forfeited unless otherwise provided in an employee’s employment agreement. Share units are awarded to directors and vest within one year. We recognize the expense for service-based share awards over the requisite service period on a straight-line basis, net of estimated forfeitures.

There was $52.6 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards as of December 31, 2019, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance-based Share Awards

Performance-based share awards include restricted stock units and restricted shares. The purpose of such awards is to align management’s compensation with our financial performance and other operational objectives and, in certain cases, to retain key employees over a specified performance period. Awards granted under this category are based on the achievement of various targeted financial measures as defined by the Plan. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards is recognized over three-year and four-year vesting periods under the accelerated attribution method if and when we conclude that it is probable that the performance conditions will be achieved.

There was $0.2 million of total estimated unrecognized stock-based compensation expense as of December 31, 2019, assuming various target attainments related to the performance-based share awards, which is expected to be recognized over a weighted-average period of 0.3 years.

Market-based Share Awards

Market-based share awards include restricted stock units. The purpose of such awards is to align management’s compensation with the performance of our common stock relative to the market. Awards granted under this category are dependent on our total shareholder returns relative to a specified peer group of companies over three-year performance periods with vesting based on three annual performance segments from the grant dates. Fair values of the awards were estimated at the date of the grants using the Monte Carlo pricing model. The Compensation Committee of our Board determines the number of awards that will vest considering overall performance over the three-year performance period following the completion of a performance period. Stock-based compensation expense related to these awards is recognized over the three-year vesting periods under the accelerated attribution method.

There was $9.6 million of total estimated unrecognized stock-based compensation expense as of December 31, 2019, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2016	6,247	$13.54
Awarded	3,690	12.52
Vested	(1,835)	13.74
Forfeited	(843)	16.97
Unvested restricted stock units as of December 31, 2017	7,259	12.57
Awarded	4,024	13.25
Vested	(2,222)	13.03
Forfeited	(1,111)	12.43
Unvested restricted stock units as of December 31, 2018	7,950	12.81
Awarded	4,777	10.15
Vested	(2,360)	12.62
Forfeited	(1,453)	12.20
Unvested restricted stock units as of December 31, 2019	8,914	$11.53

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled upon vesting to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2019, 2018 and 2017 were 705 thousand, 695 thousand and 606 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

	Options	Weighted-Average	Options	Weighted-Average
(In thousands, except per share amounts)	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance as of December 31, 2016	1,903	13.95	1,431	13.98
Options granted	0	0.00
Options exercised	(108)	14.01
Options forfeited	(160)	15.00
Balance as of December 31, 2017	1,635	13.85	1,635	13.85
Options granted	0	0.00
Options exercised	(92)	14.01
Options forfeited	(211)	14.74
Balance as of December 31, 2018	1,332	13.69	1,332	13.69
Options granted	0	0
Options exercised	0	0
Options forfeited	(98)	14.01
Balance as of December 31, 2019	1,234	$13.67	1,234	$13.67

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

The aggregate intrinsic value of stock options outstanding or exercisable as of December 31, 2019 was zero, based on our closing stock price of $9.82 as of December 31, 2019. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under the Plan:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total intrinsic value of stock options exercised	$0	$69	$45
Total fair value of share awards vested	$29,793	$28,954	$25,220

The following table summarizes information about stock options outstanding under the Plan as of December 31, 2019:

	Number of		Number of
	Options	Weighted-Average	Options	Weighted-Average
Range of Exercise Prices	Outstanding	Exercise Price	Exercisable	Exercise Price
$12.72 to $14.01	1,225,743	$13.66	1,225,743	$13.66
$14.78 to $15.22	7,970	$14.80	7,970	$14.80
	1,233,713		1,233,713

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

We treat the ESPP as a compensatory plan in accordance with GAAP. There were 2.0 million and 1.6 million shares purchased under the ESPP during the years ended December 31, 2019 and 2018, respectively.

12. Stockholders’ Equity

Stock Repurchases

On November 17, 2016, we announced that our Board approved a stock purchase program (the “2016 Program”) under which we may repurchase up to $200 million of our common stock through December 31, 2019. On August 2, 2018, we announced that our Board approved a new stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020, replacing the 2016 Program. We repurchased 10.5 million of our common stock under the 2018 Program for a total of $111.5 million during 2019. We repurchased 3.6 million shares of our common stock under the 2018 Program for a total $37.0 million during the fourth quarter of 2018. We repurchased 7.7 million shares of our common stock under the 2016 Program for a total of $101.9 million during the nine months ended September 30, 2018. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

In June 2013, in connection with the issuance of the 1.25% Notes, we issued the 1.25% Warrants exercisable for 20.1 million shares of our common stock (subject to anti-dilution adjustments under certain circumstances) with an initial exercise price of $23.135 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of $51.2 million are included as additional paid in capital in the accompanying consolidated balance sheets as of December 31, 2019 and 2018. The 1.25% Warrants expire over a period of 70 trading days beginning on October 1, 2020 and are exercisable only upon expiration. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. We will not receive any additional proceeds if the 1.25% Warrants are exercised. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants.

In June 2013, we agreed to issue a warrant to another commercial partner as part of an overall commercial relationship pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at a strike price of $12.94 per share. The warrant vests in four equal annual installments of 375 thousand shares (beginning in June 2014) and expires in June 2020. Our issuance of the warrant was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. This warrant is not actively traded and was valued based on an option pricing model that uses observable and unobservable market data for inputs. The warrant was valued at $10.2 million and was amortized into earnings over the four-year vesting period. The amortization of the warrant value is included in stock-based compensation expense in the accompanying consolidated statements of cash flows.

Issuance of 0.875% Convertible Senior Notes

In December 2019, we issued the 0.875% Convertible Senior Notes that at the option of the holders, may convert their respective notes into cash, Allscripts’ common stock or a combination of cash and Allscripts’ common stock. The issuance of the 0.875% Convertible Senior Notes generated a $40.1 million equity component for the embedded conversion option, which was recorded as Additional paid-in capital within the consolidated balance sheets as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. The carrying value of the embedded conversion option was $21.7 million as of December 31, 2019. Refer to Note 9 “Debt” for further information regarding the 0.875% Convertible Senior Notes and embedded conversion option.

13. Earnings (Loss) Per Share

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

The calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Basic (loss) income per Common Share:
(Loss) income from continuing operations, net of tax	$(182,602)	$12,669	$(184,523)
Net loss attributable to non-controlling interests	424	4,527	1,566
Net (loss) income from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(182,178)	$17,196	$(182,957)
Income from discontinued operations, net of tax	0	395,138	30,348
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(48,594)	(43,850)
Net income (loss) from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	346,544	(13,502)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(182,178)	$363,740	$(196,459)

Weighted-average common shares outstanding	166,306	176,038	180,830

Basic (loss) income from continuing operations per Common Share	$(1.10)	$0.10	$(1.02)
Basic income (loss) from discontinued operations per Common Share	$0.00	$1.97	$(0.07)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(1.10)	$2.07	$(1.09)

Diluted (loss) income per Common Share:
(Loss) income from continuing operations, net of tax	$(182,602)	$12,669	$(184,523)
Net loss attributable to non-controlling interests	424	4,527	1,566
Net (loss) income from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(182,178)	$17,196	$(182,957)
Income from discontinued operations, net of tax	$0	$395,138	$30,348
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	(48,594)	(43,850)
Net income (loss) from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	0	346,544	(13,502)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(182,178)	$363,740	$(196,459)

Weighted-average common shares outstanding	166,306	176,038	180,830
Dilutive effect of stock options, restricted stock unit awards and warrants	0	2,491	0
Weighted-average common shares outstanding assuming dilution	166,306	178,529	180,830

Diluted (loss) income from continuing operations per Common Share	$(1.10)	$0.10	$(1.02)
Diluted income (loss) from discontinued operations per Common Share	$0	$1.94	$(0.07)
Net (loss) income attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(1.10)	$2.04	$(1.09)

As a result of the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the years ended December 31, 2019 and 2017, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these years, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	27,945	26,175	26,515

14. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss (“AOCI”) are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Available for Sale Securities	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2016 (1)	(6,028)	(56,420)	619	(61,829)
Other comprehensive income (loss) before reclassifications	3,352	(106,445)	1,697	(101,396)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	162,865	(1,625)	161,240
Net other comprehensive income (loss)	3,352	56,420	72	59,844
Balance as of December 31, 2017 (2)	(2,676)	0	691	(1,985)
Other comprehensive (loss) income before reclassifications	(2,908)	0	(264)	(3,172)
Net (gains) losses reclassified from accumulated other comprehensive loss	0	0	(232)	(232)
Net other comprehensive (loss) income	(2,908)	0	(496)	(3,404)
Balance as of December 31, 2018 (3)	(5,584)	0	195	(5,389)
Other comprehensive income (loss) before reclassifications	1,192	0	61	1,253
Net (gains) losses reclassified from accumulated other comprehensive loss	0	0	(256)	(256)
Net other comprehensive income (loss)	1,192	0	(195)	997
Balance as of December 31, 2019 (3)	$(4,392)	$0	$0	$(4,392)
(1)	Net of taxes of $463 thousand for unrealized net gains on marketable securities and foreign exchange contract derivatives.
(2)	Net of taxes of $445 thousand for unrealized net gains on marketable securities and foreign exchange contract derivatives.
(3)	Tax effects for the years ended December 31, 2019 and 2018 include $149 thousand arising from the revaluations of tax effects included in accumulated other comprehensive income.

Income Tax Effects Related to Components of Other Comprehensive Loss

The following tables reflect the tax effects allocated to each component of other comprehensive loss (“OCI”)

	Year Ended December 31, 2019
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,192	$0	$1,192
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	82	(21)	61
Net (gains) losses reclassified into income	(344)	88	(256)
Net change in unrealized (losses) gains on foreign exchange contracts	(262)	67	(195)
Other comprehensive income	$930	$67	$997

	Year Ended December 31, 2018
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,908)	$0	$(2,908)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(357)	93	(264)
Net (gains) losses reclassified into income (1)	(516)	284	(232)
Net change in unrealized (losses) gains on foreign exchange contracts	(873)	377	(496)
Other comprehensive (loss) income	$(3,781)	$377	$(3,404)
(1)	Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives.
	Year Ended December 31, 2017
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,352	$0	$3,352
Available for sale securities:
Net gain arising during the period	(106,506)	61	(106,445)
Net gain reclassified into income	162,865	0	162,865
Net change in unrealized gains on available for sale securities	56,359	61	56,420
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	2,776	(1,079)	1,697
Net (gains) losses reclassified into income	(2,662)	1,037	(1,625)
Net change in unrealized gains (losses) on foreign exchange contracts	114	(42)	72
Other comprehensive income	$59,825	$19	$59,844

15. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	December 31, 2019
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	84	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	185
Total derivatives		$84		$185

	December 31, 2018
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$262	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	9,104	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	9,974
Total derivatives		$9,366		$9,974

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a decreasing percentage of forecasted monthly INR expenses over time. As of December 31, 2019, we had no forward contracts outstanding. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2019.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive income (loss):

	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(In thousands)	2019	2018	2017		2019	2018	2017
Foreign exchange contracts	$82	$(357)	$2,776	Cost of Revenue	$124	$165	$905
				Selling, general and administrative expenses	83	138	692
				Research and development	137	214	1,065

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and 1.25% Notes embedded cash conversion option in the consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2019	2018	2017
1.25% Call Option	$(9,020)	$(37,474)	$29,498
1.25% Embedded cash conversion option	9,789	37,803	(30,118)
Net (loss) income included in other income, net	$769	$329	$(620)

16. Commitments

Commitment with Strategic Partner

We completed renegotiations with Atos to improve the operating cost structure of our private cloud hosting operations during 2019. The new agreement also provides for the payment of initial annual base fees of $35 million per year (an increase from $30 million) plus charges for volume-based services currently projected using volumes estimated based on historical actuals and forecasted projections. Expenses under our agreements with Atos, which are included in cost of revenue in our consolidated statements of operations, are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Expenses incurred under Atos agreements	$100,089	$55,903	$58,787

17. Discontinued Operations

Netsmart Discontinued Operation

On December 31, 2018, we sold all of the Class A Common Units of Netsmart held by the Company in exchange for $566.6 million in cash plus a final settlement as determined following the closing. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation as a result of the sale. Refer to Note 4, “Business Combinations and Other Investments” for additional information about this transaction.

The following table summarizes Netsmart’s major income and expense line items as reported in the consolidated statements of operations for the years ended December 31, 2018 and 2017:

	Year ended December 31,
(In thousands)	2018	2017
Major income and expense line items related to Netsmart:
Revenue:
Software delivery, support and maintenance	$214,065	$198,204
Client services	131,166	110,430
Total revenue	345,231	308,634
Cost of revenue:
Software delivery, support and maintenance	60,100	51,079
Client services	94,061	78,317
Amortization of software development and acquisition related assets	34,357	29,876
Total cost of revenue	188,518	159,272
Gross profit	156,713	149,362
Selling, general and administrative expenses	125,807	85,583
Research and development	25,315	17,937
Amortization of intangible and acquisition-related assets	24,029	16,409
Income from discontinued operations of Netsmart	(18,438)	29,433
Interest expense	(59,541)	(49,939)
Other income	101	925
Loss from discontinued operations of Netsmart before income taxes	(77,878)	(19,581)
Income tax benefit	22,933	45,253
(Loss) income from discontinued operations, net of tax for Netsmart	$(54,945)	$25,672
(1)	Activity includes both Netsmart and intercompany transactions that would not have been eliminated if Netsmart’s results were not consolidated.

Horizon Clinicals and Series2000 Revenue Cycle Discontinued Operation

Two of the product offerings acquired with the EIS Business in 2017, Horizon Clinicals and Series2000 Revenue Cycle, were sunset after March 31, 2018. The decision to discontinue maintaining and supporting these solutions was made prior to our acquisition of the EIS Business and, therefore, they are presented below as discontinued operations. Until the end of the first quarter of 2018, we were involved in ongoing maintenance and support for these solutions until customers transitioned to other platforms. No disposal gains or losses were recognized during the year ended December 31, 2018 related to these discontinued solutions. We had $0.9 million of accrued expenses associated with the Horizon Clinicals and Series2000 Revenue Cycle businesses on the consolidated balance sheets as of December 31, 2018

The following table summarizes the major income and expense line items of these discontinued solutions, as reported in the consolidated statements of operations for the years ended December 31, 2018 and 2017:

	Year ended December 31,
(In thousands)	2018	2017
Major classes of line items constituting pretax profit (loss) of discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle:
Revenue:
Software delivery, support and maintenance	$9,441	$10,949
Client services	404	1,044
Total revenue	9,845	11,993
Cost of revenue:
Software delivery, support and maintenance	2,322	2,918
Client services	830	261
Total cost of revenue	3,152	3,179
Gross profit	6,693	8,814
Research and development	1,651	1,148
Income from discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle before income taxes	5,042	7,666
Income tax provision	(1,311)	(2,990)
Income from discontinued operations, net of tax for Horizon Clinicals and Series2000 Revenue Cycle	$3,731	$4,676

18. Business Segments

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

During the first quarter of 2019, we realigned our reporting structure as a result of the divestiture of our investment in Netsmart on December 31, 2018, the evolution of the healthcare IT industry and our increased focus on the payer and life sciences market. As a result, we changed the presentation of our reportable segments to Provider and Veradigm. The new Provider segment is comprised of our core integrated clinical software applications, financial management and patient engagement solutions targeted at clients across the entire continuum of care. The new Veradigm segment primarily focuses on the payer and life sciences market. These changes to our reportable segments had no impact on operating segments. The segment disclosures below for the years ended December 31, 2018 and 2017 have been revised to our current presentation.

We sold all of our investment in Netsmart on December 31, 2018. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation as a result of the sale. In addition, the results of operations related to two of the product offerings acquired with the EIS Business (Horizon Clinicals and Series2000) are also presented throughout these financial statements as discontinued operations and are included within the Provider reportable segment, except for acquisition-related deferred revenue adjustments, which are included in “Unallocated Amounts”. Refer to Note 17, “Discontinued Operations.”

As a result of the above changes, as of December 31, 2019, we had eight operating segments, which are aggregated into two reportable segments. The Provider reportable segment includes the Hospitals and Health Systems, Ambulatory, CarePort, FollowMyHealth®, EPSiTM, EIS-Classics and 2bPrecise strategic business units, each of which represents a separate operating segment. This reportable segment derives its revenue from the sale of integrated clinical software applications, financial management and patient engagement solutions, which primarily include EHR-related software, connectivity and coordinated care solutions, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, revenue cycle management, training and electronic claims administration services. The Veradigm reportable segment is comprised of the Veradigm business unit, which represents a separate operating segment. This reportable segment provides data-driven clinical insights with actionable tools for clinical workflow, research, analytics and media. Its solutions, targeted at key healthcare stakeholders, help improve the quality, efficiency and value of healthcare delivery.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income from operations as measures of performance and to make decisions about the allocation of resources. In determining these performance measures, we do not include in revenue the amortization of acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenue acquired in a business combination. We also exclude the amortization of intangible assets, stock-based compensation expense, non-recurring expenses and transaction-related costs, and non-cash asset impairment charges from the operating segment data provided to our CODM. Non-recurring expenses relate to certain severance, product consolidation, legal, consulting and other charges incurred in connection with activities that are considered one-time. Accordingly, these amounts are not included in our reportable segment results and are included in an “Unallocated Amounts” category within our segment disclosure. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and certain research and development expenses related to common solutions and resources that benefit all of our business units (refer to discussion above), all of which are centrally managed and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware. We do not track our assets by segment.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenue:
Provider	$1,597,115	$1,616,022	$1,441,212
Veradigm	161,216	140,326	69,879
Unallocated Amounts	13,346	(6,386)	(13,383)
Total revenue	$1,771,677	$1,749,962	$1,497,708

Gross profit:
Provider	$672,206	$710,063	$674,112
Veradigm	104,896	100,708	43,817
Unallocated Amounts	(63,522)	(86,228)	(85,130)
Total gross profit	$713,580	$724,543	$632,799

Income (loss) from operations:
Provider	$396,724	$402,544	$426,099
Veradigm	43,996	43,641	23,816
Unallocated Amounts	(465,176)	(539,237)	(437,431)
Total income (loss) from operations	$(24,456)	$(93,052)	$12,484

19. Supplemental Disclosures

The majority of the restricted cash balance as of December 31, 2019 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016 to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart and an escrow fund related to a previous acquisition associated with the acquired EIS Business.

	December 31
(In thousands)	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$129,668	$174,243
Restricted cash	7,871	10,552
Total cash, cash equivalents and restricted cash	$137,539	$184,795

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash paid during the period for:
Interest	$19,604	$28,888	$21,183
Income taxes paid, net of tax refunds	$42,972	$10,108	$6,675
Non-cash transactions:
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$0	$48,594	$43,850
Exchange of NantHealth, Inc. common stock for net assets acquired of NantHealth provider/patient engagement solutions business including value assigned to commercial agreement	$0	$0	$42,750
Obligations incurred to purchase capitalized software or enter into finance leases	$0	$1,501	$1,897
Contributions of assets in exchange for equity interest	$0	$4,000	$0
Issuance of treasury stock to commercial partner	$701	$1,121	$334

Accrued expenses consist of the following:

	December 31,
(In thousands)	2019	2018
Royalties, certain third-party product costs and licenses	$35,431	$26,371
Practice Fusion settlement	145,000	0
Other	90,231	80,697
Total Accrued expenses	$270,662	$107,068

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

Prepaids and other current assets consists of the following:

	December 31,
(In thousands)	2019	2018
Prepaid assets	$146,036	$140,352
Other current assets	1,954	2,103
Total Prepaid and other current assets	$147,990	$142,455

Other assets consist of the following:

	December 31,
(In thousands)	2019	2018
Fair value of 1.25% Call Option	$84	$9,104
Long-term deferred hosting fees	36,002	20,805
Long-term prepaid commissions	32,860	32,660
Investments in non-marketable securities	43,806	37,040
Long-term deposits and other assets	12,015	9,597
Total Other assets	$124,767	$109,206

20. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. Our revenues by geographic area are summarized below:

	Year Ended December 31,
(In thousands)	2019	2018	2017
United States	$1,701,173	$1,697,178	$1,440,842
Canada	16,495	15,377	15,818
Other international	54,009	37,407	41,048
Total	$1,771,677	$1,749,962	$1,497,708

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,
(In thousands)	2019	2018
United States	$78,122	$111,836
India	5,321	4,231
Israel	3,240	3,830
Canada	51	60
Other international	1,605	1,956
Total	$88,339	$121,913

21. Contingencies

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

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. In the opinion of our management, except as set forth below with respected to the expected resolution of the Practice Fusion investigations, the ultimate disposition of pending legal proceedings or claims will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these additional legal proceedings were resolved against or settled by us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that and subsequent reporting periods could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective clients or cause us to incur increased compliance costs, either of which could further adversely affect our operating results.

On May 1, 2012, Physicians Healthsource, Inc. filed a class action complaint in the U.S. District Court for the Northern District of Illinois against us. The complaint alleges that, on multiple occasions between July 2008 and December 2011, we or our agent sent advertisements by fax to the plaintiff and a class of similarly situated persons, without first receiving the recipients’ express permission or invitation in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The plaintiff sought $500 for each alleged violation of the TCPA, treble damages if the Court finds the violations to be willful, knowing or intentional, and injunctive and other relief. Allscripts answered the complaint denying all material allegations and asserting a number of affirmative defenses, as well as counterclaims for breach of a license agreement. On March 31, 2016, plaintiff filed its motion for class certification. On May 31, 2016, we filed our opposition to plaintiff’s motion for class certification, and simultaneously moved for summary judgment on all of plaintiff’s claims. On June 2, 2017, an order was entered denying class certification and, accordingly, the case will not proceed on a class-wide basis. In January 2020, the parties stipulated to a voluntary dismissal of the case with prejudice, with each side bearing its own costs and fees. The matter is now resolved.

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with the DOJ to resolve all of the DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont, and we announced that on January 27, 2020, Practice Fusion entered into the Settlement Agreements resolving the investigations conducted by the DOJ and the U.S. Attorney’s Office. See risk factor entitled “The failure by Practice Fusion to comply with the terms of its settlement agreements with the DOJ could have a material and adverse impact on our business, results of operations and financial condition, and, even if Practice Fusion complies with those settlement agreements, the costs and burdens of compliance could be significant, and we may face additional investigations and proceedings from other governmental entities or third parties related to the same or similar conduct underlying the agreements with the DOJ.”  The Settlement Agreements require Practice Fusion to pay a criminal fine of $25.3 million and a forfeiture payment of $959,700 and a civil settlement of $118.6 million, which includes $5.2 million designated for the state Medicaid program expenditures. The terms of Settlement Agreements resolved, among other things, allegations that Practice Fusion, long before its acquisition by Allscripts and concerning conduct about which Allscripts was unaware at the time of the acquisition, violated the AKS through the manner by which a sponsored Clinical Decision Support arrangement was sold to an opioid manufacturer and other AKS allegations made by the DOJ against Practice Fusion as well as False Claims Act allegations pertaining to Meaningful Use payments the federal government made to users of Practice Fusion’s EHR system. The settlement amount is included in Other income (loss), net within the consolidated statements of operations and Accrued expenses within the consolidated balance sheets for the year ended December 31, 2019.

22. Quarterly Financial Information (Unaudited)

The following tables contain a summary of our unaudited quarterly consolidated results of operations for our last eight fiscal quarters, which have been restated to illustrate Netsmart as a discontinued operation.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2019	2019 (2)	2019 (1)	2019
Revenue	$450,984	$444,184	$444,460	$432,049
Cost of revenue	270,923	268,882	260,338	257,954
Gross profit	180,061	175,302	184,122	174,095
Selling, general and administrative expenses	112,835	101,152	105,542	100,245
Research and development	62,912	63,873	63,414	64,310
Asset impairment charges	6,800	248	3,691	98
Goodwill impairment charge	25,700	0	0	0
Amortization of intangible and acquisition-related assets	6,840	6,847	6,732	6,797
(Loss) income from operations	(35,026)	3,182	4,743	2,645
Interest expense	(11,725)	(10,839)	(10,424)	(10,184)
Other income (loss), net	4,798	781	(144,994)	513
(Impairment) recovery on long-term investments	(1,696)	0	0	1,045
Equity in net income (loss) of unconsolidated investments	125	386	218	(64)
Loss from continuing operations before income taxes	(43,524)	(6,490)	(150,457)	(6,045)
Income tax benefit (provision)	24,554	765	527	(1,932)
Net loss	(18,970)	(5,725)	(149,930)	(7,977)
Net loss attributable to non-controlling interest	0	0	0	424
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(18,970)	$(5,725)	$(149,930)	$(7,553)

Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share: (5)
Basic
Continuing operations	$(0.12)	$(0.03)	$(0.90)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.12)	$(0.03)	$(0.90)	$(0.04)

Diluted
Continuing operations	$(0.12)	$(0.03)	$(0.90)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.12)	$(0.03)	$(0.90)	$(0.04)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2018	2018	2018 (4)	2018 (3)
Revenue	$442,346	$432,430	$441,464	$433,722
Cost of revenue	254,187	254,478	267,697	249,057
Gross profit	188,159	177,952	173,767	184,665
Selling, general and administrative expenses	99,992	108,125	122,913	119,937
Research and development	66,096	63,032	74,491	64,790
Asset impairment charges	28,091	0	30,075	0
Goodwill impairment charge	13,466	0	0	0
Amortization of intangible and acquisition-related assets	6,957	6,609	6,382	6,639
(Loss) income from operations	(26,443)	186	(60,094)	(6,701)
Interest expense	(13,989)	(13,251)	(11,979)	(11,695)
Other income (loss), net	658	(536)	(14)	(34)
Gain on sale of businesses, net	0	0	173,129	(871)
Impairment of long-term investments	0	0	(9,987)	(5,500)
Equity in net (loss) income of unconsolidated investments	(270)	(177)	767	(61)
(Loss) income from continuing operations before income taxes	(40,044)	(13,778)	91,822	(24,862)
Income tax benefit (provision)	5,449	1,637	(7,256)	(299)
(Loss) income from continuing operations, net of tax	(34,595)	(12,141)	84,566	(25,161)
Loss from discontinued operations	(39,854)	(13,857)	(14,109)	(5,016)
Gain on sale of Netsmart	500,471	0	0	0
Income tax effect on discontinued operations	(40,126)	2,152	3,815	1,662
Income (loss) from discontinued operations, net of tax	420,491	(11,705)	(10,294)	(3,354)
Net income (loss)	385,896	(23,846)	74,272	(28,515)
Net loss attributable to non-controlling interest	1,033	4	2,700	790
Accretion redemption preference on redeemable non-controlling interest - discontinued operations	(12,148)	(12,149)	(12,148)	(12,149)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$374,781	$(35,991)	$64,824	$(39,874)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share: (5)
Basic
Continuing operations	$(0.19)	$(0.07)	$0.49	$(0.14)
Discontinued operations	$2.36	$(0.13)	$(0.13)	$(0.08)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$2.17	$(0.20)	$0.36	$(0.22)

Diluted
Continuing operations	$(0.19)	$(0.07)	$0.49	$(0.14)
Discontinued operations	$2.33	$(0.13)	$(0.13)	$(0.08)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$2.14	$(0.20)	$0.36	$(0.22)

(1)	Results of operations for the quarter include the results of operations of a third party engaged in a specialty prescription drug platform since June 10, 2019.
(2)	Results of operations for the quarter include the results of operations of Pinnacle and Diabetes and Collaborative Registries since July 2, 2019.
(3)	Results of operations for the quarter include the results of operations of Practice Fusion since February 13, 2018.
(4)	Results of operations for the quarter include the results of operations of Health Grid since May 18, 2018.
(5)

The sum of the quarterly per share amounts may not equal per share amounts reported for year to date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of December 31, 2019 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment with the Audit Committee of our Board. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other information required by this Item is incorporated by reference from the information contained under the proposal “Election of Directors,” the heading “Directors,” and the subheadings “Delinquent Section 16(a) Reports,” “Code of Conduct” and “Audit Committee Financial Experts” under the heading “Corporate Governance” in our 2020 Proxy Statement (the “2020 Proxy Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2019.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from information contained under the headings “Compensation Discussion and Analysis” and “Executive Compensation” and the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors” under the heading “Corporate Governance” in the 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from information contained under the subheadings “Certain Relationships and Related Transactions” and “Board Meetings and Committees” under the heading “Corporate Governance” in the 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from information contained under the subheadings “Fees and Related Expenses Paid to Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in Part II of this Form 10-K:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

		Charged to
	Balance at	Expenses/	Deferred	Write-Offs,	Balance at
	Beginning of	Against	Revenue	Net of	End of
(In thousands)	Year	Revenue	Reclassification	Recoveries	Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2019	$50,406	8,788	(6,029)	(8,221)	$44,944
Year ended December 31, 2018	$31,386	21,156	5,512	(7,648)	$50,406
Year ended December 31, 2017	$28,655	7,384	1,482	(6,135)	$31,386

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	*	Contribution and Investment Agreement, dated as of March 20, 2016, by and among Allscripts Healthcare Solutions, Inc., GI Netsmart Holdings LLC, Nathan Holding LLC and Andrews Henderson LLC			8-K	2.1	March 23, 2016

2.2	*	Agreement and Plan of Merger, dated as of March 20, 2016, by and among Nathan Intermediate LLC, Nathan Merger Co., Netsmart, Inc. and Genstar Capital Partners V, L.P.			8-K	2.2	March 23, 2016

2.3	*	Purchase Agreement, dated as of August 1, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			8-K	2.1	August 4, 2017

2.4		Amendment No. 1 to Purchase Agreement, dated as of October 2, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			10-Q	2.3	November 9, 2017

2.5	*	Asset Purchase Agreement, dated as of August 3, 2017, between Allscripts Healthcare Solutions, Inc. and NantHealth, Inc.			8-K	2.1	August 31, 2017

2.6	*	Asset Purchase Agreement, dated as of February 15, 2018, by and among Hyland Software, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts Software, LLC and Allscripts Healthcare Solutions, Inc.			8-K	2.1	February 16, 2018

2.7	*	Agreement and Plan of Merger, dated as of January 5, 2018, by and among Allscripts Healthcare, LLC, Presidio Sub, Inc., Practice Fusion, Inc. and Fortis Advisors LLC, as representative of the Holders			10-Q	2.2	May 8, 2018

2.8	*	Agreement and Plan of Merger, dated as of April 27, 2018, by and among Allscripts Healthcare, LLC, FollowMyHealth Merger Sub, Inc., Health Grid Holding Company, the persons listed on the schedules thereto and Raj Toleti in his capacity as the representative of the Stockholders			10-Q	2.2	August 6, 2018

2.9	*	Unit Purchase Agreement, dated as of December 7, 2018, by and among Allscripts Healthcare, LLC, Allscripts Next, LLC, Allscripts Healthcare Solutions, Inc. and the Purchasers named in the schedules thereto.			8-K	2.1	December 11, 2018

3.1		Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			10-K	3.1	February 29, 2016

3.2		By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

4.1		Indenture dated as of June 18, 2013, between Allscripts Healthcare Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee			8-K	4.1	June 18, 2013

4.2		Form of 1.25% Cash Convertible Senior Note due 2020 (included in Exhibit 4.1)			8-K	4.2	June 18, 2013

4.3		Indenture, dated as of December 9, 2019, by and between Allscripts Healthcare Solutions, Inc. and U.S. Bank National Association			8-K	4.1	December 4, 2019

4.4		Form of 0.875% Convertible Senior Note due 2027 (included in Exhibit 4.3)			8-K	4.2	December 4, 2019

4.5		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.1	Deferred Prosecution Agreement, dated January 27, 2020			8-K	10.1	January 27, 2020

10.2	Civil Settlement Agreement, dated January 26, 2020			8-K	10.2	January 27, 2020

10.3	Second Amended and Restated Credit Agreement, dated as of February 15, 2018, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Fifth Third Bank, KeyBank National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents			8-K	10.1	February 15, 2018

10.4	First Amendment, dated as of August 7, 2019, to the Second Amended and Restated Credit Agreement, dated as of February 15, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent			8-K	10.2	August 9, 2019

10.5	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.6	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	June 18, 2013

10.7	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.2	June 18, 2013

10.8	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	June 18, 2013

10.9	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.4	June 18, 2013

10.10	Convertible note hedge transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.5	June 18, 2013

10.11	Amendment to convertible note hedge transaction, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.6	June 18, 2013

10.12	Warrant transaction confirmation, dated as of June 12, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.7	June 18, 2013

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.13	Warrant transaction confirmation, dated as of June 14, 2013, by and between JPMorgan Chase Bank, National Association, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.8	June 18, 2013

10.14	Warrant transaction confirmation, dated as of June 12, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.9	June 18, 2013

10.15	Warrant transaction confirmation, dated as of June 14, 2013, by and between Citibank, N.A., and Allscripts Healthcare Solutions, Inc.			8-K	10.10	June 18, 2013

10.16	Capped call transaction confirmation, dated as of December 4, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 4, 2019

10.17	Capped call transaction confirmation, dated as of December 4, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 4, 2019

10.18	Capped call transaction confirmation, dated as of December 4, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 4, 2019

10.19	Capped call transaction confirmation, dated as of December 4, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 4, 2019

10.20	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 18, 2019

10.21	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 18, 2019

10.22	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 18, 2019

10.23	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 18, 2019

10.24	Warrant transaction confirmation, dated as of June 12, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.11	June 18, 2013

10.25	Warrant transaction confirmation, dated as of June 14, 2013, by and between Deutsche Bank AG, London Branch, and Allscripts Healthcare Solutions, Inc.			8-K	10.12	June 18, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.26	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)			10-Q	10.3	October 13, 2009

10.27	†	Allscripts Healthcare Solutions, Inc. 2001 Non-Statutory Stock Option Plan			10-K	10.19	March 31, 2003

10.28	†	Amendments to the Allscripts Healthcare Solutions, Inc. 2001 Nonstatutory Stock Option Plan			10-Q	10.12	November 10, 2008

10.29	†	Amended and Restated Allscripts Healthcare Solutions Inc. Incentive Plan			8-K	10.1	May 23, 2014

10.30	†	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.31	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.32	†	Form of Restricted Stock Unit Award Agreement (Directors)			10-KT	10.37	March 1, 2011

10.33	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.34	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.35	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.36	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.37	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.38	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.39	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-K	10.39	March 1, 2013

10.40	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (February 2014)			10-K	10.29	March 3, 2014

10.41	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.42	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 2, 2015

10.43	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.44	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.45	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			10-K	10.41	March 1, 2013

10.46	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.47	†	Amendment No. 1 to Employment Agreement, effective October 1, 2015, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

10.48	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.49	†	Employment Agreement, dated as of October 10, 2012 but effective as of November 12, 2012, between Allscripts Healthcare Solutions, Inc. and Dennis Olis			10-K	10.39	March 3, 2014

10.50	†	Employment Agreement, dated as of May 28, 2013, between Allscripts Healthcare Solutions, Inc. and Brian Farley			10-K	10.40	March 3, 2014

10.51	†	Employment Agreement, dated as of October 30, 2016, effective November 1, 2016, between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-K	10.49	February 27, 2017

21.1		Subsidiaries	X

23.1		Consent of Grant Thornton LLP	X

24.1		Powers of Attorney (included on the signature page hereto)	X

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH		Inline XBRL Taxonomy Extension Schema	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF		Inline XBRL Taxonomy Definition Linkbase	X

104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and included in Exhibit 101	X

†	Indicates management contract or compensatory plan.

*   Omitted schedules will be furnished supplementally to the SEC upon request

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2020

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

Signature	Title	Date

/S/ PAUL M. BLACK Paul M. Black	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020

/S/ DENNIS M. OLIS Dennis M. Olis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020

/S/ MARA G. ASPINALL	Director	March 2, 2020
Mara G. Aspinall

/S/ P. GREGORY GARRISON	Director	March 2, 2020
P. Gregory Garrison

/S/ JONATHAN J. JUDGE Jonathan J. Judge	Director	March 2, 2020

/S/ MICHAEL A. KLAYKO Michael A. Klayko	Chairman of the Board and Director	March 2, 2020

/S/ YANCEY L. SPRUILL Yancey L. Spruill	Director	March 2, 2020

/S/ DAVE B. STEVENS Dave B. Stevens	Director	March 2, 2020

/S/ DAVID D. STEVENS David D. Stevens	Director	March 2, 2020