Form 10-Q
period 2020-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2020-05-08
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 162,550,390 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$204,308	$129,668
Restricted cash	7,824	7,871
Accounts receivable, net of allowance of $35,622 and $23,879 as of March 31, 2020 and December 31, 2019, respectively	471,213	459,751
Contract assets, net of allowance of $1,068 and $0 as of March 31, 2020 and December 31, 2019, respectively	98,171	95,982
Prepaid expenses and other current assets	125,677	147,990
Total current assets	907,193	841,262
Fixed assets, net	81,830	88,339
Software development costs, net	250,412	243,929
Intangible assets, net	358,309	374,142
Goodwill	1,361,115	1,362,017
Deferred taxes, net	5,429	5,704
Contract assets - long-term, net of allowance of $4,273 and $0 as of March 31, 2020 and December 31, 2019, respectively	54,501	67,559
Right-of-use assets - operating leases	110,469	98,020
Other assets	123,598	124,767
Total assets	$3,252,856	$3,205,739

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,168	$104,014
Accrued expenses	217,273	270,662
Accrued compensation and benefits	67,635	68,569
Deferred revenue	401,483	379,843
Current maturities of long-term debt	370,751	364,465
Current operating lease liabilities	21,910	23,137
Total current liabilities	1,158,220	1,210,690
Long-term debt	680,434	551,004
Deferred revenue	12,439	12,337
Deferred taxes, net	18,484	21,038
Long-term operating lease liabilities	108,068	95,162
Other liabilities	33,431	30,320
Total liabilities	2,011,076	1,920,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2020 and December 31, 2019; 273,484 and 161,901 shares issued and outstanding as of March 31, 2020, respectively; 272,609 and 162,475 shares issued and outstanding as of December 31, 2019, respectively	2,733	2,725
Treasury stock: at cost, 111,583 and 110,134 shares as of March 31, 2020 and December 31, 2019, respectively	(580,871)	(571,157)
Additional paid-in capital	1,914,816	1,907,348
Accumulated deficit	(87,643)	(49,336)
Accumulated other comprehensive loss	(7,255)	(4,392)
Total stockholders’ equity	1,241,780	1,285,188
Total liabilities and stockholders’ equity	$3,252,856	$3,205,739

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Revenue:
Software delivery, support and maintenance	$263,612	$275,512
Client services	153,101	156,537
Total revenue	416,713	432,049
Cost of revenue:
Software delivery, support and maintenance	76,325	81,033
Client services	152,786	148,699
Amortization of software development and acquisition-related assets	30,641	28,222
Total cost of revenue	259,752	257,954
Gross profit	156,961	174,095
Selling, general and administrative expenses	97,288	100,245
Research and development	62,155	64,310
Asset impairment charges	0	98
Amortization of intangible and acquisition-related assets	6,718	6,797
(Loss) income from operations	(9,200)	2,645
Interest expense	(12,223)	(10,184)
Other income, net	522	513
Recovery of long-term investments	0	1,045
Equity in net income (loss) of unconsolidated investments	200	(64)
Loss from continuing operations before income taxes	(20,701)	(6,045)
Income tax benefit (provision)	347	(1,932)
Net loss	(20,354)	(7,977)
Net loss attributable to non-controlling interests	0	424
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(20,354)	$(7,553)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share - Basic	$(0.13)	$(0.04)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share - Diluted	$(0.13)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss	$(20,354)	$(7,977)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,512)	695
Change in fair value of derivatives qualifying as cash flow hedges	(473)	132
Other comprehensive income (loss) before income tax (expense) benefit	(2,985)	827
Income tax benefit (expense) related to items in other comprehensive (loss) income	122	(35)
Total other comprehensive (loss) income	(2,863)	792
Comprehensive loss	(23,217)	(7,185)
Comprehensive loss attributable to non-controlling interests	0	424
Comprehensive (loss) income, net	$(23,217)	$(6,761)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Number of common shares
Balance at beginning of period	272,609	270,955
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	875	1,058
Balance at end of period	273,484	272,013
Common stock
Balance at beginning of period	$2,725	$2,709
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	8	10
Balance at end of period	$2,733	$2,719
Number of treasury stock shares
Balance at beginning of period	(110,134)	(99,731)
Purchase of treasury stock	(1,449)	(6,148)
Balance at end of period	(111,583)	(105,879)
Treasury stock
Balance at beginning of period	$(571,157)	$(460,543)
Purchase of treasury stock	(9,714)	(65,070)
Balance at end of period	$(580,871)	$(525,613)
Additional paid-in capital
Balance at beginning of period	$1,907,348	$1,881,494
Stock-based compensation	9,954	11,394
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(3,168)	(5,338)
Warrants issued	682	682
Acquisition of non-controlling interest	0	(29,913)
Balance at end of period	$1,914,816	$1,858,319
Retained earnings (accumulated deficit)
Balance at beginning of period	$(49,336)	$132,842
Net loss less net loss attributable to non-controlling interests	(20,354)	(7,553)
ASU 2016-13 implementation adjustments	(17,953)	0
Balance at end of period	$(87,643)	$125,289
Accumulated other comprehensive loss
Balance at beginning of period	$(4,392)	$(5,389)
Foreign currency translation adjustments, net	(2,512)	695
Unrecognized (loss) gain on derivatives qualifying as cash flow hedges, net of tax	(351)	97
Balance at end of period	$(7,255)	$(4,597)
Non-controlling interest
Balance at beginning of period	$0	$29,314
Acquisition of non-controlling interest	0	(28,890)
Net loss attributable to non-controlling interests	0	(424)
Balance at end of period	$0	$0
Total Stockholders’ Equity at beginning of period	$1,285,188	$1,580,427
Total Stockholders’ Equity at end of period	$1,241,780	$1,456,117

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(20,354)	$(7,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,092	50,126
Operating right-of-use asset amortization	5,631	5,320
Stock-based compensation expense	9,954	11,658
Deferred taxes	(2,160)	6
Asset impairment charges	0	98
Recovery of long-term investments	0	(1,045)
Other loss (income), net	287	236
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	5,660	32,307
Prepaid expenses and other assets	19,669	3,658
Accounts payable	(23,967)	7,382
Accrued expenses	10,022	(4,847)
Accrued compensation and benefits	(736)	(39,525)
Deferred revenue	724	(17,107)
Other liabilities	2,933	1,380
Operating leases	(6,174)	(5,854)
Accrued DOJ settlement	(57,289)	0
Net cash (used in) provided by operating activities - continuing operations	(3,708)	35,816
Net cash (used in) provided by operating activities - discontinued operations	0	(30,000)
Net cash (used in) provided by operating activities	(3,708)	5,816
Cash flows from investing activities:
Capital expenditures	(2,845)	(4,847)
Capitalized software	(28,556)	(28,600)
(Purchases) sales of equity securities, other investments and related intangible assets, net	(3,028)	32
Other proceeds from investing activities	0	5
Net cash used in investing activities	(34,429)	(33,410)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(3,174)	(5,327)
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	0
Credit facility payments	(80,000)	(5,000)
Credit facility borrowings, net of issuance costs	210,000	120,000
Repurchase of common stock	(9,714)	(65,070)
Payment of acquisition and other financing obligations	(2,911)	(55)
Purchases of subsidiary shares owned by non-controlling interest	0	(54,064)
Net cash provided (used in) by financing activities	113,443	(9,516)
Effect of exchange rate changes on cash and cash equivalents	(713)	163
Net increase (decrease) in cash and cash equivalents	74,593	(36,947)
Cash, cash equivalents and restricted cash, beginning of period	137,539	184,795
Cash, cash equivalents and restricted cash, end of period	212,132	147,848

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting. The Company believes that the disclosures made are adequate to make these unaudited interim consolidated financial statements not misleading. They should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Our estimates and assumptions consider the economic implications of COVID-19 on our critical and significant accounting estimates. Actual results could differ materially from these estimates.

Change in Presentation

During the first quarter of 2020, we changed our reportable segments from Provider, Veradigm and Unallocated to Core Clinical and Financial Solutions, Data, Analytics and Care Coordination, and Unallocated. The business units reported within the historical segments have been reallocated into the new segments. Refer to Note 15 “Business Segments” for further discussion on the impact of the change.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported prior period financial results.

Significant Accounting Policies

We adopted Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Refer to Note 2 “Revenue from Contracts with Customers” and Note 3 “Accounts Receivable” for further discussion on the impact of adoption.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for all entities for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We adopted ASU 2018-13 on January 1, 2020, and the adoption had no impact on our consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 will be effective for all entities as of March 12, 2020 through December 31, 2022. We adopted ASU 2020-04 on March 12, 2020, and the adoption had no impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740)” (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intraperiod allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this accounting guidance.

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

At March 31, 2020 and December 31, 2019, we had capitalized costs to obtain or fulfill a contract of $19.6 million and $20.8 million, respectively, in Prepaid and other current assets and $34.4 million and $32.9 million, respectively, in Other assets. During the three months ended March 31, 2020 and 2019, we recognized $7.5 million and $7.6 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2020
Revenue related to deferred revenue balance at beginning of period	$140,132
Revenue related to new performance obligations satisfied during the period	216,990
Revenue recognized under "right-to-invoice" expedient	58,059
Reimbursed travel expenses, shipping and other revenue	1,532
Total revenue	$416,713

(In thousands)	Three Months Ended March 31, 2019
Revenue related to deferred revenue balance at beginning of period	$126,184
Revenue related to new performance obligations satisfied during the period	248,221
Revenue recognized under "right-to-invoice" expedient	55,923
Reimbursed travel expenses, shipping and other revenue	1,721
Total revenue	$432,049

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.5 billion as of March 31, 2020, of which we expect to recognize approximately 32% over the next 12 months, and the remaining 68% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenue:
Recurring revenue	$341,219	$348,636
Non-recurring revenue	75,494	83,413
Total revenue	$416,713	$432,049

	Three Months Ended March 31, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$176,800	$76,412	$10,400	$263,612
Client services	144,739	5,650	2,712	153,101
Total revenue	$321,539	$82,062	$13,112	$416,713

	Three Months Ended March 31, 2019
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$193,278	$69,357	$12,877	$275,512
Client services	148,618	4,902	3,017	156,537
Total revenue	$341,896	$74,259	$15,894	$432,049

Contract Assets – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. The new guidance required the recognition of lifetime estimated credit losses expected to occur for contract assets. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. The adoption of the ASU 2016-13 for contract assets was recorded as a debit to retained earnings of $5.3 million as of January 1, 2020.

At adoption, we segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size.  The pools are aligned with management’s review of financial performance. For the three months ended March 31, 2020, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twenty-four-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period.  We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The March 31, 2020 analysis resulted in no change in the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

(In thousands)	Total
Balance at January 1, 2020	$5,341
Current period provision	0
Balance at March 31, 2020	$5,341
Less: Contract assets, short-term	1,068
Total contract assets, long-term	$4,273

3. Accounts Receivable

Trade Accounts Receivable – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. The new guidance required the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. The adoption of the ASU 2016-13 for trade accounts receivable was recorded as a debit to retained earnings of $12.6 million as of January 1, 2020.

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size. The pools are aligned with management’s review of financial performance. For the three months ended March 31, 2020, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twelve-month lookback period of credit memos and adjustments divided by the average accounts receivable balance for each pool during that period.  We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data.

Changes in the estimate of credit losses for trade accounts receivable are presented in the tables below.

(In thousands)	Total
Balance at January 1, 2020	$36,490
Current period provision	994
Write-offs	(1,892)
Recoveries	30
Balance at March 31, 2020	$35,622

4. Leases

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate in conjunction with the market swap rate for the expected remaining lease team at commencement date for new leases in determining the present value of future lease payments. Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Our operating leases mainly include office leases and our finance leases include office and computer equipment leases. Our finance leases are not significant. Our leases have remaining lease terms of approximately 1 year to 9 years, some of which include options to extend the leases for up to 5 years, which may include options to terminate the leases within 1 year. Operating costs associated with leased assets are as follows:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost (1)	$6,922	$6,717
Less: Sublease income	(603)	(802)
Total operating lease costs	$6,319	$5,915
(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statement of operations.

Supplemental information for operating leases is as follows:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating cash flows from operating leases	$7,421	$7,287
Right-of-use assets obtained in exchange for operating lease obligations	$19,913	$124,811

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	March 31, 2020	December 31, 2019
Right-of-use assets - operating leases	$110,469	$98,020
Current operating lease liabilities	$21,910	$23,137
Long-term operating lease liabilities	$108,068	$95,162
Weighted average remaining lease term (in years)	6	6
Weighted average discount rate	3.6%	4.4%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of March 31, 2020.

March 31, 2020
(In thousands)	Operating Leases
Remainder of 2020	$20,097
2021	25,996
2022	24,355
2023	22,177
2024	16,633
Thereafter	35,831
Total lease liabilities	145,089
Less: Amount representing interest	(15,111)
Less: Short-term lease liabilities	(21,910)
Total long-term lease liabilities	$108,068

5. Business Combinations

On July 2, 2019, we acquired the Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology (“ACC”) as part of our broader strategic partnership with the ACC. The total purchase price was $19.7 million, consisting of an initial payment of $11.7 million plus up to an aggregate of $8.0 million pending the attainment certain milestones over the next 18 months. The contingent consideration of up to $8.0 million was valued at $5.0 million at the time of closing. As part of this partnership, we will operate Pinnacle and Diabetes Collaborative Registries, which will extend our EHR-enabled ambulatory network to create a large-scale chronic disease network. The business is included in our Data, Analytics and Care Coordination business segment.

On June 10, 2019, we acquired the assets of a business engaged in the development, implementation, customization, marketing, licensing and sale of a specialty prescription drug platform including software that collects, saves and transmits information required to fill a prescription. The drug platform and software will enable healthcare providers, pharmacists and payors to digitally interact with one another to fill a prescription. The business is included in our Data, Analytics and Care Coordination business segment.

On March 1, 2019, we acquired all of the outstanding minority interests in Pulse8, Inc., a healthcare analytics and technology company that provides business intelligence software solutions for health plans and at-risk providers to enable them to analyze their risk adjustment and quality management programs, for $53.8 million (subject to adjustments for net working capital and a contingency holdback). We initially acquired a controlling stake in Pulse 8, Inc. on September 8, 2016. This transaction was treated as an equity transaction and the cash payment is reported as part of cash flow from financing activities in the consolidated statement of cash flows for the three months ended March 31, 2019.

6. Fair Value Measurements and Long-term Investments

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

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability that are not actively traded. The changes in unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations. Level 3 instruments also include the fair value of contingent consideration related to completed acquisitions. The fair values are based on discounted cash flow analyses reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk or time value of money.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2020				December 31, 2019
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1.25% Call Option	Other assets	$0	$0	$0	$0	$0	$0	$84	$84
Total assets		$0	$0	$0	$0	$0	$0	$84	$84

Foreign exchange derivative assets	Accrued expenses	$0	$473	$0	$473	$0	$0	$0	$0
Contingent consideration - current	Accrued expenses	0	0	14,757	14,757	0	0	17,116	17,116
Contingent consideration - long-term	Other liabilities	0	0	2,415	2,415	0	0	2,415	2,415
1.25% Embedded cash conversion option	Other liabilities	0	0	1	1	0	0	185	185
Total liabilities		$0	$473	$17,173	$17,646	$0	$0	$19,716	$19,716

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2020 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2019	$19,531	$(101)
Additions	461	0
Payments/write-downs	(2,820)	0
Fair value adjustments	0	100
Balance at March 31, 2020	$17,172	$(1)

The following table summarizes the quantitative information about our Level 3 fair value measurements at March 31, 2020:

	March 31, 2020
(In thousands, except the discount rate)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Financial instruments:
Contingent consideration	$17,172	Discounted cash flow	Discount rate	4% to 5%	4%
			Revenue	$0 to $62,500	$31,250
			Registry members	0 to 1,551	776
			Patient data volume	0 to 52,845	26,422
			Projected year of payment	2020 to 2021
Total financial instruments	$17,172
(1)	The weighted average is calculated based upon the absolute fair value of the instruments.

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at March 31, 2020	Cost	March 31, 2020	December 31, 2019
Equity method investments (1)	5	$7,407	$11,531	$11,332
Cost less impairment	9	43,874	33,278	32,462
Total long-term equity investments	14	$51,281	$44,809	$43,794
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of March 31, 2020, it is not possible to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Recovery of Long-term Investments

During the three months ended March 31, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired and is recognized in the Recovery of long-term investments.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as defined in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. The carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of March 31, 2020, since the effective interest rate on the 1.25% Notes approximates current market rates. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2020 and 2019 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands)	2020	2019
Cost of revenue:
Software delivery, support and maintenance	$575	$513
Client services	1,091	1,093
Total cost of revenue	1,666	1,606
Selling, general and administrative expenses	7,042	8,325
Research and development	2,395	2,877
Total stock-based compensation expense	$11,103	$12,808

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three months ended March 31, 2020 and 2019.

We granted stock-based awards as follows:

	Three Months Ended March 31, 2020
		Weighted-Average
		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
Service-based restricted stock units	397	$8.19
Market-based restricted stock units with a service condition	595	$8.19
	992	$8.19

During the three months ended March 31, 2020 and the year ended December 31, 2019, 0.9 million and 1.7 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the three months ended March 31, 2020 and 2019 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2020 and 2019 were 407 thousand and 508 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On August 2, 2018, we announced that our Board of Directors approved a stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020. We repurchased 1.5 million of our common stock under the 2018 Program for a total of $9.7 million during the three months ended March 31, 2020. The approximate dollar value of shares that may yet be purchased under the 2018 Program is $92.1 million as of March 31, 2020. We repurchased 6.1 million shares of our common stock under the 2018 Program for a total of $64.9 million during the three months ended March 31, 2019. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

8. Earnings (Loss) Per Share

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Basic earnings (loss) per Common Share:
Net loss	$(20,354)	$(7,977)
Net loss attributable to non-controlling interests	0	424
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(20,354)	$(7,553)

Weighted-average common shares outstanding	162,461	169,957
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.13)	$(0.04)

Diluted earnings (loss) per Common Share:
Net loss	$(20,354)	$(7,977)
Net loss attributable to non-controlling interests	0	424
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(20,354)	$(7,553)

Weighted-average common shares outstanding	162,461	169,957
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	0
Weighted-average common shares outstanding assuming dilution	162,461	169,957
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.13)	$(0.04)

Due to the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three months ended March 31, 2020 and 2019, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for those periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2020	2019
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	48,032	26,738

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$546,047	$(446,033)	$100,014	$546,373	$(437,640)	$108,733
Customer contracts and relationships	701,322	(495,027)	206,295	702,034	(488,625)	213,409
Total	$1,247,369	$(941,060)	$306,309	$1,248,407	$(926,265)	$322,142

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,361,115			1,362,017
Total			$1,413,115			$1,414,017

Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2020 were as follows:

(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Balance as of December 31, 2019	769,995	517,359	74,663	1,362,017
Foreign exchange translation	(902)	0	0	(902)
Balance as of March 31, 2020	$769,093	$517,359	$74,663	$1,361,115

There are $39.2 million in accumulated impairment losses associated with our goodwill as of March 31, 2020 and December 31, 2019.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	March 31, 2020			December 31, 2019
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$177,942	$3,185	$174,757	$177,942	$4,697	$173,245
1.25% Cash Convertible Senior Notes	345,000	3,776	341,224	345,000	7,552	337,448
Senior Secured Credit Facility	540,000	4,796	535,204	410,000	5,224	404,776
Total debt	$1,062,942	$11,757	$1,051,185	$932,942	$17,473	$915,469
Less: Debt payable within one year	371,519	768	370,751	364,653	188	364,465
Total long-term debt, less current maturities	$691,423	$10,989	$680,434	$568,289	$17,285	$551,004
(1)	Principal balance is $218,000 thousand; $177,942 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital

Interest expense consists of the following:

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest expense	$6,507	$6,229
Amortization of discounts and debt issuance costs	5,716	3,955
Total interest expense	$12,223	$10,184

Interest expense related to 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes, included in the table above, consisted of the following:

	Three Months Ended March 31,
(In thousands)	2020	2019
Coupon interest	$1,555	$1,078
Amortization of discounts and debt issuance costs	5,288	3,577
Total interest expense related to the convertible notes	$6,843	$4,655

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

As of March 31, 2020, $325.0 million under the Term Loan, $215.0 million under the Revolving Facility, and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of March 31, 2020, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 1.75%, which totaled 2.74%. We were in compliance with all covenants under the Second Amended Credit Agreement as of March 31, 2020.

On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement in order to remain compliant with the covenants of our Second Amended Credit Agreement. The First Amendment provided the financial flexibility to settle the U.S. Department of Justice’s investigations as discussed in Note 14, “Contingencies” while maintaining our compliance with the covenants of our Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins or borrowing capacity under our Revolving Facility were amended. In connection with this amendment, we incurred fees and other costs totaling $0.8 million, of which a majority was capitalized.

As of March 31, 2020, we had $684.0 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

0.875% Convertible Senior Notes

The issuance in December 2019 of the combined $218.0  million aggregate principal amount of the 0.875% Convertible Senior Notes resulted in $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes, including any discounts and issuance costs, by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9  million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1  million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2  million in paid capped call fees and an allocation of $1.1  million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, totaled $20.0 million as of March 31, 2020.

1.25% Cash Convertible Senior Notes

As of March 31, 2020, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

The following table summarizes future debt payment obligations as of March 31, 2020:

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
0.875% Convertible Senior Notes (1)	$218,000	$0	$0	$0	$0	$0	$218,000
1.25% Cash Convertible Senior Notes (2)	345,000	345,000	0	0	0	0	0
Term Loan	325,000	22,500	30,000	37,500	235,000	0	0
Revolving Facility (3)	215,000	0	0	0	215,000	0	0
Total debt	$1,103,000	$367,500	$30,000	$37,500	$450,000	$0	$218,000
(1)	Amount represents face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portion.
(2)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(3)	Assumes no additional borrowings after March 31, 2020, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

11. Income Taxes

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

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2020	2019
Loss from continuing operations before income taxes	$(20,701)	$(6,045)
Income tax benefit (provision)	$347	$(1,932)
Effective tax rate	1.7%	(32.0%)

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2020, compared with the prior year comparable period, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had less impact on the pre-tax loss of $20.7 million in the three months ended March 31, 2020, compared to the impacts of these items on a pre-tax loss of $6.0 million for the three months ended March 31, 2019.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended March 31, 2020, we recorded valuation allowances of $1.6 million related to U.S. and foreign net operating loss carryforwards.

Our unrecognized income tax benefits were $21.6 million and $20.6 million as of March 31, 2020 and December 31, 2019, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	March 31, 2020
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$473
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	0	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	1
Total derivatives		$0		$474

	December 31, 2019
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	84	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	185
Total derivatives		$84		$185

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of March 31, 2020, there were 9 forward contracts outstanding that were staggered to mature monthly starting in April 2020 and ending in December 2020. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2020. As of March 31, 2020, the notional amount for each of the outstanding forward contracts was 280 million INR, or the equivalent of $3.7 million, based on the exchange rate between the United States dollar and the INR in effect as of March 31, 2020. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of March 31, 2020, we estimate that $0.5 million of net unrealized derivative losses included in accumulated other comprehensive income (“AOCI”) will be reclassified into income within the next nine months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended March 31, 2020	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31, 2020
Foreign exchange contracts	$(473)	Cost of Revenue	$0
		Selling, general and administrative expenses	0
		Research and development	$0

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended March 31, 2019	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31, 2019
Foreign exchange contracts	$151	Cost of Revenue	$7
		Selling, general and administrative expenses	5
		Research and development	$7

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2020	2019
1.25% Call Option	$(84)	$(6,074)
1.25% Embedded cash conversion option	184	6,449
Net income included in Other income, net	$100	$375

13. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2019 (1)	$(4,392)	$0	$(4,392)
Other comprehensive income (loss) before reclassifications	(2,512)	(351)	(2,863)
Net other comprehensive loss	(2,512)	(351)	(2,863)
Balance as of March 31, 2020 (2)	$(6,904)	$(351)	$(7,255)

(1)   Net of taxes of $149 thousand arising from the revaluation of tax effects included in AOCI.

(2)   Net of taxes of $122 thousand for unrealized net losses on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2018 (1)	$(5,584)	$195	$(5,389)
Other comprehensive income (loss) before reclassifications	695	111	806
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(14)	(14)
Net other comprehensive income	695	97	792
Balance as of March 31, 2019 (2)	$(4,889)	$292	$(4,597)

(1)   Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives and $149 thousand arising from the revaluation of tax effects included in AOCI.

(2)   Net of taxes of $102 thousand for unrealized net losses on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2020			2019
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,512)	$0	$(2,512)	$695	$0	$695
Foreign exchange contracts:
Net (losses) gains arising during the period	(473)	122	(351)	151	(40)	111
Net losses (gains) reclassified into income	0	0	0	(19)	5	(14)
Net change in unrealized (losses) gains on foreign exchange contracts	(473)	122	(351)	132	(35)	97
Net (loss) gain on cash flow hedges	(473)	122	(351)	132	(35)	97
Other comprehensive (loss) income	$(2,985)	$122	$(2,863)	$827	$(35)	$792

14. Contingencies

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with the DOJ to resolve all of the DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont, and we announced that on January 27, 2020, Practice Fusion entered into a deferred prosecution agreement and various civil settlement agreements, including with the Medicaid programs for each U.S. state, the District of Columbia and Puerto Rico (collectively, the “Settlement Agreements”) resolving the investigations conducted by the DOJ and the U.S. Attorney’s Office. The Settlement Agreements require Practice Fusion to, among other matters, pay a criminal fine of $25.3 million, a forfeiture payment of $959,700 and a civil settlement of $118.6 million, which includes $5.2 million designated for the state Medicaid program expenditures. The terms of Settlement Agreements resolved, among other things, allegations that Practice Fusion, long before its acquisition by Allscripts and concerning conduct about which Allscripts was unaware at the time of the acquisition, violated the AKS through the manner by which a sponsored Clinical Decision Support arrangement was sold to an opioid manufacturer and other AKS allegations made by the DOJ against Practice Fusion, as well as False Claims Act allegations pertaining to Meaningful Use payments the federal government made to users of Practice Fusion’s EHR system. In April 2020, Practice Fusion amended its civil settlement agreement with the DOJ by revising the timing of certain of the payments required to be made by Practice Fusion. Pursuant to the amendment, the Federal settlement amounts that were otherwise owed in the Company’s second and third fiscal quarters were reduced by half, and the balance of the Federal settlement amount owed by Practice Fusion will become due in January 2021.

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

During the first quarter of 2020, we realigned our reporting structure to organize the Company around strategic business units to maximize delivery of client commitments, operational effectiveness and competitiveness. As a result, we have three operating segments, (i) Core Clinical and Financial Solutions, (ii) Data, Analytics and Care Coordination and (iii) EPSiTM. The Core Clinical and Financial Solutions and Data, Analytics and Care Coordination operating segments are the equivalent to the reportable segments. The new reportable segments are (i) Core Clinical and Financial Solutions and (ii) Data, Analytics and Care Coordination. The new Core Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management. The new Data, Analytics and Care Coordination segment derives its revenue from the sale of patient engagement, care coordination, and payer and life sciences solutions, which are mainly targeted at hospitals, health systems, other care facilities, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The EPSiTM operating segment is included in the “Unallocated Amounts” category as it does not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments. The segment disclosures below for the three months ended March 31, 2019 have been revised to conform to the current year presentation.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware. We do not track our assets by segment.

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenue:
Core Clinical and Financial Solutions	$321,539	$341,896
Data, Analytics and Care Coordination	82,062	74,259
Unallocated Amounts	13,112	15,894
Total revenue	$416,713	$432,049

Gross profit:
Core Clinical and Financial Solutions	$102,414	$119,337
Data, Analytics and Care Coordination	51,889	50,120
Unallocated Amounts	2,658	4,638
Total gross profit	$156,961	$174,095

Income (loss) from operations:
Core Clinical and Financial Solutions	$27,534	$42,498
Data, Analytics and Care Coordination	19,361	17,696
Unallocated Amounts	(56,095)	(57,549)
Total income (loss) from operations	$(9,200)	$2,645

16. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of March 31, 2020 and 2019 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016, to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	March 31,
(In thousands)	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$204,308	$137,167
Restricted cash	7,824	10,681
Total cash, cash equivalents and restricted cash	$212,132	$147,848

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, statements regarding our settlement agreements with the DOJ and statements regarding our expected future investment in research and development efforts. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Form 10-K”) and Part II, Item 1A of this Form 10-Q under the headings “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the magnitude, severity and duration of the COVID-19 pandemic, including the impacts of the pandemic, along with the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; the failure by Practice Fusion to comply with the terms of the settlement agreements with the DOJ; the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; the expected financial results of businesses acquired by us; the successful integration of businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our EIS Business; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services, ransomware or other Internet-based attacks; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; the failure of markets in which we operate to develop as quickly as expected; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; the performance of our products; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third party technologies; our ability to maintain or expand our business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers face an aging population and the challenge of caring for an increasing number of patients with chronic diseases, as well as the urgency of the COVID-19 crisis. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight could impact our clients and our business. The passage of the 21 Century Cures Act in December 2016 assuaged some concerns about interoperability and possible FDA oversight of EHRs, and the ensuing regulations on data blocking and interoperability were just released by the Department of Health and Human Services (“HHS”) in March 2020. Certain of the elements of the new regulation may have a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts will need to complete development work to satisfy the revised and new certification criterion just released, and we and our clients will be making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

Population health management, analytics, data connectivity based on open Application Programming Interfaces (“APIs”) and other exchange mechanisms, and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives are critical tools for success under the framework of the Quality Payment Program (“QPP”), launched by the Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”). As healthcare providers and payers continue to migrate from volume-based to value-based care delivery and also weigh compliance with the newly finalized information blocking and interoperability regulations from the Office of the National Coordinator for Health Information Technology (“ONC”) and CMS, solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Additionally, there is a small but growing portion of the market interested in payment models not reliant on insurance, such as the direct primary care model, with doctors and other healthcare professionals interested in the clinical value of the interoperable EHR separate and apart from payment mechanisms established by public or commercial payers or associated reporting requirements.

We believe our solutions are delivering value to our clients by providing them with powerful connectivity, as well as increasingly robust patient engagement and care coordination tools, enabling users to successfully participate in alternative payment models that reward high value care delivery. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this evolving area to be a key driver of our future growth, both domestically and globally.

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

Given that CMS annually proposes new and revised regulations, including payment rules for upcoming years, which require use of EHRs and other health information technology even as we comply with previously published rules, our industry is preparing on an ongoing basis for additional areas in which we must execute compliance. Similarly, our ability to achieve newly expanded applicable product certification requirements resulting from changing strategies at the ONC and the scope of related development and other efforts required to meet regulatory standards could both materially impact our capacity to maximize the market opportunity. All our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body (the most recent edition), and we remain committed to satisfying the new certification requirements and meeting the conditions of certification that were recently finalized by the ONC.

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

HITECH resulted in additional related new orders for our EHR products, and we believe that the MACRA may drive purchases of not only EHRs but also additional technologies necessary in advanced payment models. Large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology is insignificant, those considering replacement purchases are increasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. As incentive payment strategies shift in policies under the current Presidential Administration in the United States, the role of commercial payers and their continued expansion of alternative payment models and interest in attaining larger volumes of clinical data, as well as the anticipated growth in Medicaid payment models, are expected to provide additional incentives for purchase and expansion.

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

Impacts of COVID-19

The global outbreak of the novel coronavirus (COVID-19) has severely restricted the level of economic activity around the world. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We are conducting business with certain modifications to employee travel, employee work locations, and cost reduction initiatives, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders.

The COVID-19 pandemic negatively impacted revenue in the quarter as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base towards the end of the quarter. In April 2020, we implemented cost actions that included headcount reductions and temporary salary measures. We believe our cost reduction actions and liquidity serve to position us appropriately and provide operating and financial flexibility to assist us in navigating through this uncertain environment.

The extent to which the COVID-19 outbreak impacts the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity, and the actions to contain its impacts on public health and the global economy. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Critical Accounting Policies and Estimates

We adopted Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Refer to Note 2 “Revenue from Contracts with Customers” and Note 3 “Accounts Receivable” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information regarding the impact of adopting ASU 2016-13.

There were no other material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

First Quarter 2020 Summary

During the first quarter of 2020, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and integrating recent acquisitions. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the first quarter of 2020 was $417 million, a decrease of $15 million compared to the first quarter of 2019. For the three months ended March 31, 2020, software delivery, support and maintenance revenue and client services revenue was $264 million and $153 million, respectively, compared with $275 million and $157 million, respectively, during the three months ended March 31, 2019. Gross profit for the first quarter was $157 million, a decrease of $17 million compared to the first quarter of 2019. Gross margin decreased to 37.7% in the first quarter of 2020 compared to a 40.3% gross margin in first quarter of 2019.

Our contract backlog as of March 31, 2020 was $4.5 billion, which increased compared with our contract backlog of $4.4 billion and $4.0 billion as of December 31, 2019 and March 31, 2019, respectively.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $205 million for the three months ended March 31, 2020, which represents an decrease of 28% over the comparable prior period amount of $286 million and a decrease of 34% from the fourth quarter of 2019 amount of $312 million.

Overview of Consolidated Results

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	% Change
Revenue:
Software delivery, support and maintenance	$263,612	$275,512	(4.3%)
Client services	153,101	156,537	(2.2%)
Total revenue	416,713	432,049	(3.5%)
Cost of revenue:
Software delivery, support and maintenance	76,325	81,033	(5.8%)
Client services	152,786	148,699	2.7%
Amortization of software development and acquisition-related assets	30,641	28,222	8.6%
Total cost of revenue	259,752	257,954	0.7%
Gross profit	156,961	174,095	(9.8%)
Gross margin %	37.7%	40.3%
Selling, general and administrative expenses	97,288	100,245	(2.9%)
Research and development	62,155	64,310	(3.4%)
Asset impairment charges	0	98	(100.0%)
Amortization of intangible and acquisition-related assets	6,718	6,797	(1.2%)
(Loss) income from operations	(9,200)	2,645	NM
Interest expense	(12,223)	(10,184)	20.0%
Other income, net	522	513	1.8%
Recovery of long-term investments	0	1,045	(100.0%)
Equity in net income (loss) of unconsolidated investments	200	(64)	NM
Loss from continuing operations before income taxes	(20,701)	(6,045)	NM
Income tax benefit (provision)	347	(1,932)	(118.0%)
Effective tax rate	1.7%	(32.0%)
Net loss	(20,354)	(7,977)	155.2%
Net loss attributable to non-controlling interests	0	424	(100.0%)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(20,354)	$(7,553)	169.5%

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Revenue:
Recurring revenue	$341,219	$348,636	(2.1%)
Non-recurring revenue	75,494	83,413	(9.5%)
Total revenue	$416,713	$432,049	(3.5%)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

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

Recurring revenue decreased for the three months ended March 31, 2020 compared to the prior year comparable period primarily due to attrition. The decrease was partially offset by an increase in subscription revenue. Non-recurring revenue decreased for the three months ended March 31, 2020 compared to the prior year comparable period due to lower upfront software revenues and project delays that impacted client services revenue. The decrease was partially offset by new business from perpetual software license sales.

The percentage of recurring and non-recurring revenue of our total revenue was 82% and 18%, respectively, during the three months ended March 31, 2020 and 81% and 19%, respectively, during the three months ended March 31, 2019.

Gross Profit

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	% Change
Total cost of revenue	$259,752	$257,954	0.7%
Gross profit	$156,961	$174,095	(9.8%)
Gross margin %	37.7%	40.3%

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Gross profit and gross margin decreased during the three months ended March 31, 2020 compared with the prior year comparable period, primarily due to attrition, revenue profile and unproductive labor costs due to project delays. The decrease was partially offset by new business in software subscription revenues and a reduction in headcount costs.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Selling, general and administrative expenses	$97,288	$100,245	(2.9%)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Selling, general and administrative expenses decreased during the three months ended March 31, 2020, compared with the prior year comparable period. The decrease is primarily due to the DOJ-related legal expenses that were incurred during the three months ended March 31, 2019.

Research and Development

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Research and development	$62,155	$64,310	(3.4%)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Research and development expenses decreased during the three months ended March 31, 2020 compared with the prior year comparable period, primarily due to the impact of strategic efficiency initiatives that began in 2019.

Asset Impairment Charges

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Asset impairment charges	$0	$98	(100.0%)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Asset impairment charges for the three months ended March 31, 2019 were the result of miscellaneous fixed asset write-offs.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Amortization of intangible and acquisition-related Assets	$6,718	$6,797	(1.2%)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

The decrease in amortization expense for the three months ended March 31, 2020, compared with the prior year comparable period, was due to normal amortization expense and certain intangible assets being fully amortized in 2019.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Interest expense	$12,223	$10,184	20.0%

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Interest expense increased during the three months ended March 31, 2020 compared to the prior year comparable period due to higher borrowings and a full quarter accrual of interest on the 0.875% convertible senior notes.

Other Income, Net

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Other income, net	$522	$513	1.8%

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Other income, net for the three months ended March 31, 2020 and 2019 consisted of a combination of interest income, and miscellaneous receipts and expenses.

Recovery of Long-term investments

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Recovery of long-term investments	$0	$1,045	(100.0%)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

During the three months ended March 31, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired.

Equity in Net Income (Loss) of Unconsolidated Investments

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Equity in net income (loss) of unconsolidated investments	$200	$(64)	NM

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting based on one quarter lag.

Income Taxes

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	% Change
Income tax benefit (provision)	$347	$(1,932)	(118.0%)
Effective tax rate	1.7%	(32.0%)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2020, compared with the prior year comparable period, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had less impact on the pre-tax loss of $20.7 million for the three months ended March 31, 2020, compared to the impacts of these items on a pre-tax loss of $6.0 million for the three months ended March 31, 2019.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended March 31, 2020, we recorded valuation allowances of $1.6 million related to U.S. and foreign net operating loss carryforwards.

Non-Controlling Interests

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Net loss attributable to non-controlling interest	$0	$424	(100.0%)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

The net loss attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. We purchased all of the outstanding minority interests in Pulse8, Inc. during the first quarter of 2019.

Segment Operations

The segment disclosures below for the three months ended March 31, 2019 have been revised to conform to the current year presentation. Refer to Note 15 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Revenue:
Core Clinical and Financial Solutions	$321,539	$341,896	(6.0%)
Data, Analytics and Care Coordination	82,062	74,259	10.5%
Unallocated Amounts	13,112	15,894	17.5%
Total revenue	$416,713	$432,049	(3.5%)

Gross Profit:
Care Coordination and Financial Solutions	$102,414	$119,337	(14.2%)
Data, Analytics and Care Coordination	51,889	50,120	3.5%
Unallocated Amounts	2,658	4,638	42.7%
Total gross profit	$156,961	$174,095	(9.8%)

Income (loss) from operations:
Care Coordination and Financial Solutions	$27,534	$42,498	(35.2%)
Data, Analytics and Care Coordination	19,361	17,696	9.4%
Unallocated Amounts	(56,095)	(57,549)	2.5%
Total (loss) income from operations	$(9,200)	$2,645	NM

Core Clinical and Financial Solutions

Our Core Clinical and Financial Solutions segment derives its revenue from the sale of integrated clinical software applications and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management.

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	% Change
Revenue	$321,539	$341,896	(6.0%)
Gross profit	$102,414	$119,337	(14.2%)
Gross margin %	31.9%	34.9%
Income from operations	$27,534	$42,498	(35.2%)
Operating margin %	8.6%	12.4%

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Core Clinical and Financial Solutions revenue decreased during the three months ended March 31, 2020, compared with the prior year comparable period primarily due to lower upfront software revenues, attrition and project delays that impacted client services revenue. The decrease was partially offset by an increase in managed services revenue.

Gross profit and margin decreased during the three months ended March 31, 2020 compared with the prior year comparable period, primarily due the previously mentioned attrition, revenue profile and unproductive labor costs due to project delays. The decrease was partially offset by a reduction in headcount costs.

Operating margin decreased for the three months ended March 31, 2020, compared with the prior year comparable period due to a decline in gross profit. The decrease was partially offset by lower research and development expenses driven by headcount reduction actions taken during 2019.

Data, Analytics and Care Coordination

Our Data, Analytics and Care Coordination segment derives its revenue from the sale of patient engagement, care coordination, and payer and life sciences solutions, which are mainly targeted at hospitals, health systems, other care facilities, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze and coordinate care while improving the quality, efficiency and value of healthcare delivery across the entire care community.

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	% Change
Revenue	$82,062	$74,259	10.5%
Gross profit	$51,889	$50,120	3.5%
Gross margin %	63.2%	67.5%
Income from operations	$19,361	$17,696	9.4%
Operating margin %	23.6%	23.8%

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Data, Analytics and Care Coordination revenue increased for the three months ended March 31, 2020 compared with the prior year comparable period due to increases in perpetual software license sales and subscription revenue.

Gross margin decreased during the three months ended March 31, 2020 compared with the prior year comparable period, primarily due to headcount growth and higher costs incurred to support the growth of this segment.

Operating margin slightly decreased during the three months ended March 31, 2020 compared with the prior year comparable period due to a decline in gross margin. The decrease was partially offset by lower selling, general and administrative expenses driven by the DOJ-related legal expenses incurred during the three months ended March 31, 2019.

Unallocated Amounts

The EPSiTM operating segment is included in the “Unallocated Amounts” category as it does not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments. The “Unallocated Amounts” category also includes (i) corporate general and administrative expenses (including marketing expenses) and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware.

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	% Change
Revenue	$13,112	$15,894	(17.5%)
Gross profit	$2,658	$4,638	(42.7%)
Gross margin %	20.3%	29.2%
Loss from operations	$(56,095)	$(57,549)	2.5%
Operating margin %	NM	NM

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Revenue from the resale of ancillary products, primarily consisting of hardware, is customer and project driven and, as a result, can fluctuate from period to period. Revenue decreased during the three months ended March 31, 2020 compared with the prior year comparable period, primarily due to a decrease in hardware revenue.

Gross profit and margin decreased during the three months ended March 31, 2020 compared with the prior year comparable period, primarily due to headcount growth.

Loss from operations decreased during the three months ended March 31, 2020 compared with the prior year comparable period, primarily due to a decrease in marketing expenses related to our annual Healthcare Information and Management Systems Society (“HIMSS”) conference.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. March 31, 2020
(In millions)	As of March 31, 2020	As of December 31, 2019	As of March 31, 2019	December 31, 2019	March 31, 2019
Software delivery, support and maintenance	$2,561	$2,519	$2,717	1.7%	(5.7%)
Client services	1,946	1,848	1,324	5.3%	47.0%
Total contract backlog	$4,507	$4,367	$4,041	3.2%	11.5%

Total contract backlog as of March 31, 2020 increased compared with December 31, 2019 and March 31, 2019. Total contract backlog can fluctuate between periods based on the level of revenue and bookings, as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties. Our liquidity was influenced by the COVID-19 pandemic during the three months ended March 31, 2020. We increased cash on hand through additional credit facility borrowings to provide financial flexibility and enhance our ability to address potential future uncertainties regarding the impact of the COVID-19 pandemic. Our principal sources of liquidity consisted of cash and cash equivalents of $212 million and available borrowing capacity of $684 million under our revolving credit facility as of March 31, 2020. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Net loss	$(20,354)	$(7,977)	$(12,377)
Non-cash adjustments to net loss	65,804	66,399	(595)
Cash impact of changes in operating assets and liabilities	(49,158)	(22,606)	(26,552)
Net cash (used in) provided by operating activities - continuing operations	(3,708)	35,816	(39,524)
Net cash (used in) provided by operating activities - discontinued operations	0	(30,000)	30,000
Net cash (used in) provided by operating activities	$(3,708)	$5,816	$(9,524)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

During the three months ended March 31, 2020 we had net use of cash from operating activities – continuing operations compared to net cash provided by operating activities – continuing operations during the three months ended March 31, 2019. Non-cash adjustments to net loss increased during the three months ended March 31, 2020 compared to the prior year comparable period, primarily due to an increase in depreciation and amortization expenses and no recovery of a previously impaired investment in the current period. The increase was partially offset by a decrease in stock-based compensation expenses during the three months ended March 31, 2020. The impact of changes in operating assets and liabilities is primarily due to working capital changes, the timing of incentive compensation payments and the $57.3 million payment related to the DOJ Settlement Agreements.

Net cash used in operating activities – discontinued operations during the three months ended March 31, 2019 reflects an advance income tax payment related to the gain realized upon the sale of our investment in Netsmart on December 31, 2018.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Capital expenditures	$(2,845)	$(4,847)	$2,002
Capitalized software	(28,556)	(28,600)	44
(Purchases) sales of equity securities, other investments and related intangible assets, net	(3,028)	32	(3,060)
Other proceeds from investing activities	0	5	(5)
Net cash used in investing activities	$(34,429)	$(33,410)	$(1,019)

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Net cash used in investing activities slightly increased during the three months ended March 31, 2020, compared with the prior year comparable period. The increase in the use of cash during 2020 was primarily due to our purchase of additional investments, partially offset by lower capital spending.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Taxes paid related to net share settlement of equity awards	$(3,174)	$(5,327)	$2,153
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	0	(758)
Credit facility payments	(80,000)	(5,000)	(75,000)
Credit facility borrowings, net of issuance costs	210,000	120,000	90,000
Repurchase of common stock	(9,714)	(65,070)	55,356
Payment of acquisition and other financing obligations	(2,911)	(55)	(2,856)
Purchases of subsidiary shares owned by non-controlling interest	0	(54,064)	54,064
Net cash provided (used in) by financing activities	$113,443	$(9,516)	$122,959

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

During the three months ended March 31, 2020 we had net cash provided by financing activities compared with net use of cash in financing activities during the three months ended March 31, 2019. During the three months ended March 31, 2020, we had higher net credit facility borrowings in order to increase cash on hand and provide financial flexibility to enhance our ability to address potential future uncertainties regarding the impact of the COVID-19 pandemic. During the three months ended March 31, 2020, we also repurchased a lower amount of our common stock, increased payments on debt instruments, and had an absence of minority interest purchases compared with the three months ended March 31, 2019.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 0.875% Convertible Senior Notes, the 1.25% Notes and the Senior Secured Credit Facility as of March 31, 2020.

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments:
0.875% Convertible Senior Notes (1)	$218,000	$0	$0	$0	$0	$0	$218,000
1.25% Cash Convertible Senior Notes (2)	345,000	345,000	0	0	0	0	0
Senior Secured Credit Facility (3)	540,000	22,500	30,000	37,500	450,000	0	0
Total principal payments	1,103,000	367,500	30,000	37,500	450,000	0	218,000
Interest payments:
0.875% Convertible Senior Notes	13,471	1,070	1,908	1,908	1,908	1,908	4,769
1.25% Cash Convertible Senior Notes (2)	2,156	2,156	0	0	0	0	0
Senior Secured Credit Facility (3) (4)	46,015	12,223	15,578	14,705	3,509	0	0
Total interest payments	61,642	15,449	17,486	16,613	5,417	1,908	4,769
Total future debt payments	$1,164,642	$382,949	$47,486	$54,113	$455,417	$1,908	$222,769
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.

(2)      Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(3)	Assumes no additional borrowings after March 31, 2020, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(4)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on March 31, 2020, which was 2.74%.

Other Matters Affecting Future Capital Requirements

Research and development investment is expected to decline for the remainder of 2020 as the company is implementing cost reduction initiatives. Total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $212 million as of March 31, 2020, our future cash flows, our borrowing capacity under our Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our 2018 stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the three months ended March 31, 2020, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the three months ended March 31, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

We have implemented, and continue to refine, internal controls related to the new credit loss accounting standard which we adopted on January 1, 2020. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Except as follows, there have been no material changes during the three months ended March 31, 2020 from the risk factors as previously disclosed in our Form 10-K.

The novel coronavirus (COVID-19) pandemic could materially adversely impact the business, results of operations, financial condition, liquidity and cash flows of us and our clients.

The COVID-19 pandemic and efforts to control its spread could have a significant impact on our operations and the operations of our healthcare clients. The magnitude and duration of the disruption and resulting decline in business activity will largely depend on future developments which are highly uncertain and cannot be predicted. Because our hospital and other health care provider clients have understandably prioritized their resources towards the COVID-19 outbreak, we expect that our business will be adversely affected, including by negatively impacting the demand for our solutions (including the timeframes for the implementation of our solutions) and the timing of the payment for our solutions, while restricting our sales, marketing, and other important business activities. We are unable to predict the magnitude of any such affect.

As a result of the COVID-19 pandemic, certain industry events that we sponsor or at which we present and certain client events have been canceled, postponed or moved to virtual-only experiences, and we have instituted a work-from-home policy for most of our employees. Concerns over the economic impact of the COVID-19 pandemic have also caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience adverse effects on our business, financial condition, and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the other “Risk Factors” that are incorporated by reference herein, such as those relating to our products and services, sales cycles and implementation schedules, the retention of key employees, financial performance and debt obligations.

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

The following table summarizes the stock repurchase activity during the three months ended March 31, 2020 and the approximate dollar value of shares that may yet be purchased under our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
01/01/20—01/31/20	0	$0.00	0	$101,800
02/01/20—02/29/20	0	$0.00	0	$101,800
03/01/20—03/31/20	1,449	$6.85	1,449	$92,116
	1,449	$6.85	1,449

Item 6.Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
10.1	Letter Agreement, dated April 8, 2020, between the U.S. Department of Justice and Practice Fusion, amending Exhibit A of the Civil Settlement Agreement dated January 26, 2020	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 8, 2020