Form 10-Q
period 2020-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2020-07-31
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, there were 162,969,271 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$199,004	$129,668
Restricted cash	6,194	7,871
Accounts receivable, net of allowance of $36,972 and $23,879 as of June 30, 2020 and December 31, 2019, respectively	415,848	459,751
Contract assets, net of allowance of $1,068 and $0 as of June 30, 2020 and December 31, 2019, respectively	99,675	95,982
Prepaid expenses and other current assets	149,080	147,990
Total current assets	869,801	841,262
Fixed assets, net	75,728	88,339
Software development costs, net	253,442	243,929
Intangible assets, net	343,636	374,142
Goodwill	1,361,406	1,362,017
Deferred taxes, net	5,333	5,704
Contract assets - long-term, net of allowance of $4,273 and $0 as of June 30, 2020 and December 31, 2019, respectively	47,553	67,559
Right-of-use assets - operating leases	107,661	98,020
Other assets	124,278	124,767
Total assets	$3,188,838	$3,205,739

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,552	$104,014
Accrued expenses	190,645	270,662
Accrued compensation and benefits	82,097	68,569
Deferred revenue	366,378	379,843
Current maturities of long-term debt	374,538	364,465
Current operating lease liabilities	22,072	23,137
Total current liabilities	1,111,282	1,210,690
Long-term debt	661,703	551,004
Deferred revenue	12,055	12,337
Deferred taxes, net	23,940	21,038
Long-term operating lease liabilities	104,815	95,162
Other liabilities	32,114	30,320
Total liabilities	1,945,909	1,920,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2020 and December 31, 2019; 274,463 and 162,969 shares issued and outstanding as of June 30, 2020, respectively; 272,609 and 162,475 shares issued and outstanding as of December 31, 2019, respectively	2,743	2,725
Treasury stock: at cost, 111,493 and 110,134 shares as of June 30, 2020 and December 31, 2019, respectively	(579,678)	(571,157)
Additional paid-in capital	1,920,645	1,907,348
Accumulated deficit	(95,248)	(49,336)
Accumulated other comprehensive loss	(5,533)	(4,392)
Total stockholders’ equity	1,242,929	1,285,188
Total liabilities and stockholders’ equity	$3,188,838	$3,205,739

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenue:
Software delivery, support and maintenance	$256,021	$285,023	$519,633	$560,535
Client services	150,202	159,437	303,303	315,974
Total revenue	406,223	444,460	822,936	876,509
Cost of revenue:
Software delivery, support and maintenance	74,243	84,056	150,568	165,089
Client services	135,484	147,252	288,270	295,951
Amortization of software development and acquisition-related assets	32,012	29,030	62,653	57,252
Total cost of revenue	241,739	260,338	501,491	518,292
Gross profit	164,484	184,122	321,445	358,217
Selling, general and administrative expenses	114,620	105,542	211,908	205,787
Research and development	48,282	63,414	110,437	127,724
Asset impairment charges	0	3,691	0	3,789
Amortization of intangible and acquisition-related assets	6,328	6,732	13,046	13,529
(Loss) income from operations	(4,746)	4,743	(13,946)	7,388
Interest expense	(11,395)	(10,424)	(23,618)	(20,608)
Other loss, net	(875)	(144,994)	(353)	(144,481)
(Impairment) recovery of long-term investments	(550)	0	(550)	1,045
Equity in net income (loss) of unconsolidated investments	16,834	218	17,034	154
Loss before income taxes	(732)	(150,457)	(21,433)	(156,502)
Income tax (provision) benefit	(6,873)	527	(6,526)	(1,405)
Net loss	(7,605)	(149,930)	(27,959)	(157,907)
Net loss attributable to non-controlling interests	0	0	0	424
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,605)	$(149,930)	$(27,959)	$(157,483)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share - Basic	$(0.05)	$(0.90)	$(0.17)	$(0.94)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share - Diluted	$(0.05)	$(0.90)	$(0.17)	$(0.94)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss	$(7,605)	$(149,930)	$(27,959)	$(157,907)
Other comprehensive income (loss):
Foreign currency translation adjustments	918	(156)	(1,594)	539
Change in fair value of derivatives qualifying as cash flow hedges	1,084	42	611	174
Other comprehensive income (loss) before income tax (expense) benefit	2,002	(114)	(983)	713
Income tax (expense) benefit related to items in other comprehensive income (loss)	(280)	(11)	(158)	(46)
Total other comprehensive income (loss)	1,722	(125)	(1,141)	667
Comprehensive income (loss)	(5,883)	(150,055)	(29,100)	(157,240)
Comprehensive loss attributable to non-controlling interests	0	0	0	424
Comprehensive income (loss), net	$(5,883)	$(150,055)	$(29,100)	$(156,816)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Number of common shares
Balance at beginning of period	273,484	272,013	272,609	270,955
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	979	459	1,854	1,517
Balance at end of period	274,463	272,472	274,463	272,472
Common stock
Balance at beginning of period	$2,733	$2,719	$2,725	$2,709
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	10	5	18	15
Balance at end of period	$2,743	$2,724	$2,743	$2,724
Number of treasury stock shares
Balance at beginning of period	(111,583)	(105,879)	(110,134)	(99,731)
Issuance of treasury stock	90	61	90	61
Purchase of treasury stock	0	0	(1,449)	(6,148)
Balance at end of period	(111,493)	(105,818)	(111,493)	(105,818)
Treasury stock
Balance at beginning of period	$(580,871)	$(525,613)	$(571,157)	$(460,543)
Issuance of treasury stock	1,193	846	1,193	846
Purchase of treasury stock	0	0	(9,714)	(65,070)
Balance at end of period	$(579,678)	$(524,767)	$(579,678)	$(524,767)
Additional paid-in capital
Balance at beginning of period	$1,914,816	$1,858,319	$1,907,348	$1,881,494
Stock-based compensation	7,166	10,129	17,120	21,523
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(2,376)	(1,373)	(5,544)	(6,711)
Capped call transactions	797	0	797	0
Issuance of treasury stock	(440)	(144)	(440)	(144)
Warrants issued	682	682	1,364	1,364
Acquisition of non-controlling interest	0	0	0	(29,913)
Balance at end of period	$1,920,645	$1,867,613	$1,920,645	$1,867,613
Retained earnings (accumulated deficit)
Balance at beginning of period	$(87,643)	$125,289	$(49,336)	$132,842
Net loss less net loss attributable to non-controlling interests	(7,605)	(149,930)	(27,959)	(157,483)
ASU 2016-13 implementation adjustments	0	0	(17,953)	0
Balance at end of period	$(95,248)	$(24,641)	$(95,248)	$(24,641)
Accumulated other comprehensive loss
Balance at beginning of period	$(7,255)	$(4,597)	$(4,392)	$(5,389)
Foreign currency translation adjustments, net	918	(156)	(1,594)	539
Unrecognized gain on derivatives qualifying as cash flow hedges, net of tax	804	31	453	128
Balance at end of period	$(5,533)	$(4,722)	$(5,533)	$(4,722)
Non-controlling interest
Balance at beginning of period	$0	$0	$0	$29,314
Acquisition of non-controlling interest	0	0	0	(28,890)
Net loss attributable to non-controlling interests	0	0	0	(424)
Balance at end of period	$0	$0	$0	$0
Total Stockholders’ Equity at beginning of period	$1,241,780	$1,456,117	$1,285,188	$1,580,427
Total Stockholders’ Equity at end of period	$1,242,929	$1,316,207	$1,242,929	$1,316,207

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(27,959)	$(157,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104,524	100,603
Operating right-of-use asset amortization	10,872	11,007
Stock-based compensation expense	17,120	21,790
Deferred taxes	3,132	(1,506)
Asset impairment charges	0	3,789
Impairment (recovery) of long-term investments	550	(1,045)
Equity in net (income) loss of unconsolidated investments	(17,034)	(154)
Other (income) loss, net	(57)	1,992
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	47,853	42,256
Prepaid expenses and other assets	(10,905)	(16,691)
Accounts payable	(27,631)	16,285
Accrued expenses	1,973	1,841
Accrued compensation and benefits	13,603	(47,284)
Deferred revenue	(15,371)	(77,342)
Other liabilities	1,615	(2,670)
Operating leases	(10,327)	(11,874)
Accrued DOJ settlement	(73,020)	145,000
Net cash provided by operating activities - continuing operations	18,938	28,090
Net cash (used in) provided by operating activities - discontinued operations	0	(30,000)
Net cash provided by (used in) operating activities	18,938	(1,910)
Cash flows from investing activities:
Capital expenditures	(4,860)	(9,429)
Capitalized software	(55,277)	(55,222)
Cash paid for business acquisitions, net of cash acquired	0	(11,718)
Sales (purchases) of equity securities, other investments and related intangible assets, net	19,431	(1,159)
Other proceeds from investing activities	0	9
Net cash used in investing activities	(40,706)	(77,519)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(5,533)	(6,695)
Repayment of Convertible Senior Notes	(7,361)	0
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	0
Credit facility payments	(167,500)	(10,000)
Credit facility borrowings, net of issuance costs	285,000	180,000
Repurchase of common stock	(9,714)	(65,070)
Payment of acquisition and other financing obligations	(4,369)	(1,541)
Purchases of subsidiary shares owned by non-controlling interest	0	(54,064)
Net cash provided by financing activities	89,765	42,630
Effect of exchange rate changes on cash and cash equivalents	(338)	143
Net increase (decrease) in cash and cash equivalents	67,659	(36,656)
Cash, cash equivalents and restricted cash, beginning of period	137,539	184,795
Cash, cash equivalents and restricted cash, end of period	205,198	148,139

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported consolidated prior period financial results.

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

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 will be effective for all entities as of March 12, 2020 through December 31, 2022. We adopted ASU 2020-04 on March 12, 2020, and the adoption had no impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740)” (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intraperiod allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this accounting guidance.

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

At June 30, 2020 and December 31, 2019, we had capitalized costs to obtain or fulfill a contract of $19.2 million and $20.8 million, respectively, in Prepaid and other current assets and $34.1 million and $32.9 million, respectively, in Other assets. During the three months ended June 30, 2020 and 2019, we recognized $6.6 million and $7.4 million, respectively, of amortization expense related to such capitalized costs. During the six months ended June 30, 2020 and 2019, we recognized $14.1 million and $15.0 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020
Revenue related to deferred revenue balance at beginning of period	$140,132	$155,616
Revenue related to new performance obligations satisfied during the period	216,990	196,110
Revenue recognized under "right-to-invoice" expedient	58,059	54,082
Reimbursed travel expenses, shipping and other revenue	1,532	415
Total revenue	$416,713	$406,223

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019
Revenue related to deferred revenue balance at beginning of period	$126,184	$146,150
Revenue related to new performance obligations satisfied during the period	248,221	233,696
Revenue recognized under "right-to-invoice" expedient	55,923	62,245
Reimbursed travel expenses, shipping and other revenue	1,721	2,369
Total revenue	$432,049	$444,460

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.4 billion as of June 30, 2020, of which we expect to recognize approximately 33% over the next 12 months, and the remaining 67% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenue:
Recurring revenue	$335,088	$350,113	$676,307	$698,749
Non-recurring revenue	71,135	94,347	146,629	177,760
Total revenue	$406,223	$444,460	$822,936	$876,509

	Three Months Ended June 30, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$167,219	$81,856	$6,946	$256,021
Client services	143,880	3,305	3,017	150,202
Total revenue	$311,099	$85,161	$9,963	$406,223

	Three Months Ended June 30, 2019
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$194,053	$84,947	$6,023	$285,023
Client services	153,729	3,038	2,670	159,437
Total revenue	$347,782	$87,985	$8,693	$444,460

	Six Months Ended June 30, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$341,302	$165,796	$12,535	$519,633
Client services	290,129	7,723	5,451	303,303
Total revenue	$631,431	$173,519	$17,986	$822,936

	Six Months Ended June 30, 2019
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$383,435	$164,455	$12,645	$560,535
Client services	304,759	5,936	5,279	315,974
Total revenue	$688,194	$170,391	$17,924	$876,509

Contract Assets – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. The new guidance required the recognition of lifetime estimated credit losses expected to occur for contract assets. The guidance also required that we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. The adoption of ASU 2016-13 for contract assets was recorded as a debit to retained earnings of $5.3 million as of January 1, 2020.

At adoption, we segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size.  The pools are aligned with management’s review of financial performance. For the six months ended June 30, 2020, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twenty-four-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period.  We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The June 30, 2020 analysis resulted in no change in the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

(In thousands)	Total
Balance at January 1, 2020	$5,341
Current period provision	0
Balance at June 30, 2020	$5,341
Less: Contract assets, short-term	1,068
Total contract assets, long-term	$4,273

3. Accounts Receivable

Trade Accounts Receivable – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. The new guidance required the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also required that we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. The adoption of ASU 2016-13 for trade accounts receivable was recorded as a debit to retained earnings of $12.6 million as of January 1, 2020.

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size. The pools are aligned with management’s review of financial performance. For the six months ended June 30, 2020, no adjustment to the pools was necessary.

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

Changes in the estimate of credit losses for trade accounts receivable are presented in the tables below.

(In thousands)	Total
Balance at January 1, 2020	$36,490
Current period provision	4,261
Write-offs	(3,811)
Recoveries	32
Balance at June 30, 2020	$36,972

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

We have elected the group of practical expedients under ASU 2016-02 to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases and (3) any indirect costs that would have qualified for capitalization for any existing leases. We have lease agreements with lease and non-lease components, which are generally accounted for separately except for real estate and vehicle leases, which we have elected to combine through a practical expedient under ASU 2016-02. Non-lease components for our leases typically consist of executory costs, and the practical expedient allows for all executory costs to be recorded as lease payments. Additionally, for certain equipment leases, we apply a portfolio approach to effectively record right-of-use assets and liabilities.

Our operating leases mainly include office leases and our finance leases include office and computer equipment leases. Our finance leases are not significant. Our leases have remaining lease terms up to 8 years, some of which include options to extend the leases for up to 5 years, which may include options to terminate the leases within 1 year. Operating costs associated with leased assets are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost (1)	$6,439	$7,051	$13,361	$13,768
Less: Sublease income	(166)	(778)	(769)	(1,580)
Total operating lease costs	$6,273	$6,273	$12,592	$12,188
(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statements of operations.

Supplemental information for operating leases is as follows:

(In thousands)	Six Months Ended June 30,
	2020	2019
Operating cash flows from operating leases	$14,283	$14,688
Right-of-use assets obtained in exchange for operating lease obligations	$23,056	$128,664

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	June 30, 2020	December 31, 2019
Right-of-use assets - operating leases	$107,661	$98,020
Current operating lease liabilities	$22,072	$23,137
Long-term operating lease liabilities	$104,815	$95,162
Weighted average remaining lease term (in years)	6	6
Weighted average discount rate	3.6%	4.4%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of June 30, 2020.

June 30, 2020
(In thousands)	Operating Leases
Remainder of 2020	$13,254
2021	26,469
2022	24,914
2023	22,732
2024	17,188
Thereafter	36,462
Total lease liabilities	141,019
Less: Amount representing interest	(14,132)
Less: Short-term lease liabilities	(22,072)
Total long-term lease liabilities	$104,815

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

On June 10, 2019, we acquired the assets of a business engaged in the development, implementation, customization, marketing, licensing and sale of a specialty prescription drug platform, including software that collects, saves and transmits information required to fill a prescription. The drug platform and software enables healthcare providers, pharmacists and payors to digitally interact with one another to fill a prescription. The business is included in our Data, Analytics and Care Coordination business segment.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	June 30, 2020				December 31, 2019
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$611	$0	$611	$0	$0	$0	$0
1.25% Call Option	Other assets	0	0	0	0	0	0	84	84
Total assets		$0	$611	$0	$611	$0	$0	$84	$84

Contingent consideration - current	Accrued expenses	$0	$0	$13,699	$13,699	$0	$0	$17,116	$17,116
Contingent consideration - long-term	Other liabilities	0	0	2,415	2,415	0	0	2,415	2,415
1.25% Embedded cash conversion option	Other liabilities	0	0	0	0	0	0	185	185
Total liabilities		$0	$0	$16,114	$16,114	$0	$0	$19,716	$19,716

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2020 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2019	$19,531	$(101)
Additions	772	0
Payments/write-downs	(4,189)	0
Fair value adjustments	0	101
Balance at June 30, 2020	$16,114	$0

The following table summarizes the quantitative information about our Level 3 fair value measurements at June 30, 2020:

	June 30, 2020
(In thousands, except the discount rate)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Financial instruments:
Contingent consideration	$16,114	Probability Weighted Discounted cash flow	Discount rate	4% to 5%	4%
			Revenue	$0 to $62,500	$31,250
			Registry members	0 to 1,551	776
			Patient data volume	0 to 52,845	26,422
			Projected year of payment	2020 to 2021
Total financial instruments	$16,114
(1)	The weighted average is calculated based upon the absolute fair value of the instruments.

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at June 30, 2020	Cost	June 30, 2020	December 31, 2019
Equity method investments (1)	3	$7,099	$10,667	$11,332
Cost less impairment	8	37,568	27,766	32,462
Total long-term equity investments	11	$44,667	$38,433	$43,794
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

During the six months ended June 30, 2020, we recorded a $16.8 million gain from the sale of a third-party equity method investment.

As of June 30, 2020, it is not possible to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment and Recovery of Long-term Investments

During the six months ended June 30, 2020, we reached a settlement agreement with one of our third-party equity-method investments, which resulted in the recognition of a $0.6 million impairment charge. During the six months ended June 30, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired. The impairment charge and the amount recovered are recognized in the (Impairment) recovery of long-term investments.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as described in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. The carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximates fair value as of June 30, 2020, since the effective interest rate on the 1.25% Notes approximates current market rates. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2020 and 2019 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Cost of revenue:
Software delivery, support and maintenance	$343	$614	$918	$1,127
Client services	808	1,163	1,899	2,256
Total cost of revenue	1,151	1,777	2,817	3,383
Selling, general and administrative expenses	5,081	6,831	12,123	15,156
Research and development	1,428	2,571	3,823	5,448
Total stock-based compensation expense	$7,660	$11,179	$18,763	$23,987

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and six months ended June 30, 2020 and 2019.

We granted stock-based awards as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	4,021	$6.21	4,418	$6.39
Market-based restricted stock units with a service condition	0	$0.00	595	$9.98
	4,021	$6.21	5,013	$6.82

During the six months ended June 30, 2020 and the year ended December 31, 2019, 1.9 million and 1.7 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the six months ended June 30, 2020 and 2019 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2020 and 2019 were 764 thousand and 651 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On August 2, 2018, we announced that our Board of Directors approved a stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020. We repurchased 1.5 million shares of our common stock under the 2018 Program for a total of $9.7 million during the six months ended June 30, 2020. We repurchased no shares during the three months ended June 30, 2020. The approximate dollar value of shares that may yet be purchased under the 2018 Program is $92.1 million as of June 30, 2020. We repurchased 6.1 million shares of our common stock under the 2018 Program for a total of $64.9 million during the six months ended June 30, 2019. We repurchased no shares during the three months ended June 30, 2019. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Basic earnings (loss) per Common Share:
Net loss	$(7,605)	$(149,930)	$(27,959)	$(157,907)
Net loss attributable to non-controlling interests	0	0	0	424
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,605)	$(149,930)	$(27,959)	$(157,483)

Weighted-average common shares outstanding	162,682	166,522	162,571	168,230
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.05)	$(0.90)	$(0.17)	$(0.94)

Diluted earnings (loss) per Common Share:
Net loss	$(7,605)	$(149,930)	$(27,959)	$(157,907)
Net loss attributable to non-controlling interests	0	0	0	424
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,605)	$(149,930)	$(27,959)	$(157,483)

Weighted-average common shares outstanding	162,682	166,522	162,571	168,230
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0	0
Weighted-average common shares outstanding assuming dilution	162,682	166,522	162,571	168,230
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$(0.05)	$(0.90)	$(0.17)	$(0.94)

Due to the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the three and six months ended June 30, 2020 and 2019, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for those periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	50,988	29,720	49,304	27,358

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$546,094	$(454,615)	$91,479	$546,373	$(437,640)	$108,733
Customer contracts and relationships	701,651	(501,494)	200,157	702,034	(488,625)	213,409
Total	$1,247,745	$(956,109)	$291,636	$1,248,407	$(926,265)	$322,142

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,361,406			1,362,017
Total			$1,413,406			$1,414,017

Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2020 were as follows:

(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Balance as of December 31, 2019	734,883	552,471	74,663	1,362,017
Foreign exchange translation	(611)	0	0	(611)
Balance as of June 30, 2020	$734,272	$552,471	$74,663	$1,361,406

There are $39.2 million in accumulated impairment losses associated with our goodwill as of June 30, 2020 and December 31, 2019.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	June 30, 2020			December 31, 2019
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$167,853	$(258)	$168,111	$177,942	$4,697	$173,245
1.25% Cash Convertible Senior Notes	345,000	0	345,000	345,000	7,552	337,448
Senior Secured Credit Facility	527,500	4,370	523,130	410,000	5,224	404,776
Total debt	$1,040,353	$4,112	$1,036,241	$932,942	$17,473	$915,469
Less: Debt payable within one year	375,000	462	374,538	364,653	188	364,465
Total long-term debt, less current maturities	$665,353	$3,650	$661,703	$568,289	$17,285	$551,004
(1)	Principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest expense	$5,680	$6,434	$12,187	$12,663
Amortization of discounts and debt issuance costs	5,715	3,990	11,431	7,945
Total interest expense	$11,395	$10,424	$23,618	$20,608

Interest expense related to the 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes, included in the table above, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Coupon interest	$1,555	$1,078	$3,110	$2,156
Amortization of discounts and debt issuance costs	5,288	3,614	10,576	7,191
Total interest expense related to the convertible notes	$6,843	$4,692	$13,686	$9,347

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

As of June 30, 2020, $317.5 million under the Term Loan, $210.0 million under the Revolving Facility, and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of June 30, 2020, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 2.00%, which totaled 2.18%. We were in compliance with all covenants under the Second Amended Credit Agreement as of June 30, 2020.

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

As of June 30, 2020, we had $689.0 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

0.875% Convertible Senior Notes

The issuance in December 2019 of the combined $218.0  million aggregate principal amount of the 0.875% Convertible Senior Notes resulted in $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes, including any discounts and issuance costs, by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9  million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1  million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2  million in paid capped call fees and an allocation of $1.1  million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. In June 2020, we paid $7.7 million to repurchase $10.1 million of the aggregate principal amount of the 0.875% Convertible Senior Notes, which resulted in a $0.5 million gain. In connection with the repurchase, the capped call transaction was partially terminated, and we received $0.3 million, which resulted in a recognition of $0.8 million in equity to offset the capped call fees and a $0.5 million loss. The remaining principal amount of the 0.875% Convertible Senior Notes at June 30, 2020 totaled $207.9 million. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, at June 30, 2020 totaled $18.7 million.

1.25% Cash Convertible Senior Notes

As of June 30, 2020, the if-converted value of the 1.25% Notes did not exceed the 1.25% Notes’ principal amount.

The following table summarizes future debt payment obligations as of June 30, 2020:

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
1.25% Cash Convertible Senior Notes (2)	345,000	345,000	0	0	0	0	0
Term Loan	317,500	15,000	30,000	37,500	235,000	0	0
Revolving Facility (3)	210,000	0	0	0	210,000	0	0
Total debt	$1,080,411	$360,000	$30,000	$37,500	$445,000	$0	$207,911
(1)	Amount represents face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portion.
(2)	Assumes no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.
(3)	Assumes no additional borrowings after June 30, 2020, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

11. Income Taxes

We account for income taxes under FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). We calculate the quarterly tax provision consistent with the guidance provided by ASC 740, whereby we forecast the estimated annual effective tax rate and then apply that rate to the year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.  There is no tax benefit recognized on certain of the net operating losses incurred due to insufficient evidence supporting the Company’s ability to use these losses in the future. The effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2020	2019	2020	2019
Loss before income taxes	$(732)	$(150,457)	$(21,433)	$(156,502)
Income tax (provision) benefit	$(6,873)	$527	$(6,526)	$(1,405)
Effective tax rate	(938.9%)	0.4%	(30.4%)	(0.9%)

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2020, compared with the prior year comparable periods, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had less impact on the pre-tax loss of $0.7 million and $21.4 million in the three and six months ended June 30, 2020, respectively, compared to the impacts of these items on a pre-tax loss of $150.5 million and $156.5 million for the three and six months ended June 30, 2019, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the six months ended June 30, 2020, we recorded valuation allowances of $1.1 million related to U.S. and foreign net operating loss carryforwards.

Our unrecognized income tax benefits were $21.6 million and $20.6 million as of June 30, 2020 and December 31, 2019, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	June 30, 2020
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$611	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	0	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	0
Total derivatives		$611		$0

	December 31, 2019
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	84	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	185
Total derivatives		$84		$185

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of June 30, 2020, there were 12 forward contracts outstanding that were staggered to mature monthly starting in July 2020 and ending in June 2021. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond July 2021. As of June 30, 2020, the notional amount for each of the outstanding forward contracts ranged from 225 to 280 million INR, or the equivalent of $3.0 million to $3.7 million, based on the exchange rate between the United States dollar and the INR in effect as of June 30, 2020. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of June 30, 2020, we estimate that $0.6 million of net unrealized derivative gains included in accumulated other comprehensive income (“AOCI”) will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Foreign exchange contracts	$991	$518	Cost of Revenue	$(36)	$(36)
			Selling, general and administrative expenses	(18)	(18)
			Research and development	$(38)	$(38)

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Foreign exchange contracts	$189	$340	Cost of Revenue	$53	$60
			Selling, general and administrative expenses	36	41
			Research and development	$59	$66

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
1.25% Call Option	$0	$3,379	$(84)	$(2,695)
1.25% Embedded cash conversion option	1	(3,840)	185	2,609
Net income included in Other income, net	$1	$(461)	$101	$(86)

13. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2019 (1)	$(4,392)	$0	$(4,392)
Other comprehensive loss (income) before reclassifications	(1,594)	384	(1,210)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	69	69
Net other comprehensive (loss) income	(1,594)	453	(1,141)
Balance as of June 30, 2020 (2)	$(5,986)	$453	$(5,533)

(1)   Net of taxes of $149 thousand arising from the revaluation of tax effects included in AOCI.

(2)   Net of taxes of $158 thousand for unrealized net gains on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2018 (1)	$(5,584)	$195	$(5,389)
Other comprehensive income (loss) before reclassifications	539	252	791
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(124)	(124)
Net other comprehensive income	539	128	667
Balance as of June 30, 2019 (2)	$(5,045)	$323	$(4,722)

(1)   Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives and $149 thousand arising from the revaluation of tax effects included in AOCI.

(2)   Net of taxes of $113 thousand for unrealized net losses on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2020			2019
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$918	$0	$918	$(156)	$0	$(156)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	991	(256)	735	189	(49)	140
Net losses (gains) reclassified into income	93	(24)	69	(147)	38	(109)
Net change in unrealized gains (losses) on foreign exchange contracts	1,084	(280)	804	42	(11)	31
Net gain (loss) on cash flow hedges	1,084	(280)	804	42	(11)	31
Other comprehensive income (loss)	$2,002	$(280)	$1,722	$(114)	$(11)	$(125)

	Six Months Ended June 30,
	2020			2019
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(1,594)	$0	$(1,594)	$539	$0	$539
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	518	(134)	384	340	(89)	251
Net losses (gains) reclassified into income	93	(24)	69	(166)	43	(123)
Net change in unrealized gains (losses) on foreign exchange contracts	611	(158)	453	174	(46)	128
Net gain (loss) on cash flow hedges	611	(158)	453	174	(46)	128
Other comprehensive (loss) income	$(983)	$(158)	$(1,141)	$713	$(46)	$667

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

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. In the opinion of our management, except as set forth below with respected to the resolution of the Practice Fusion investigations, the ultimate disposition of pending legal proceedings or claims will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these additional legal proceedings were resolved against or settled by us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that and subsequent reporting periods could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective clients or cause us to incur increased compliance costs, either of which could further adversely affect our operating results.

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

During the second quarter of 2020, (i) certain operations were moved between Core Clinical and Financial Solutions, and Data, Analytics and Care Coordination and (ii) a transfer price allocation was recorded between Core Clinical and Financial Solutions, and Data, Analytics and Care Coordination. In addition, the (i) corporate general and administrative expenses (including marketing expenses) and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware that were previously in the “Unallocated Amounts” have been allocated between the three operating segments.

The new reportable segments are (i) Core Clinical and Financial Solutions and (ii) Data, Analytics and Care Coordination. The new Core Clinical and Financial Solutions segment derives its revenue from the sale of patient engagement, integrated clinical software applications and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management. The new Data, Analytics and Care Coordination segment derives its revenue from the sale of care coordination, practice reimbursement and payer and life sciences solutions, which are mainly targeted at hospitals, health systems, other care facilities, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The EPSiTM operating segment is included in the “Unallocated Amounts” category as it does not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments. The segment disclosures below for the three and six months ended June 30, 2019 have been revised to conform to the current year presentation.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and (loss) income from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenue:
Core Clinical and Financial Solutions	$311,099	$347,782	$631,431	$688,194
Data, Analytics and Care Coordination	85,161	87,985	173,519	170,391
Unallocated Amounts	9,963	8,693	17,986	17,924
Total revenue	$406,223	$444,460	$822,936	$876,509

Gross profit:
Core Clinical and Financial Solutions	$108,522	$122,322	$208,856	$242,447
Data, Analytics and Care Coordination	49,032	55,676	100,697	103,406
Unallocated Amounts	6,930	6,124	11,892	12,364
Total gross profit	$164,484	$184,122	$321,445	$358,217

(Loss) income from operations:
Core Clinical and Financial Solutions	$(16,033)	$(11,734)	$(36,745)	$(17,258)
Data, Analytics and Care Coordination	7,267	12,534	16,932	16,854
Unallocated Amounts	4,020	3,943	5,867	7,792
Total (loss) income from operations	$(4,746)	$4,743	$(13,946)	$7,388

16. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of June 30, 2020 and 2019 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016, to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	June 30,
(In thousands)	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$199,004	$138,903
Restricted cash	6,194	9,236
Total cash, cash equivalents and restricted cash	$205,198	$148,139

	Six Months Ended June 30,
(In thousands)	2020	2019
Supplemental non-cash information:
Issuance of treasury stock to commercial partner	$752	$701

17. Subsequent Events

On July 1, 2020, the 1.25% Cash Convertible Senior Notes matured. We borrowed $345.0 million from our senior secured revolving credit facility to repay the 1.25% Notes in full.

On July 30, 2020, we signed an asset purchase agreement with Strata Decision Technology LLC, an Illinois limited liability company (“Strata”), and Roper Technologies, Inc., a Delaware corporation (the “EPSi Purchase Agreement”), pursuant to which Strata has agreed to purchase substantially all of the assets of our EPSiTM business for $365.0 million, subject to adjustment and upon the terms and conditions set forth in the EPSi Purchase Agreement. The transactions contemplated by the EPSi Purchase Agreement are subject to customary closing conditions, including the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act having expired or otherwise having been terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, statements regarding our settlement agreements with the Department of Justice (the “DOJ”) and other governmental authorities, and statements regarding our expected future investment in research and development efforts. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Form 10-K”) and Part II, Item 1A of this Form 10-Q under the headings “Risk Factors” and elsewhere. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the timing or ultimate completion of the sale of our EPSi business, as the transaction is subject to certain closing conditions, including the expiration or termination of the waiting period under U.S. antitrust laws; our use of the proceeds from the contemplated sale of our EPSi business; our ability to achieve the margin targets associated with our margin improvement initiatives within the contemplated time periods, if at all; the magnitude, severity and duration of the COVID-19 pandemic, including the impacts of the pandemic, along with the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; the failure by Practice Fusion to comply with the terms of the settlement agreements with the DOJ; the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; our ability to recover from third parties (including insurers) any amounts required to be paid in connection with Practice Fusion’s settlement agreements with the DOJ and related inquiries; the expected financial results of businesses acquired by us; the successful integration of businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our Enterprise Information Solutions business; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services, ransomware or other Internet-based attacks; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; the failure of markets in which we operate to develop as quickly as expected; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; the performance of our products; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third party technologies; our ability to maintain or expand our business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; and asset and long-term investment impairment charges. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers face the urgency of the COVID-19 crisis, as well as an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight could impact our clients and our business. The passage of the 21 Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration (“FDA”) oversight of EHRs, and the ensuing regulations on data blocking and interoperability were just released by the Department of Health and Human Services (“HHS”) in March 2020. Certain of the elements of the new regulation may have a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts will need to complete development work to satisfy the revised and new certification criterion just released, and we and our clients will be making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

Population health management, analytics, data connectivity based on open Application Programming Interfaces (“APIs”) and other exchange mechanisms, and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives are critical tools for success under the framework of the Quality Payment Program (“QPP”), launched by the Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”). As healthcare providers and payers continue to migrate from volume-based to value-based care delivery and also weigh compliance with the newly finalized information blocking and interoperability regulations from the Office of the National Coordinator for Health Information Technology (“ONC”) and CMS, solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Additionally, there is a small but growing portion of the market interested in payment models not reliant on insurance, such as the direct primary care model, where doctors and other healthcare professionals understand the clinical value of the interoperable EHR separate and apart from payment mechanisms established by public or commercial payers or associated reporting requirements.

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

Specific to the United States, the healthcare IT industry in which we operate continues to experience a period of change, primarily due to new laws and regulations, as well as modifications to industry standards. Various incentives that exist today (including alternative payment models that reward high value care delivery) have been rapidly moving health care toward a time where EHRs are as common as practice management or other financial systems in all provider offices. As a result, we believe that legislation, such as the aforementioned MACRA, as well as other government-driven initiatives (including at the state level), will continue to affect healthcare IT adoption and expansion, including products and solutions like ours. We also believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

The recently finalized ONC regulation on interoperability, information blocking and certification is the most recent issuance from the government that will affect the health IT industry. The rule requires that we evaluate changes to business processes related to requests for the access, exchange or use of electronic health information. The rule, which involves complex and specific requirements, will necessitate adjustments in our interactions with the market, but we also believe it may lead healthcare organizations to further invest in technologies, such as those sold by Allscripts, that facilitate the exchange of health data and support patients’ access to their information. Given Allscripts’ OPEN strategy, the company’s application programming interface-based approach to connectivity launched more than a decade ago that exemplified for policy makers the potential benefits of APIs, we expect that Allscripts may be better positioned to adjust more quickly than some other companies in our sector to the requirement to remove barriers to information exchange.

In addition, given that CMS annually proposes new and revised regulations, including payment rules for upcoming years, which require the use of EHRs and other health information technology even as we comply with previously published rules, our industry is preparing on an ongoing basis for additional areas in which we must execute compliance. Similarly, our ability to achieve newly expanded applicable product certification requirements resulting from changing strategies at the ONC and the scope of related development and other efforts required to meet regulatory standards could both materially impact our capacity to maximize the market opportunity. All our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body (the most recent edition), and we remain committed to satisfying the new certification requirements and meeting the 2015 Cures Edition conditions of certification that were recently finalized by the ONC.

The MACRA encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the Physician Fee Schedule rule each year, providers accepting payment from Medicare must select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these approaches require substantive reporting on quality measures; additionally, the MIPS consolidated several preexisting incentive programs, including Medicare Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. We believe this law, coupled with other pay for value programs, continues to drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now need an EHR and other health IT solutions and among those looking to purchase more robust systems to comply with increasingly complex MACRA requirements. Additional regulations continue to be released annually, clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

Given the ongoing expansion of payment models requiring analytics, reporting and greater data connectivity, we believe large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology is insignificant, those considering replacement purchases are increasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. As incentive payment strategies shift in policies under the current Presidential Administration in the United States, the role of commercial payers and their continued expansion of alternative payment models and interest in attaining larger volumes of clinical data, as well as the anticipated growth in Medicaid payment models, are expected to provide additional incentives for purchase and expansion.

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and to help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in a variety of incentive programs, while the subsidizing health system expands connectivity within the local provider community. We believe that the rules related to exceptions to the Stark Law and Anti-Kickback Statute, which were recently released in proposed form and would continue to allow hospitals and other organizations to subsidize the purchase of EHRs, will possibly further contribute to the growth of this market dynamic. We expect that these regulatory revisions from HHS will further support value-based payment models and their associated purchasing arrangements between hospitals and physician practices, including allowing subsidization of replacement EHRs and not just initial purchases. The associated challenge we face is to successfully position, sell, implement and support our products sold to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Allscripts continues to see increased opportunities stemming from the large stores of patient data accumulated from our industry-leading client base and partnerships with other EHR companies, including NextGen Healthcare Inc., a leading provider of ambulatory-focused healthcare technology solutions. Through collaboration with researchers and life sciences companies, we believe Allscripts may play a role in the study of real-world evidence as it relates to post-market surveillance of new medicines or the study of therapeutics related to COVID-19, as examples. We continue to closely monitor regulations and/or guidance from HHS, the CDC and the FDA, as well as any new laws that take shape in Congress that may touch third-party uses of patient data and/or any related privacy implications for patient consent.

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

Impacts of COVID-19

The global outbreak of the novel coronavirus (COVID-19) has severely restricted the level of economic activity around the world and the degrees of any economic recovery in various jurisdictions have not been linear. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We are conducting business with certain modifications to employee travel, employee work locations, and cost reduction initiatives, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders.

The COVID-19 pandemic negatively impacted revenue for the three and six months ended June 30, 2020, as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. In April 2020, we implemented cost actions that included headcount reductions and temporary salary measures. We believe our cost reduction actions and liquidity serve to position us appropriately and provide operating and financial flexibility to assist us in navigating through this uncertain environment.

The extent to which the COVID-19 outbreak impacts the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, resurgences or additional “waves” of COVID-19 in various jurisdictions, the impact of COVID-19 on economic activity, decisions made by policy makers attempting to affect and the actions to contain its impacts on public health and the global economy. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

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

Second Quarter 2020 Summary

During the second quarter of 2020, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, improving our competitive position by expanding the depth and breadth of our products and integrating recent acquisitions. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the second quarter of 2020 was $406 million, a decrease of $38 million compared to the second quarter of 2019. For the three months ended June 30, 2020, software delivery, support and maintenance revenue and client services revenue was $256 million and $150 million, respectively, compared with $285 million and $159 million, respectively, during the three months ended June 30, 2019. Gross profit for the second quarter was $164 million, a decrease of $20 million compared to the second quarter of 2019. Gross margin decreased to 40.5% in the second quarter of 2020 compared to a 41.4% gross margin in the second quarter of 2019.

Our contract backlog as of June 30, 2020 was $4.4 billion, which remained consistent compared with our contract backlog of $4.4 billion as of December 31, 2019, while increasing compared with contract backlog as of June 30, 2019 of $3.9 billion.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services, totaled $188 million for the three months ended June 30, 2020, which represents a decrease of 32% over the comparable prior period amount of $276 million and a decrease of 8% from the first quarter 2020 amount of $205 million.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue:
Software delivery, support and maintenance	$256,021	$285,023	(10.2%)	$519,633	$560,535	(7.3%)
Client services	150,202	159,437	(5.8%)	303,303	315,974	(4.0%)
Total revenue	406,223	444,460	(8.6%)	822,936	876,509	(6.1%)
Cost of revenue:
Software delivery, support and maintenance	74,243	84,056	(11.7%)	150,568	165,089	(8.8%)
Client services	135,484	147,252	(8.0%)	288,270	295,951	(2.6%)
Amortization of software development and acquisition-related assets	32,012	29,030	10.3%	62,653	57,252	9.4%
Total cost of revenue	241,739	260,338	(7.1%)	501,491	518,292	(3.2%)
Gross profit	164,484	184,122	(10.7%)	321,445	358,217	(10.3%)
Gross margin %	40.5%	41.4%		39.1%	40.9%
Selling, general and administrative expenses	114,620	105,542	8.6%	211,908	205,787	3.0%
Research and development	48,282	63,414	(23.9%)	110,437	127,724	(13.5%)
Asset impairment charges	0	3,691	(100.0%)	0	3,789	(100.0%)
Amortization of intangible and acquisition-related assets	6,328	6,732	(6.0%)	13,046	13,529	(3.6%)
(Loss) income from operations	(4,746)	4,743	NM	(13,946)	7,388	NM
Interest expense	(11,395)	(10,424)	9.3%	(23,618)	(20,608)	14.6%
Other loss, net	(875)	(144,994)	(99.4%)	(353)	(144,481)	(99.8%)
(Impairment) recovery of long-term investments	(550)	0	NM	(550)	1,045	(152.6%)
Equity in net income (loss) of unconsolidated investments	16,834	218	NM	17,034	154	NM
Loss before income taxes	(732)	(150,457)	(99.5%)	(21,433)	(156,502)	(86.3%)
Income tax (provision) benefit	(6,873)	527	NM	(6,526)	(1,405)	NM
Effective tax rate	(938.9%)	0.4%		(30.4%)	(0.9%)
Net loss	(7,605)	(149,930)	(94.9%)	(27,959)	(157,907)	(82.3%)
Net loss attributable to non-controlling interests	0	0	NM	0	424	(100.0%)
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(7,605)	$(149,930)	(94.9%)	$(27,959)	$(157,483)	(82.2%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Revenue:
Recurring revenue	$335,088	$350,113	(4.3%)	$676,307	$698,749	(3.2%)
Non-recurring revenue	71,135	94,347	(24.6%)	146,629	177,760	(17.5%)
Total revenue	$406,223	$444,460	(8.6%)	$822,936	$876,509	(6.1%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

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

Recurring revenue decreased for the three and six months ended June 30, 2020 compared to the prior year comparable periods, primarily due to attrition. The decrease was partially offset by an increase in subscription revenue. Non-recurring revenue decreased for the three and six months ended June 30, 2020 compared to the prior year comparable periods, primarily due to lower upfront software revenues and project delays that impacted client services revenue. The decrease was partially offset by new business in client services revenue.

The percentage of recurring and non-recurring revenue of our total revenue was 82% and 18%, respectively, during the three months ended June 30, 2020 and 79% and 21%, respectively, during the three months ended June 30, 2019. The percentage of recurring and non-recurring revenue of our total revenue was 82% and 18%, respectively, during the six months ended June 30, 2020 and 80% and 20% during the six months ended June 30, 2019.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Total cost of revenue	$241,739	$260,338	(7.1%)	$501,491	$518,292	(3.2%)
Gross profit	$164,484	$184,122	(10.7%)	$321,445	$358,217	(10.3%)
Gross margin %	40.5%	41.4%		39.1%	40.9%

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Gross profit and gross margin decreased during the three and six months ended June 30, 2020 compared with the prior year comparable periods, primarily due to attrition, revenue mix and project delays. The decrease was partially offset by new business in software subscription revenues and the cost reduction initiatives.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Selling, general and administrative expenses	$114,620	$105,542	8.6%	$211,908	$205,787	3.0%
Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Selling, general and administrative expenses increased during the three and six months ended June 30, 2020, compared with the prior year comparable periods, primarily due to higher severance related to cost reduction initiatives. The increase was partially offset from lower payroll costs, also related to the cost reduction initiatives.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Research and development	$48,282	$63,414	(23.9%)	$110,437	$127,724	(13.5%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Research and development expenses decreased during the three and six months ended June 30, 2020 compared with the prior year comparable periods, primarily due to the impact of the cost reduction initiatives.

Asset Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Asset impairment charges	$0	$3,691	(100.0%)	$0	$3,789	(100.0%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Asset impairment charges for the three and six months ended June 30, 2019 were primarily the result of retiring certain hosting assets due to data center migrations.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Amortization of intangible and acquisition-related assets	$6,328	$6,732	(6.0%)	$13,046	$13,529	(3.6%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

The decrease in amortization expense for the three and six months ended June 30, 2020, compared with the prior year comparable periods, was due to normal amortization expense and certain intangible assets being fully amortized in 2019.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Interest expense	$11,395	$10,424	9.3%	$23,618	$20,608	14.6%

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Interest expense increased during the three and six months ended June 30, 2020 compared to the prior year comparable periods, due to higher borrowings and the accrual of interest on the 0.875% convertible senior notes.

Other Loss, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Other loss, net	$(875)	$(144,994)	(99.4%)	$(353)	$(144,481)	(99.8%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Other loss, net for the three and six months ended June 30, 2020 and 2019 consisted of a combination of interest income, and miscellaneous receipts and expenses. The large increase in 2019 was due to the $145 million settlement with the DOJ related to its civil and criminal investigations of Practice Fusion.

(Impairment) Recovery of Long-term Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
(Impairment) recovery of long-term investments	$(550)	$0	NM	$(550)	$1,045	(152.6%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

During the three and six months ended June 30, 2020, we recorded a $0.6 million impairment for a third-party equity-method investment. During the six months ended June 30, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired.

Equity in Net Income (Loss) of Unconsolidated Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Equity in net income (loss) of unconsolidated investments	$16,834	$218	NM	$17,034	$154	NM

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting based on one quarter lag. During the three and six months ended June 30, 2020, we recorded a $16.8 million gain from the sale of a third-party equity-method investment.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Income tax (provision) benefit	$(6,873)	$527	NM	$(6,526)	$(1,405)	NM
Effective tax rate	(938.9%)	0.4%		(30.4%)	(0.9%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2020, compared with the prior year comparable periods, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had less impact on the pre-tax loss of $0.7 million and $21.4 million in the three and six months ended June 30, 2020, respectively, compared to the impacts of these items on a pre-tax loss of $150.5 million and $156.5 million for the three and six months ended June 30, 2019, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the six months ended June 30, 2020, we recorded valuation allowances of $1.1 million related to U.S. and foreign net operating loss carryforwards.

Non-Controlling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Net loss attributable to non-controlling interest	$0	$0	NM	$0	$424	(100.0%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

The net loss attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. We purchased all of the outstanding minority interests in Pulse8, Inc. during the first quarter of 2019.

Segment Operations

The segment disclosures below for the three and six months ended June 30, 2019 have been revised to conform to the current year presentation. Refer to Note 15 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Revenue:
Core Clinical and Financial Solutions	$311,099	$347,782	(10.5%)	$631,431	$688,194	(8.2%)
Data, Analytics and Care Coordination	85,161	87,985	(3.2%)	173,519	170,391	1.8%
Unallocated Amounts	9,963	8,693	14.6%	17,986	17,924	0.3%
Total revenue	$406,223	$444,460	(8.6%)	$822,936	$876,509	(6.1%)

Gross Profit:
Care Coordination and Financial Solutions	$108,522	$122,322	(11.3%)	$208,856	$242,447	(13.9%)
Data, Analytics and Care Coordination	49,032	55,676	(11.9%)	100,697	103,406	(2.6%)
Unallocated Amounts	6,930	6,124	13.2%	11,892	12,364	(3.8%)
Total gross profit	$164,484	$184,122	(10.7%)	$321,445	$358,217	(10.3%)

(Loss) income from operations:
Care Coordination and Financial Solutions	$(16,033)	$(11,734)	36.6%	$(36,745)	$(17,258)	112.9%
Data, Analytics and Care Coordination	7,267	12,534	(42.0%)	16,932	16,854	0.5%
Unallocated Amounts	4,020	3,943	2.0%	5,867	7,792	(24.7%)
Total (loss) income from operations	$(4,746)	$4,743	NM	$(13,946)	$7,388	NM

Core Clinical and Financial Solutions

Our Core Clinical and Financial Solutions segment derives its revenue from the sale of patient engagement, integrated clinical software applications and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue	$311,099	$347,782	(10.5%)	$631,431	$688,194	(8.2%)
Gross profit	$108,522	$122,322	(11.3%)	$208,856	$242,447	(13.9%)
Gross margin %	34.9%	35.2%		33.1%	35.2%
Loss from operations	$(16,033)	$(11,734)	36.6%	$(36,745)	$(17,258)	112.9%
Operating margin %	(5.2%)	(3.4%)		(5.8%)	(2.5%)

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Core Clinical and Financial Solutions revenue decreased during the three and six months ended June 30, 2020, compared with the prior year comparable periods primarily due to lower upfront software revenues, attrition and project delays that impacted client services revenue. The decrease was partially offset by an increase in managed services revenue.

Gross profit and margin decreased during the three and six months ended June 30, 2020 compared with the prior year comparable periods, primarily due to the previously mentioned attrition, revenue profile and project delays. The decrease was partially offset by the cost reduction initiatives.

Operating margin decreased for the three and six months ended June 30, 2020, compared with the prior year comparable period due to a decline in gross profit. The decrease was partially offset by the cost reduction initiatives.

Data, Analytics and Care Coordination

Our Data, Analytics and Care Coordination segment derives its revenue from the sale of care coordination, practice reimbursement and payer and life sciences solutions, which are mainly targeted at hospitals, health systems, other care facilities, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze and coordinate care while improving the quality, efficiency and value of healthcare delivery across the entire care community.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue	$85,161	$87,985	(3.2%)	$173,519	$170,391	1.8%
Gross profit	$49,032	$55,676	(11.9%)	$100,697	$103,406	(2.6%)
Gross margin %	57.6%	63.3%		58.0%	60.7%
Income from operations	$7,267	$12,534	(42.0%)	$16,932	$16,854	0.5%
Operating margin %	8.5%	14.2%		9.8%	9.9%

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Data, Analytics and Care Coordination revenue decreased for the three months ended June 30, 2020 compared with the prior year comparable period due to a decrease in volume-based revenues. The decrease was partially offset by an increase in subscription revenue. New business in subscription revenue and client services contributed to the increase in revenue for the six months ended June 30, 2020 compared with the prior year comparable period.

Gross profit and margin decreased during the three and six months ended June 30, 2020 compared with the prior year comparable periods, primarily due to higher costs incurred to support the growth of this segment.

Operating margin decreased during the three and six months ended June 30, 2020 compared with the prior year comparable periods, due to a decline in gross margin. The decrease was partially offset by lower selling, general and administrative expenses driven by cost reduction initiatives.

Unallocated Amounts

The EPSiTM operating segment is included in the “Unallocated Amounts” category as it does not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue	$9,963	$8,693	14.6%	$17,986	$17,924	0.3%
Gross profit	$6,930	$6,124	13.2%	$11,892	$12,364	(3.8%)
Gross margin %	69.6%	70.4%		66.1%	69.0%
Income from operations	$4,020	$3,943	2.0%	$5,867	$7,792	(24.7%)
Operating margin %	40.3%	45.4%		32.6%	43.5%

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

Revenue increased during the three and six months ended June 30, 2020, compared with the prior year comparable periods, primarily due to an increase in upfront software revenue and maintenance revenue.

Gross profit and margin increased during the three months ended June 30, 2020, compared with the prior year comparable period, primarily due to an increase in upfront software revenue and maintenance revenue. Headcount growth to support implementation services contributed to the slight decline in gross profit and margin for the six months ended June 30, 2020 compared with the prior year comparable period.

Income from operations increased during the three months ended June 30, 2020, compared with the prior year comparable period, primarily due to an increase in upfront software revenue and maintenance revenue. The cost reduction initiatives contributed to the decline in income from operations for the six months ended June 30, 2020 compared with the prior year comparable period.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. June 30, 2020
(In millions)	As of June 30, 2020	As of December 31, 2019	As of June 30, 2019	December 31, 2019	June 30, 2019
Software delivery, support and maintenance	$2,491	$2,519	$2,527	(1.1%)	(1.4%)
Client services	1,942	1,848	1,358	5.1%	43.0%
Total contract backlog	$4,433	$4,367	$3,885	1.5%	14.1%

Total contract backlog as of June 30, 2020 increased compared with December 31, 2019 and June 30, 2019. Total contract backlog can fluctuate between periods based on the level of revenue and bookings, as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties. Our liquidity was influenced by the COVID-19 pandemic during the six months ended June 30, 2020. We increased cash on hand through additional credit facility borrowings to provide financial flexibility and enhance our ability to address potential future uncertainties regarding the impact of the COVID-19 pandemic. Our principal sources of liquidity consisted of cash and cash equivalents of $205 million and available borrowing capacity of $689 million under our revolving credit facility as of June 30, 2020. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2020	2019	$ Change
Net loss	$(27,959)	$(157,907)	$129,948
Non-cash adjustments to net loss	119,107	136,476	(17,369)
Cash impact of changes in operating assets and liabilities	(72,210)	49,521	(121,731)
Net cash provided by operating activities - continuing operations	18,938	28,090	(9,152)
Net cash (used in) provided by operating activities - discontinued operations	0	(30,000)	30,000
Net cash provided by (used in) operating activities	$18,938	$(1,910)	$20,848

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Net cash provided by operating activities – continuing operations decreased during the six months ended June 30, 2020 compared with the prior year comparable period. Non-cash adjustments to net loss decreased primarily due to the sale of a third-party equity-method investment and a decrease in stock-based compensation expenses. Net loss and Cash impact of changes in operating assets and liabilities for the six months ended June 30, 2020 and 2019 reflects $73 million of payments and the $145 million settlement related to the DOJ Settlement Agreements, respectively. The decrease in Cash impact of changes in operating assets and liabilities is also related to working capital changes.

Net cash used in operating activities – discontinued operations during the six months ended June 30, 2019 reflects an advance income tax payment related to the gain realized upon the sale of our investment in Netsmart on December 31, 2018.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2020	2019	$ Change
Capital expenditures	$(4,860)	$(9,429)	$4,569
Capitalized software	(55,277)	(55,222)	(55)
Cash paid for business acquisitions, net of cash acquired	0	(11,718)	11,718
Sales (purchases) of equity securities, other investments and related intangible assets, net	19,431	(1,159)	20,590
Other proceeds from investing activities	0	9	(9)
Net cash used in investing activities	$(40,706)	$(77,519)	$36,813

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Net cash used in investing activities decreased during the six months ended June 30, 2020, compared with the prior year comparable period. The decrease in the use of cash during 2020 was primarily due to the absence of an acquisition, the sale of a third-party equity-method investment and lower capital spending.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2020	2019	$ Change
Taxes paid related to net share settlement of equity awards	$(5,533)	$(6,695)	$1,162
Repayment of Convertible Senior Notes	(7,361)	0	(7,361)
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	0	(758)
Credit facility payments	(167,500)	(10,000)	(157,500)
Credit facility borrowings, net of issuance costs	285,000	180,000	105,000
Repurchase of common stock	(9,714)	(65,070)	55,356
Payment of acquisition and other financing obligations	(4,369)	(1,541)	(2,828)
Purchases of subsidiary shares owned by non-controlling interest	0	(54,064)	54,064
Net cash provided by financing activities	$89,765	$42,630	$47,135

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Net cash provided by financing activities increased during the six months ended June 30, 2020, compared with the prior year comparable period. The increase was due to higher net credit facility borrowings in order to increase cash on hand and provide financial flexibility to enhance our ability to address potential future uncertainties regarding the impact of the COVID-19 pandemic. During the six months ended June 30, 2020, we also repurchased a lower amount of our common stock, increased payments on debt instruments and had an absence of minority interest purchases compared with the six months ended June 30, 2019.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 0.875% Convertible Senior Notes, the 1.25% Notes and the Senior Secured Credit Facility as of June 30, 2020.

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments:
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
1.25% Cash Convertible Senior Notes (2)	345,000	345,000	0	0	0	0	0
Senior Secured Credit Facility (3)	527,500	15,000	30,000	37,500	445,000	0	0
Total principal payments	1,080,411	360,000	30,000	37,500	445,000	0	207,911
Interest payments:
0.875% Convertible Senior Notes	15,028	3,204	1,819	1,819	1,819	1,819	4,548
1.25% Cash Convertible Senior Notes (2)	0	0	0	0	0	0	0
Senior Secured Credit Facility (3) (4)	34,007	6,565	12,641	11,947	2,854	0	0
Total interest payments	49,035	9,769	14,460	13,766	4,673	1,819	4,548
Total future debt payments	$1,129,446	$369,769	$44,460	$51,266	$449,673	$1,819	$212,459
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.

(2)      There were no cash conversions of the 1.25% Notes prior to their maturity on July 1, 2020.

(3)	Assumes no additional borrowings after June 30, 2020, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(4)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2020, which was 2.18%.

Other Matters Affecting Future Capital Requirements

Research and development investment is expected to decline for the remainder of 2020 as the company is implementing cost reduction initiatives. Total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $205 million as of June 30, 2020, our future cash flows, our borrowing capacity under our senior secured revolving facility (the “Revolving Facility”) and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our 2018 stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the six months ended June 30, 2020, in the ordinary course of business, we amended or renewed multi-year service agreements with a third-party software vendor, which resulted in increases of approximately $14.4 million, $18.0 million, $13.3 million, $8.2 million, $4.5 million, and $1.9 million to our future purchase obligation amounts for the years ending December 31, 2020, 2021, 2022, 2023, 2024, and 2025, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the six months ended June 30, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

We have implemented, and continue to refine, internal controls related to the new credit loss accounting standard which we adopted on January 1, 2020. There have been no other changes in our internal control over financial reporting during the six months ended June 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Except as follows, there have been no material changes during the six months ended June 30, 2020 from the risk factors as previously disclosed in our Form 10-K.

The novel coronavirus (COVID-19) pandemic has and could continue to materially and adversely impact the business, results of operations, financial condition, liquidity and cash flows of us and our clients.

The COVID-19 pandemic and efforts to control its spread is having a significant impact on our operations and the operations of our healthcare clients. The magnitude and duration of the disruption and resulting decline in business activity will largely depend on future developments which are highly uncertain and cannot be predicted. Because our hospital and other health care provider clients have understandably prioritized their resources towards the COVID-19 outbreak, we expect that our business will be adversely affected, including by negatively impacting the demand for our solutions (including the timeframes for the implementation of our solutions) and the timing of the payment for our solutions, while restricting our sales, marketing, and other important business activities. For example, the COVID-19 pandemic negatively impacted revenue for the three and six months ended June 30, 2020, as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. We are unable to predict the continuing magnitude of any such affect.

As a result of the COVID-19 pandemic, certain industry events that we sponsor or at which we present and certain client events have been canceled, postponed or moved to virtual-only experiences, and we have instituted a work-from-home policy for most of our employees and have significantly restricted employee travel. In addition, concerns over the economic impact of the COVID-19 pandemic have also caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could continue to experience adverse effects on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the other “Risk Factors” that are incorporated by reference herein, such as those relating to our products and services, sales cycles and implementation schedules, the retention of key employees, financial performance and debt obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2020, the Company issued 89,690 shares of common stock to a commercial partner pursuant to the terms of a commercial agreement. The shares of common stock have been offered and sold pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 6.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
10.1	Allscripts Healthcare Solutions, Inc. 2019 Stock Incentive Plan (incorporated by reference from Ex. 4-3 to Form S-8 filed with the SEC on May 21, 2020)
10.2

Second Amendment, dated as of July 20, 2020, to the Second Amended and Restated Credit Agreement, dated as of February 15, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent

X
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: July 31, 2020