Form 10-Q
period 2020-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2020-10-30
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, there were 157,981,681 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$218,701	$129,668
Restricted cash	6,209	7,871
Accounts receivable, net of allowance of $37,025 and $23,879 as of September 30, 2020 and December 31, 2019, respectively	381,888	459,751
Contract assets, net of allowance of $1,068 and $0 as of September 30, 2020 and December 31, 2019, respectively	101,333	95,982
Prepaid expenses and other current assets	135,869	147,990
Assets held for sale	104,782	0
Total current assets	948,782	841,262
Fixed assets, net	70,027	88,339
Software development costs, net	241,656	243,929
Intangible assets, net	329,011	374,142
Goodwill	1,287,197	1,362,017
Deferred taxes, net	5,881	5,704
Contract assets - long-term, net of allowance of $4,273 and $0 as of September 30, 2020 and December 31, 2019, respectively	42,805	67,559
Right-of-use assets - operating leases	102,217	98,020
Other assets	118,689	124,767
Total assets	$3,146,265	$3,205,739

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,627	$104,014
Accrued expenses	166,180	270,662
Accrued compensation and benefits	97,515	68,569
Deferred revenue	339,239	379,843
Current maturities of long-term debt	48,293	364,465
Current operating lease liabilities	22,317	23,137
Liabilities related to assets held for sale	17,479	0
Total current liabilities	744,650	1,210,690
Long-term debt	1,026,048	551,004
Deferred revenue	11,570	12,337
Deferred taxes, net	24,534	21,038
Long-term operating lease liabilities	98,866	95,162
Other liabilities	32,210	30,320
Total liabilities	1,937,878	1,920,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2020 and December 31, 2019; 274,471 and 157,978 shares issued and outstanding as of September 30, 2020, respectively; 272,609 and 162,475 shares issued and outstanding as of December 31, 2019, respectively	2,744	2,725
Treasury stock: at cost, 116,493 and 110,134 shares as of September 30, 2020 and December 31, 2019, respectively	(625,246)	(571,157)
Additional paid-in capital	1,929,396	1,907,348
Accumulated deficit	(94,706)	(49,336)
Accumulated other comprehensive loss	(3,801)	(4,392)
Total stockholders’ equity	1,208,387	1,285,188
Total liabilities and stockholders’ equity	$3,146,265	$3,205,739

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenue:
Software delivery, support and maintenance	$250,547	$284,373	$770,180	$844,908
Client services	151,483	159,811	454,786	475,785
Total revenue	402,030	444,184	1,224,966	1,320,693
Cost of revenue:
Software delivery, support and maintenance	75,311	83,312	225,879	248,401
Client services	131,915	156,275	420,185	452,226
Amortization of software development and acquisition-related assets	33,207	29,295	95,860	86,547
Total cost of revenue	240,433	268,882	741,924	787,174
Gross profit	161,597	175,302	483,042	533,519
Selling, general and administrative expenses	97,231	101,152	309,139	306,939
Research and development	48,476	63,873	158,913	191,597
Asset impairment charges	210	248	210	4,037
Amortization of intangible and acquisition-related assets	6,301	6,847	19,347	20,376
Income (loss) from operations	9,379	3,182	(4,567)	10,570
Interest expense	(7,662)	(10,839)	(31,280)	(31,447)
Other income (loss), net	398	781	45	(143,700)
(Impairment) recovery of long-term investments	(1,025)	0	(1,575)	1,045
Equity in net income (loss) of unconsolidated investments	383	386	17,417	540
Income (loss) before income taxes	1,473	(6,490)	(19,960)	(162,992)
Income tax (provision) benefit	(931)	765	(7,457)	(640)
Net income (loss)	542	(5,725)	(27,417)	(163,632)
Net loss attributable to non-controlling interests	0	0	0	424
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$542	$(5,725)	$(27,417)	$(163,208)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share - Basic	$0.00	$(0.03)	$(0.17)	$(0.97)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share - Diluted	$0.00	$(0.03)	$(0.17)	$(0.97)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$542	$(5,725)	$(27,417)	$(163,632)
Other comprehensive income (loss):
Foreign currency translation adjustments	983	(574)	(611)	(35)
Change in fair value of derivatives qualifying as cash flow hedges	1,009	(305)	1,620	(131)
Other comprehensive income (loss) before income tax (expense) benefit	1,992	(879)	1,009	(166)
Income tax (expense) benefit related to items in other comprehensive income (loss)	(260)	80	(418)	34
Total other comprehensive income (loss)	1,732	(799)	591	(132)
Comprehensive income (loss)	2,274	(6,524)	(26,826)	(163,764)
Comprehensive loss attributable to non-controlling interests	0	0	0	424
Comprehensive income (loss), net	$2,274	$(6,524)	$(26,826)	$(163,340)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Number of common shares
Balance at beginning of period	274,463	272,472	272,609	270,955
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	8	24	1,862	1,541
Balance at end of period	274,471	272,496	274,471	272,496
Common stock
Balance at beginning of period	$2,743	$2,724	$2,725	$2,709
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1	0	19	15
Balance at end of period	$2,744	$2,724	$2,744	$2,724
Number of treasury stock shares
Balance at beginning of period	(111,493)	(105,818)	(110,134)	(99,731)
Issuance of treasury stock	0	0	90	61
Purchase of treasury stock	(5,000)	(3,459)	(6,449)	(9,607)
Balance at end of period	(116,493)	(109,277)	(116,493)	(109,277)
Treasury stock
Balance at beginning of period	$(579,678)	$(524,767)	$(571,157)	$(460,543)
Issuance of treasury stock	0	0	1,193	846
Purchase of treasury stock	(45,568)	(37,090)	(55,282)	(102,160)
Balance at end of period	$(625,246)	$(561,857)	$(625,246)	$(561,857)
Additional paid-in capital
Balance at beginning of period	$1,920,645	$1,867,613	$1,907,348	$1,881,494
Stock-based compensation	8,811	7,773	25,931	29,296
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(60)	9	(5,604)	(6,702)
Capped call transactions	0	0	797	0
Issuance of treasury stock	0	0	(440)	(144)
Warrants issued	0	683	1,364	2,047
Acquisition of non-controlling interest	0	0	0	(29,913)
Balance at end of period	$1,929,396	$1,876,078	$1,929,396	$1,876,078
Retained earnings (accumulated deficit)
Balance at beginning of period	$(95,248)	$(24,641)	$(49,336)	$132,842
Net income (loss) less net loss attributable to non-controlling interests	542	(5,725)	(27,417)	(163,208)
ASU 2016-13 implementation adjustments	0	0	(17,953)	0
Balance at end of period	$(94,706)	$(30,366)	$(94,706)	$(30,366)
Accumulated other comprehensive loss
Balance at beginning of period	$(5,533)	$(4,722)	$(4,392)	$(5,389)
Foreign currency translation adjustments, net	983	(574)	(611)	(35)
Unrecognized gain (loss) on derivatives qualifying as cash flow hedges, net of tax	749	(225)	1,202	(97)
Balance at end of period	$(3,801)	$(5,521)	$(3,801)	$(5,521)
Non-controlling interest
Balance at beginning of period	$0	$0	$0	$29,314
Acquisition of non-controlling interest	0	0	0	(28,890)
Net loss attributable to non-controlling interests	0	0	0	(424)
Balance at end of period	$0	$0	$0	$0
Total Stockholders’ Equity at beginning of period	$1,242,929	$1,316,207	$1,285,188	$1,580,427
Total Stockholders’ Equity at end of period	$1,208,387	$1,281,058	$1,208,387	$1,281,058

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(27,417)	$(163,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153,682	152,250
Operating right-of-use asset amortization	16,149	16,722
Stock-based compensation expense	25,931	29,563
Deferred taxes	2,930	(3,066)
Asset impairment charges	210	4,037
Impairment (recovery) of long-term investments	1,575	(1,045)
Equity in net (income) loss of unconsolidated investments	(17,417)	(540)
Other (income) loss, net	(789)	2,796
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	64,237	53,886
Prepaid expenses and other assets	4,289	615
Accounts payable	(49,611)	27,571
Accrued expenses	(3,564)	450
Accrued compensation and benefits	30,664	(43,426)
Deferred revenue	(26,820)	(138,639)
Other liabilities	1,710	(701)
Operating leases	(15,109)	(17,897)
Accrued DOJ settlement	(88,745)	145,000
Net cash provided by operating activities - continuing operations	71,905	63,944
Net cash used in operating activities - discontinued operations	0	(30,000)
Net cash provided by operating activities	71,905	33,944
Cash flows from investing activities:
Capital expenditures	(7,896)	(13,475)
Capitalized software	(78,032)	(86,190)
Cash paid for business acquisitions, net of cash acquired	0	(23,443)
Sales (purchases) of equity securities, other investments and related intangible assets, net	20,996	(7,191)
Other proceeds from investing activities	0	14
Net cash used in investing activities	(64,932)	(130,285)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(5,589)	(6,762)
Repayment of Convertible Senior Notes	(352,361)	0
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	0
Credit facility payments	(175,000)	(15,000)
Credit facility borrowings, net of issuance costs	673,625	249,241
Repurchase of common stock	(55,282)	(102,160)
Repurchase of unsettled common stock	0	(9,301)
Payment of acquisition and other financing obligations	(4,369)	(11,581)
Purchases of subsidiary shares owned by non-controlling interest	0	(54,064)
Net cash provided by financing activities	80,266	50,373
Effect of exchange rate changes on cash and cash equivalents	132	(103)
Net increase (decrease) in cash and cash equivalents	87,371	(46,071)
Cash, cash equivalents and restricted cash, beginning of period	137,539	184,795
Cash, cash equivalents and restricted cash, end of period	224,910	138,724

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740)” (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intraperiod allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the fiscal year. We are currently evaluating the impact of this accounting guidance.

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

At September 30, 2020 and December 31, 2019, we had capitalized costs to obtain or fulfill a contract of $18.8 million and $20.8 million, respectively, in Prepaid and other current assets and $32.8 million and $32.9 million, respectively, in Other assets. During the three months ended September 30, 2020 and 2019, we recognized $6.8 million and $7.5 million, respectively, of amortization expense related to such capitalized costs. During the nine months ended September 30, 2020 and 2019, we recognized $20.9 million and $22.5 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020
Revenue related to deferred revenue balance at beginning of period	$140,132	$155,616	$154,000
Revenue related to new performance obligations satisfied during the period	216,990	196,110	193,370
Revenue recognized under "right-to-invoice" expedient	58,059	54,082	54,313
Reimbursed travel expenses, shipping and other revenue	1,532	415	347
Total revenue	$416,713	$406,223	$402,030

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019
Revenue related to deferred revenue balance at beginning of period	$126,184	$146,150	$151,543
Revenue related to new performance obligations satisfied during the period	248,221	233,696	228,927
Revenue recognized under "right-to-invoice" expedient	55,923	62,245	61,814
Reimbursed travel expenses, shipping and other revenue	1,721	2,369	1,900
Total revenue	$432,049	$444,460	$444,184

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.4 billion as of September 30, 2020, of which we expect to recognize approximately 27% over the next 12 months, and the remaining 73% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenue:
Recurring revenue	$333,900	$349,455	$1,010,207	$1,048,204
Non-recurring revenue	68,130	94,729	214,759	272,489
Total revenue	$402,030	$444,184	$1,224,966	$1,320,693

	Three Months Ended September 30, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$160,858	$85,231	$4,458	$250,547
Client services	145,593	3,603	2,287	151,483
Total revenue	$306,451	$88,834	$6,745	$402,030

	Three Months Ended September 30, 2019
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$191,280	$85,603	$7,490	$284,373
Client services	151,736	5,692	2,383	159,811
Total revenue	$343,016	$91,295	$9,873	$444,184

	Nine Months Ended September 30, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$502,159	$251,027	$16,994	$770,180
Client services	435,723	11,326	7,737	454,786
Total revenue	$937,882	$262,353	$24,731	$1,224,966

	Nine Months Ended September 30, 2019
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$574,715	$250,059	$20,134	$844,908
Client services	456,495	11,627	7,663	475,785
Total revenue	$1,031,210	$261,686	$27,797	$1,320,693

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

At adoption, we segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size.  The pools are aligned with management’s review of financial performance. For the nine months ended September 30, 2020, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twenty-four-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period.  We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The September 30, 2020 analysis resulted in no change in the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

(In thousands)	Total
Balance at January 1, 2020	$5,341
Current period provision	0
Balance at September 30, 2020	$5,341
Less: Contract assets, short-term	1,068
Total contract assets, long-term	$4,273

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

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size. The pools are aligned with management’s review of financial performance. For the nine months ended September 30, 2020, no adjustment to the pools was necessary.

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

Changes in the estimate of credit losses for trade accounts receivable are presented in the tables below.

(In thousands)	Total
Balance at January 1, 2020	$36,490
Current period provision	9,164
Write-offs	(8,286)
Recoveries	73
Less: Reclassified allowance against receivables held for sale (1)	(416)
Balance at September 30, 2020	$37,025

(1)   During the three months ended September 30, 2020, a portion of accounts receivable and the allowance thereon were reclassified to current assets held for sale in the accompanying consolidated balance sheets due to the Company’s entry into an asset purchase agreement with Strata Decision Technology LLC, to sell the EPSiTM business. Refer to Note 5 “Business Combinations” for further discussion about the pending sale of the EPSiTM business.

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate in conjunction with the market swap rate for the expected remaining lease term at the commencement date for new leases in determining the present value of future lease payments. Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (1)	$6,430	$7,113	$19,791	$20,881
Less: Sublease income	(257)	(824)	(1,026)	(2,404)
Total operating lease costs	$6,173	$6,289	$18,765	$18,477
(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statements of operations.

Supplemental information for operating leases is as follows:

(In thousands)	Nine Months Ended September 30,
	2020	2019
Operating cash flows from operating leases	$21,082	$22,211
Right-of-use assets obtained in exchange for operating lease obligations	$23,355	$144,080

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	September 30, 2020	December 31, 2019
Right-of-use assets - operating leases	$102,217	$98,020
Current operating lease liabilities	$22,317	$23,137
Long-term operating lease liabilities	$98,866	$95,162
Weighted average remaining lease term (in years)	6	6
Weighted average discount rate	3.6%	4.4%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of September 30, 2020.

September 30, 2020
(In thousands)	Operating Leases
Remainder of 2020	$6,593
2021	26,763
2022	25,068
2023	22,856
2024	17,267
Thereafter	36,667
Total lease liabilities	135,214
Less: Amount representing interest	(13,059)
Less: Reclassified lease liabilities held for sale (1)	(972)
Less: Short-term lease liabilities	(22,317)
Total long-term lease liabilities	$98,866
(1)

During the three months ended September 30, 2020, a portion of short-term and long-term lease liabilities were reclassified to current and long-term liabilities held for sale in the accompanying consolidated balance sheets due to the Company’s entry into an asset purchase agreement with Strata Decision Technology LLC, to sell the EPSiTM business. Refer to Note 5 “Business Combinations” for further discussion about the pending sale of the EPSiTM business.

5. Business Combinations

Acquisitions

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

Divestitures

On July 30, 2020, we signed an asset purchase agreement with Strata Decision Technology LLC, an Illinois limited liability company (“Strata”), and Roper Technologies, Inc., a Delaware corporation (the “EPSi Purchase Agreement”), pursuant to which Strata has agreed to purchase substantially all of the assets of our EPSiTM business for $365.0 million, subject to adjustment upon the terms and conditions set forth in the EPSi Purchase Agreement. The transactions contemplated by the EPSi Purchase Agreement are subject to customary closing conditions, including the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act having expired or otherwise having been terminated. As of September 30, 2020, the assets and liabilities related to the EPSi Purchase Agreement were classified as held-for-sale on our consolidated balance sheet. The held-for-sale assets and liabilities are classified as current since we expect to complete the sale of the disposal group within the next 12 months. The business classified as held-for-sale was classified in continuing operations as the disposition does not represent a strategic shift that will have a major effect on our operations and financial results. On October 15, 2020, we completed the sale of the EPSiTM business, which is further discussed in Note 17 “Subsequent Events”.

The following table provides the components of those assets and liabilities related to the EPSi Purchase Agreement which are classified as held-for-sale as of September 30, 2020:

(In thousands)	September 30, 2020
Assets held for sale:
Current assets:
Accounts receivable, net of allowance of $416	$10,088
Contract assets	4,147
Prepaid expenses and other current assets	956
Total current assets classified as held for sale	15,191
Fixed assets, net	254
Software development costs, net	10,977
Goodwill	74,663
Contract assets - long-term	2,765
Right-of-use assets - operating leases	932
Total assets held for sale	$104,782

Liabilities related to assets held for sale:
Current liabilities:
Accrued expenses	$964
Accrued compensation and benefits	1,714
Deferred revenue	13,400
Current operating lease liabilities	371
Total current liabilities classified as held for sale	16,449
Deferred revenue	429
Long-term operating lease liabilities	601
Total liabilities related to assets held for sale	$17,479

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

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair values are based on discounted cash flow analyses reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk or time value of money. Level 3 instruments also included the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability that are not actively traded. The changes in unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations. On July 1, 2020, these instruments matured and were repaid in full.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	September 30, 2020				December 31, 2019
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$1,620	$0	$1,620	$0	$0	$0	$0
1.25% Call Option	Other assets	0	0	0	0	0	0	84	84
Total assets		$0	$1,620	$0	$1,620	$0	$0	$84	$84

Contingent consideration - current	Accrued expenses	$0	$0	$16,115	$16,115	$0	$0	$17,116	$17,116
Contingent consideration - long-term	Other liabilities	0	0	0	0	0	0	2,415	2,415
1.25% Embedded cash conversion option	Other liabilities	0	0	0	0	0	0	185	185
Total liabilities		$0	$0	$16,115	$16,115	$0	$0	$19,716	$19,716

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2020 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2019	$19,531	$(101)
Additions	773	0
Payments	(4,189)	0
Fair value adjustments	0	101
Balance at September 30, 2020	$16,115	$0

The following table summarizes the quantitative information about our Level 3 fair value measurements at September 30, 2020:

	September 30, 2020
(In thousands, except the discount rate)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Financial instruments:
Contingent consideration	$16,115	Probability Weighted Discounted cash flow	Discount rate	4% to 5%	4%
			Revenue	$0 to $62,500	$31,250
			Registry members	0 to 1,551	776
			Patient data volume	0 to 52,845	26,422
			Projected year of payment	2020 to 2021
Total financial instruments	$16,115
(1)	The weighted average is calculated based upon the absolute fair value of the instruments.

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at September 30, 2020	Cost	September 30, 2020	December 31, 2019
Equity method investments (1)	3	$7,099	$11,051	$11,332
Cost less impairment	8	37,568	24,995	32,462
Total long-term equity investments	11	$44,667	$36,046	$43,794
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

During the nine months ended September 30, 2020, we recorded a $16.8 million gain from the sale of a third-party equity method investment, which occurred in the second quarter of 2020.

As of September 30, 2020, it is not possible to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment and Recovery of Long-term Investments

During the three and nine months ended September 30, 2020, we recorded non-cash impairment charges of $1.0 million and $1.6 million, respectively, related to our long-term investments. Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. Based on our review in the third quarter of 2020, we determined to recognize an impairment charge related to one of our cost-method investments, which equaled the cost basis of our initial investment. In the second quarter of 2020, we reached a settlement agreement with one of our third-party equity-method investments, which resulted in the recognition of a $0.6 million impairment charge. During the nine months ended September 30, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired. The impairment charges and the amount recovered are recognized in the (Impairment) recovery of long-term investments in the consolidated statements of operations.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as described in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. As of December 31, 2019, the carrying amount of our 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) approximated fair value since the effective interest rate on the 1.25% Notes approximated current market rates. On July 1, 2020, the 1.25% Notes matured and were paid in full. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2020 and 2019 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Cost of revenue:
Software delivery, support and maintenance	$295	$395	$1,213	$1,522
Client services	1,519	765	3,418	3,021
Total cost of revenue	1,814	1,160	4,631	4,543
Selling, general and administrative expenses	6,728	5,643	18,851	20,799
Research and development	2,127	1,677	5,950	7,125
Total stock-based compensation expense	$10,669	$8,480	$29,432	$32,467

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and nine months ended September 30, 2020 and 2019.

We granted stock-based awards as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	90	$8.90	4,508	$6.44
Performance-based restricted stock units with a service condition	504	$7.19	504	$7.19
Market-based restricted stock units with a service condition	0	$0.00	595	$9.98
	594	$7.45	5,607	$6.88

During the nine months ended September 30, 2020 and the year ended December 31, 2019, 1.9 million and 1.7 million shares of common stock, respectively, were issued in connection with the exercise of options and the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the nine months ended September 30, 2020 and 2019 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2020 and 2019 were 770 thousand and 658 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On August 2, 2018, we announced that our Board of Directors approved a stock purchase program (the “2018 Program”) under which we may repurchase up to $250 million of our common stock through December 31, 2020. We repurchased 5.0 million shares of our common stock under the 2018 Program for a total of $45.6 million during the three months ended September 30, 2020. We repurchased 6.5 million shares of our common stock under the 2018 Program for a total of $55.3 million during the nine months ended September 30, 2020. The approximate dollar value of shares that may yet be purchased under the 2018 Program is $46.6 million as of September 30, 2020. We repurchased 3.5 million shares of our common stock under the 2018 Program for a total of $37.1 million during the three months ended September 30, 2019. We repurchased 9.6 million shares of our common stock under the 2018 Program for a total of $102.2 million during the nine months ended September 30, 2019. We did initiate share transactions to purchase an additional 0.9 million shares for $9.3 million under the 2018 Program for the three months ended September 30, 2019, but the transactions were not settled until October 2019. The shares settled in October 2019 were outstanding as of September 30, 2019, and therefore were recorded as a financing transaction as “Repurchase of unsettled common stock” within the consolidated statements of cash flows and recorded as “Other assets” within the consolidated balance sheets. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Basic earnings (loss) per Common Share:
Net income (loss)	$542	$(5,725)	$(27,417)	$(163,632)
Net loss attributable to non-controlling interests	0	0	0	424
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$542	$(5,725)	$(27,417)	$(163,208)

Weighted-average common shares outstanding	161,144	166,391	162,092	167,610
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$0.00	$(0.03)	$(0.17)	$(0.97)

Diluted earnings (loss) per Common Share:
Net income (loss)	$542	$(5,725)	$(27,417)	$(163,632)
Net loss attributable to non-controlling interests	0	0	0	424
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$542	$(5,725)	$(27,417)	$(163,208)

Weighted-average common shares outstanding	161,144	166,391	162,092	167,610
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	2,168	0	0	0
Weighted-average common shares outstanding assuming dilution	163,312	166,391	162,092	167,610
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$0.00	$(0.03)	$(0.17)	$(0.97)

Due to the net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share for those periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	47,162	27,969	48,816	27,350

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$546,289	$(463,298)	$82,991	$546,373	$(437,640)	$108,733
Customer contracts and relationships	701,976	(507,956)	194,020	702,034	(488,625)	213,409
Total	$1,248,265	$(971,254)	$277,011	$1,248,407	$(926,265)	$322,142

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			1,287,197			1,362,017
Total			$1,339,197			$1,414,017

Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2020 were as follows:

(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts (2)	Total
Balance as of December 31, 2019	734,883	552,471	74,663	1,362,017
Foreign exchange translation	(157)	0	0	(157)
Reclassification to assets held for sale (1)	0	0	(74,663)	(74,663)
Balance as of September 30, 2020	$734,726	$552,471	$0	$1,287,197

(1)

During the three months ended September 30, 2020, the carrying amount of goodwill assigned to the EPSiTM business was reclassified to assets held for sale in the accompanying consolidated balance sheets due to the Company’s entry into an asset purchase agreement with Strata Decision Technology LLC, to sell the EPSiTM business. Refer to Note 5 “Business Combinations” for further discussion about the pending sale of the EPSiTM business.

(2)

The EPSiTM operating segment is included in the “Unallocated Amounts” category as it does not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments.

There are $39.2 million in accumulated impairment losses associated with our goodwill as of September 30, 2020 and December 31, 2019.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	September 30, 2020			December 31, 2019
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$167,853	$(1,712)	$169,565	$177,942	$4,697	$173,245
1.25% Cash Convertible Senior Notes	0	0	0	345,000	7,552	337,448
Senior Secured Credit Facility	910,000	5,224	904,776	410,000	5,224	404,776
Total debt	$1,077,853	$3,512	$1,074,341	$932,942	$17,473	$915,469
Less: Debt payable within one year	49,000	707	48,293	364,653	188	364,465
Total long-term debt, less current maturities	$1,028,853	$2,805	$1,026,048	$568,289	$17,285	$551,004
(1)	Principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest expense	$5,646	$6,741	$17,833	$19,404
Amortization of discounts and debt issuance costs	2,016	4,098	13,447	12,043
Total interest expense	$7,662	$10,839	$31,280	$31,447

Interest expense related to the 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes, included in the table above, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Coupon interest	$451	$1,078	$3,561	$3,234
Amortization of discounts and debt issuance costs	1,454	3,685	12,030	10,876
Total interest expense related to the convertible notes	$1,905	$4,763	$15,591	$14,110

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

As of September 30, 2020, $310.0 million under the Term Loan, $600.0 million under the Revolving Facility, and $1.1 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of September 30, 2020, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 2.00%, which totaled 2.15%. We were in compliance with all covenants under the Second Amended Credit Agreement as of September 30, 2020.

In connection with the sale of our EPSiTM business on October 15, 2020, which is further discussed in Note 17, “Subsequent Events”, the terms of our Second Amended and Restated Credit Agreement required us to make a mandatory prepayment of our Term Loan in the amount of $19.0 million on October 29, 2020, which is therefore included in current maturities of long-term debt at September 30, 2020.

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

On July 20, 2020, we entered into a Second Amendment to the Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins or borrowing capacity under our Revolving Facility were amended. In connection with this amendment, we incurred fees and other costs totaling $1.4 million, of which a majority was capitalized.

As of September 30, 2020, we had $298.9 million available, net of outstanding letters of credit, under our Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of our Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

0.875% Convertible Senior Notes

The issuance in December 2019 of the combined $218.0  million aggregate principal amount of the 0.875% Convertible Senior Notes resulted in $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes, including any discounts and issuance costs, by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The semi-annual interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9  million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1  million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2  million in paid capped call fees and an allocation of $1.1  million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. In June 2020, we paid $7.7 million to repurchase $10.1 million of the aggregate principal amount of the 0.875% Convertible Senior Notes, which resulted in a $0.5 million gain. In connection with the repurchase, the capped call transaction was partially terminated, and we received $0.3 million, which resulted in a recognition of $0.8 million in equity to offset the capped call fees and a $0.5 million loss. The remaining principal amount of the 0.875% Convertible Senior Notes at September 30, 2020 totaled $207.9 million. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, at September 30, 2020 totaled $17.4 million.

1.25% Cash Convertible Senior Notes

On July 1, 2020, the 1.25% Cash Convertible Senior Notes matured and were repaid utilizing $345.0 million drawn against the Revolving Facility.

The following table summarizes future debt payment obligations as of September 30, 2020:

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Term Loan	310,000	26,500	30,000	37,500	216,000	0	0
Revolving Facility (2)	600,000	0	0	0	600,000	0	0
Total debt	$1,117,911	$26,500	$30,000	$37,500	$816,000	$0	$207,911
(1)	Amount represents face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portion.
(2)	Assumes no additional borrowings after September 30, 2020, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2020	2019	2020	2019
Income (loss) before income taxes	$1,473	$(6,490)	$(19,960)	$(162,992)
Income tax (provision) benefit	$(931)	$765	$(7,457)	$(640)
Effective tax rate	63.2%	11.8%	(37.4%)	(0.4%)

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2020, compared with the prior year comparable periods, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had less impact on the pre-tax income (loss) of $1.5 million and ($20.0) million in the three and nine months ended September 30, 2020, respectively, compared to the impacts of these items on a pre-tax loss of $6.5 million and $163.0 million for the three and nine months ended September 30, 2019, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the nine months ended September 30, 2020, we recorded valuation allowances of $1.2 million related to U.S. and foreign net operating loss carryforwards.

Our unrecognized income tax benefits were $21.4 million and $20.6 million as of September 30, 2020 and December 31, 2019, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	September 30, 2020
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,620	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	0	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	0
Total derivatives		$1,620		$0

	December 31, 2019
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	84	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	185
Total derivatives		$84		$185

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of September 30, 2020, there were nine forward contracts outstanding that were staggered to mature monthly starting in October 2020 and ending in June 2021. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond July 2021. As of September 30, 2020, the notional amount for each of the outstanding forward contracts ranged from 225 to 280 million INR, or the equivalent of $3.0 million to $3.8 million, based on the exchange rate between the United States dollar and the INR in effect as of September 30, 2020. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of September 30, 2020, we estimate that $1.6 million of net unrealized derivative gains included in accumulated other comprehensive income (“AOCI”) will be reclassified into income within the next nine months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Foreign exchange contracts	$1,280	$1,798	Cost of Revenue	$107	$71
			Selling, general and administrative expenses	52	34
			Research and development	$111	$73

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Foreign exchange contracts	$(257)	$83	Cost of Revenue	$16	$76
			Selling, general and administrative expenses	12	53
			Research and development	$19	$85

1.25% Call Option

In June 2013, concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions with certain of the initial purchasers of the 1.25% Notes (collectively, the “1.25% Call Option”). Assuming full performance by the counterparties, the 1.25% Call Option was intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. On July 1, 2020, the 1.25% Notes matured and were repaid in full (refer to Note 10 “Debt”) and the 1.25% Call Option expired. Prior to its expiration, the 1.25% Call Option was measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. The 1.25% Call Option did not qualify for hedge accounting treatment. Therefore, the change in fair value of these instruments was recognized immediately in our consolidated statements of operations in Other income, net. Because the terms of the 1.25% Call Option are substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed below, the net effect of those two derivative instruments on our earnings was minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes was required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations in Other income, net until the cash conversion option settles or expires. The cash conversion option expired without ever having required settlement prior to the maturity of the 1.25% Notes. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option was measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy.

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and the 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
1.25% Call Option	$0	$(3,567)	$(84)	$(6,262)
1.25% Embedded cash conversion option	0	3,746	185	6,355
Net income included in Other income, net	$0	$179	$101	$93

13. Other Comprehensive Income

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2019 (1)	$(4,392)	$0	$(4,392)
Other comprehensive loss (income) before reclassifications	(611)	1,334	723
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(132)	(132)
Net other comprehensive (loss) income	(611)	1,202	591
Balance as of September 30, 2020 (2)	$(5,003)	$1,202	$(3,801)

(1)   Net of taxes of $149 thousand arising from the revaluation of tax effects included in AOCI.

(2)   Net of taxes of $418 thousand for unrealized net gains on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains on Foreign Exchange Contracts	Total
Balance as of December 31, 2018 (1)	$(5,584)	$195	$(5,389)
Other comprehensive income (loss) before reclassifications	(35)	61	26
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(158)	(158)
Net other comprehensive income	(35)	(97)	(132)
Balance as of September 30, 2019 (2)	$(5,619)	$98	$(5,521)

(1)   Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives and $149 thousand arising from the revaluation of tax effects included in AOCI.

(2)   Net of taxes of $34 thousand for unrealized net losses on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2020			2019
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$983	$0	$983	$(574)	$0	$(574)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	1,280	(330)	950	(257)	67	(190)
Net losses (gains) reclassified into income	(271)	70	(201)	(48)	13	(35)
Net change in unrealized gains (losses) on foreign exchange contracts	1,009	(260)	749	(305)	80	(225)
Net gain (loss) on cash flow hedges	1,009	(260)	749	(305)	80	(225)
Other comprehensive income (loss)	$1,992	$(260)	$1,732	$(879)	$80	$(799)

	Nine Months Ended September 30,
	2020			2019
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(611)	$0	$(611)	$(35)	$0	$(35)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	1,798	(464)	1,334	83	(22)	61
Net losses (gains) reclassified into income	(178)	46	(132)	(214)	56	(158)
Net change in unrealized gains (losses) on foreign exchange contracts	1,620	(418)	1,202	(131)	34	(97)
Net gain (loss) on cash flow hedges	1,620	(418)	1,202	(131)	34	(97)
Other comprehensive (loss) income	$1,009	$(418)	$591	$(166)	$34	$(132)

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

The new reportable segments are (i) Core Clinical and Financial Solutions and (ii) Data, Analytics and Care Coordination. The new Core Clinical and Financial Solutions segment derives its revenue from the sale of software applications for patient engagement, integrated clinical and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management. The new Data, Analytics and Care Coordination segment derives its revenue from the sale of care coordination, practice reimbursement and payer and life sciences solutions, which are mainly targeted at hospitals, health systems, other care facilities, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The EPSiTM operating segment is included in the “Unallocated Amounts” category as it does not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments. The segment disclosures below for the three and nine months ended September 30, 2019 have been revised to conform to the current year presentation.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenue:
Core Clinical and Financial Solutions	$306,451	$343,016	$937,882	$1,031,210
Data, Analytics and Care Coordination	88,834	91,295	262,353	261,686
Unallocated Amounts	6,745	9,873	24,731	27,797
Total revenue	$402,030	$444,184	$1,224,966	$1,320,693

Gross profit:
Core Clinical and Financial Solutions	$104,045	$115,403	$312,901	$357,850
Data, Analytics and Care Coordination	52,402	53,382	153,099	156,788
Unallocated Amounts	5,150	6,517	17,042	18,881
Total gross profit	$161,597	$175,302	$483,042	$533,519

Income (loss) from operations:
Core Clinical and Financial Solutions	$(8,387)	$(9,514)	$(45,132)	$(26,772)
Data, Analytics and Care Coordination	15,039	9,548	31,971	26,402
Unallocated Amounts	2,727	3,148	8,594	10,940
Total income (loss) from operations	$9,379	$3,182	$(4,567)	$10,570

16. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of September 30, 2020 and 2019 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016, to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	September 30,
(In thousands)	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$218,701	$129,349
Restricted cash	6,209	9,375
Total cash, cash equivalents and restricted cash	$224,910	$138,724

	Nine Months Ended September 30,
(In thousands)	2020	2019
Supplemental non-cash information:
Issuance of treasury stock to commercial partner	$752	$701

17. Subsequent Events

On October 12, 2020, we signed a purchase agreement (the “CarePort Purchase Agreement”) with a subsidiary of WellSky Corp., a Delaware corporation (“WellSky”), pursuant to which WellSky has agreed to purchase substantially all of the assets of our CarePort Health business, and to assume certain liabilities in connection therewith, for $1.35 billion, subject to certain adjustments and upon the terms and conditions set forth in the CarePort Purchase Agreement. The transactions contemplated by the CarePort Purchase Agreement are subject to customary closing conditions, including the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act having expired or otherwise having been terminated.

On October 15, 2020, we completed the transactions contemplated by the EPSi Purchase Agreement, by which Strata purchased substantially all of the assets of the EPSiTM business. The total consideration for the EPSiTM business was $365.0 million, which is subject to certain adjustments for liabilities assumed by Strata and net working capital as described in the EPSi Purchase Agreement. We expect to realize a pre-tax gain upon sale between $225.0 and $235.0 million. On October 29, 2020, we repaid $20.0 million of the Term Loan as a result of the sale, of which $19.0 million was a mandatory prepayment in accordance with the Second Amended Credit Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, statements regarding our settlement agreements with the Department of Justice (the “DOJ”) and other governmental authorities, and statements regarding our expected future investment in research and development efforts. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: the timing or ultimate completion of the sale of our Careport Health business, as the transaction is subject to certain closing conditions, including the expiration or termination of the waiting period under U.S. antitrust laws; our use of the proceeds from the sale of our EPSi business and the contemplated sale of our CarePort Health business; our ability to achieve the margin targets associated with our margin improvement initiatives within the contemplated time periods, if at all; the magnitude, severity and duration of the COVID-19 pandemic, including the impacts of the pandemic, along with the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; the failure by Practice Fusion to comply with the terms of the settlement agreements with the DOJ; the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; our ability to recover from third parties (including insurers) any amounts required to be paid in connection with Practice Fusion’s settlement agreements with the DOJ and related inquiries; the expected financial results of businesses acquired by us; the successful integration of businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our Enterprise Information Solutions business; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services, ransomware or other Internet-based attacks; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; the failure of markets in which we operate to develop as quickly as expected; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; the performance of our products; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third-party technologies; our ability to maintain or expand our business with existing customers; risks related to international operations; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; asset and long-term investment impairment charges; and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Form 10-K”) and Part II, Item 1A of this Form 10-Q under the headings “Risk Factors” and elsewhere. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms “we,” “us,” “our,” “Company,” or “Allscripts” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and/or its wholly-owned subsidiaries and controlled affiliates, unless otherwise stated.

Overview

Our Business Overview and Regulatory Environment

We deliver information technology (“IT”) solutions and services to help healthcare organizations achieve optimal clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, life sciences companies, retail clinics, retail pharmacies, pharmacy benefit managers, insurance companies, employer wellness clinics, and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), information connectivity, private cloud hosting, outsourcing, analytics, patient access and population health management.

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

The recently finalized ONC regulation on interoperability, information blocking and certification is the most recent major issuance from the government that will affect the health IT industry. The rule requires that we evaluate changes to business processes related to requests for the access, exchange or use of Electronic Health Information, as defined in the ONC regulation. The rule, which involves complex and specific requirements, will necessitate adjustments in our interactions with the market, but we also believe it may lead healthcare organizations to further invest in technologies, such as those sold by Allscripts, that facilitate the exchange of health data and support patients’ access to their information. Given Allscripts’ OPEN strategy, the Company’s application programming interface-based approach to connectivity launched more than a decade ago that exemplified for policy makers the potential benefits of APIs, we expect that Allscripts may be better positioned to adjust more quickly than some other companies in our sector to the requirement to remove barriers to information exchange.

In addition, given that CMS annually proposes new and revised regulations, including payment rules for upcoming years, which require the use of EHRs and other health information technology even as we comply with previously published rules, Allscripts continues to prepare on an ongoing basis for additional areas in which we must execute compliance. Similarly, our ability to achieve newly expanded applicable product certification requirements resulting from changing strategies at the ONC and the scope of related development and other efforts required to meet regulatory standards could both materially impact our capacity to maximize the market opportunity. All our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body (the most recent edition), and we remain committed to satisfying the new certification requirements and meeting the 2015 Cures Edition conditions of certification that were recently finalized by the ONC.

The MACRA encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the Physician Fee Schedule rule each year, providers accepting payment from Medicare must select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these approaches require substantive reporting on quality measures. Additionally, the MIPS consolidated several preexisting incentive programs, including Medicare Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. We believe this law, coupled with other pay for value programs, continues to drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now need an EHR and other health IT solutions and among those looking to purchase more robust systems to comply with increasingly complex MACRA requirements. Additional regulations continue to be released annually, clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

Given the ongoing expansion of payment models requiring analytics, reporting and greater data connectivity, we believe large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology is insignificant, those considering replacement purchases are increasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. As incentive payment strategies shift in policies released under the current Presidential Administration in the United States, the role of commercial payers and their continued expansion of alternative payment models and interest in attaining larger volumes of clinical data, as well as the anticipated growth in Medicaid payment models, are expected to provide additional incentives for purchase and expansion.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions which may impact us and our clients. Continued efforts by the current Presidential Administration and several state governments to alter aspects of the Patient Protection and Affordable Care Act (as amended, the “PPACA”) or to make other policy changes through Executive Orders and United States Supreme Court appointments create uncertainty for us and for our clients. Certain lawsuits related to the PPACA also create uncertainty for us and our clients. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as adjustments made to the PPACA by the Administration, laws or regulations mandating reductions in reimbursement for certain types of providers, decreasing insurance coverage of patients, state-level requests for waivers from CMS related to Medicaid modeling, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us.

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

Allscripts, as is true of other health IT vendors, has been asked by the White House, HHS, the CDC, and state and local governments to support public health efforts to contain the pandemic by expanding COVID-19 reporting options available to our clients. Our technology has been instrumental to the provision of high-quality care, aiding not only public health surveillance but also in clinical decision support interventions to aid in triage, diagnosis and treatment; information exchange as patients are moved from site to site; predictive analytics based on local data for surge anticipation; and patient transitions as they leave the acute care environment for post-acute rehabilitative care.

The COVID-19 pandemic negatively impacted revenue for the three and nine months ended September 30, 2020, as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. Over the past six months, we implemented cost actions that included headcount reductions and temporary salary measures. We believe our cost reduction actions and liquidity serve to position us appropriately and provide operating and financial flexibility to assist us in navigating through this uncertain environment.

The extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of the COVID-19 pandemic, resurgences or additional “waves” of outbreaks of COVID-19 in various jurisdictions, the impact of COVID-19 on economic activity, and the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

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

Third Quarter 2020 Summary

During the third quarter of 2020, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, increasing operating margins, improving our competitive position by expanding the depth and breadth of our products and integrating recent acquisitions. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the third quarter of 2020 was $402 million, a decrease of $42 million compared to the third quarter of 2019. For the three months ended September 30, 2020, software delivery, support and maintenance revenue and client services revenue was $251 million and $151 million, respectively, compared with $284 million and $160 million, respectively, during the three months ended September 30, 2019. Gross profit for the third quarter was $162 million, a decrease of $13 million compared to the third quarter of 2019. Gross margin increased to 40.2% in the third quarter of 2020 compared to a 39.5% gross margin in the third quarter of 2019.

Our contract backlog as of September 30, 2020 was $4.4 billion, which remained consistent compared with our contract backlog of $4.4 billion as of December 31, 2019, while increasing compared with contract backlog as of September 30, 2019 of $3.9 billion.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private cloud hosting, outsourcing and subscription-based services, totaled $187 million for the three months ended September 30, 2020, which represents a decrease of 21% over the comparable prior period amount of $236 million and a decrease of less than 1% from the second quarter 2020 amount of $188 million.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue:
Software delivery, support and maintenance	$250,547	$284,373	(11.9%)	$770,180	$844,908	(8.8%)
Client services	151,483	159,811	(5.2%)	454,786	475,785	(4.4%)
Total revenue	402,030	444,184	(9.5%)	1,224,966	1,320,693	(7.2%)
Cost of revenue:
Software delivery, support and maintenance	75,311	83,312	(9.6%)	225,879	248,401	(9.1%)
Client services	131,915	156,275	(15.6%)	420,185	452,226	(7.1%)
Amortization of software development and acquisition-related assets	33,207	29,295	13.4%	95,860	86,547	10.8%
Total cost of revenue	240,433	268,882	(10.6%)	741,924	787,174	(5.7%)
Gross profit	161,597	175,302	(7.8%)	483,042	533,519	(9.5%)
Gross margin %	40.2%	39.5%		39.4%	40.4%
Selling, general and administrative expenses	97,231	101,152	(3.9%)	309,139	306,939	0.7%
Research and development	48,476	63,873	(24.1%)	158,913	191,597	(17.1%)
Asset impairment charges	210	248	(15.3%)	210	4,037	(94.8%)
Amortization of intangible and acquisition-related assets	6,301	6,847	(8.0%)	19,347	20,376	(5.1%)
Income (loss) from operations	9,379	3,182	194.8%	(4,567)	10,570	(143.2%)
Interest expense	(7,662)	(10,839)	(29.3%)	(31,280)	(31,447)	(0.5%)
Other income (loss), net	398	781	(49.0%)	45	(143,700)	(100.0%)
(Impairment) recovery of long-term investments	(1,025)	0	NM	(1,575)	1,045	NM
Equity in net income (loss) of unconsolidated investments	383	386	(0.8%)	17,417	540	NM
Income (loss) before income taxes	1,473	(6,490)	(122.7%)	(19,960)	(162,992)	(87.8%)
Income tax (provision) benefit	(931)	765	NM	(7,457)	(640)	NM
Effective tax rate	63.2%	11.8%		(37.4%)	(0.4%)
Net income (loss)	542	(5,725)	(109.5%)	(27,417)	(163,632)	(83.2%)
Net loss attributable to non-controlling interests	0	0	-	0	424	NM
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$542	$(5,725)	(109.5%)	$(27,417)	$(163,208)	(83.2%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Revenue:
Recurring revenue	$333,900	$349,455	(4.5%)	$1,010,207	$1,048,204	(3.6%)
Non-recurring revenue	68,130	94,729	(28.1%)	214,759	272,489	(21.2%)
Total revenue	$402,030	$444,184	(9.5%)	$1,224,966	$1,320,693	(7.2%)

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

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

Recurring revenue decreased for the three and nine months ended September 30, 2020 compared to the prior year comparable periods, primarily due to attrition. The decrease was partially offset by an increase in subscription revenue. Non-recurring revenue decreased for the three and nine months ended September 30, 2020 compared to the prior year comparable periods, primarily due to lower upfront software revenues and project delays that impacted client services revenue. The decrease was partially offset by new business in client services revenue.

The percentage of recurring and non-recurring revenue of our total revenue was 83% and 17%, respectively, during the three months ended September 30, 2020 and 79% and 21%, respectively, during the three months ended September 30, 2019. The percentage of recurring and non-recurring revenue of our total revenue was 82% and 18%, respectively, during the nine months ended September 30, 2020 and 79% and 21%, respectively, during the nine months ended September 30, 2019.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Total cost of revenue	$240,433	$268,882	(10.6%)	$741,924	$787,174	(5.7%)
Gross profit	$161,597	$175,302	(7.8%)	$483,042	$533,519	(9.5%)
Gross margin %	40.2%	39.5%		39.4%	40.4%

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Gross profit decreased during the three and nine months ended September 30, 2020 compared with the prior year comparable periods, primarily due to attrition, revenue mix and project delays. The decrease was partially offset by new business in software subscription revenues and the cost reduction initiatives.

Gross margin slightly increased during the three months ended September 30, 2020 compared with the prior year comparable period, primarily due to the cost reduction initiatives. Gross margin decreased during the nine months ended September 30, 2020 compared with the prior year comparable period, due to the previously mentioned items for the gross profit decline.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Selling, general and administrative expenses	$97,231	$101,152	(3.9%)	$309,139	$306,939	0.7%

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Selling, general and administrative expenses decreased during the three months ended September 30, 2020, compared with the prior year comparable period, primarily due to the impact of the cost reduction initiatives. Selling, general and administrative expenses increased during the nine months ended September 30, 2020, compared with the prior year comparable period, primarily due to higher severance related expenses. The increase was partially offset by the impact of the cost reduction initiatives.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Research and development	$48,476	$63,873	(24.1%)	$158,913	$191,597	(17.1%)

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Research and development expenses decreased during the three and nine months ended September 30, 2020 compared with the prior year comparable periods, primarily due to the impact of the cost reduction initiatives.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Asset impairment charges	$210	$248	(15.3%)	$210	$4,037	(94.8%)

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Asset impairment charges for the three and nine months ended September 30, 2019 were primarily the result of retiring certain hosting assets due to data center migrations.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Amortization of intangible and acquisition-related assets	$6,301	$6,847	(8.0%)	$19,347	$20,376	(5.1%)

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

The decrease in amortization expense for the three and nine months ended September 30, 2020, compared with the prior year comparable periods, was due to normal amortization expense in 2020 and certain intangible assets being fully amortized in 2019.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Interest expense	$7,662	$10,839	(29.3%)	$31,280	$31,447	(0.5%)

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Interest expense decreased during the three and nine months ended September 30, 2020 compared to the prior year comparable periods, primarily due to a decline in the effective interest rates on outstanding debt. The decrease was partially offset by higher total debt levels in the current year periods.

Other Income (loss), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Other income (loss), net	$398	$781	(49.0%)	$45	$(143,700)	(100.0%)

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Other income (loss), net for the three and nine months ended September 30, 2020 and 2019 consisted of a combination of interest income, and miscellaneous receipts and expenses. The large increase during the nine months ended September 30, 2020 compared to the prior year comparable period was due to the $145 million settlement with the DOJ related to its civil and criminal investigations of Practice Fusion.

(Impairment) Recovery of Long-term Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
(Impairment) recovery of long-term investments	$(1,025)	$0	NM	$(1,575)	$1,045	NM

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

During the three months ended September 30, 2020, we recorded a $1.0 million impairment for a third-party cost-method investment. During the nine months ended September 30, 2020, we also recorded a $0.6 million impairment for a third-party equity-method investment. During the nine months ended September 30, 2019, we recovered $1.0 million from a third-party cost-method investment that we had previously impaired.

Equity in Net Income (Loss) of Unconsolidated Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Equity in net income (loss) of unconsolidated investments	$383	$386	(0.8%)	$17,417	$540	NM

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag. During the nine months ended September 30, 2020, we recorded a $16.8 million gain from the sale of a third-party equity-method investment.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Income tax (provision) benefit	$(931)	$765	NM	$(7,457)	$(640)	NM
Effective tax rate	63.2%	11.8%		(37.4%)	(0.4%)

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2020, compared with the prior year comparable periods, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had less impact on the pre-tax income (loss) of $1.5 million and ($20.0) million in the three and nine months ended September 30, 2020, respectively, compared to the impacts of these items on a pre-tax loss of $6.5 million and $163.0 million for the three and nine months ended September 30, 2019, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the nine months ended September 30, 2020, we recorded valuation allowances of $1.2 million related to U.S. and foreign net operating loss carryforwards.

Non-Controlling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Net loss attributable to non-controlling interest	$0	$0	-	$0	$424	NM

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

The net loss attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. We purchased all of the outstanding minority interests in Pulse8, Inc. during the first quarter of 2019.

Segment Operations

The segment disclosures below for the three and nine months ended September 30, 2019 have been revised to conform to the current year presentation. Refer to Note 15 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Revenue:
Core Clinical and Financial Solutions	$306,451	$343,016	(10.7%)	$937,882	$1,031,210	(9.1%)
Data, Analytics and Care Coordination	88,834	91,295	(2.7%)	262,353	261,686	0.3%
Unallocated Amounts	6,745	9,873	(31.7%)	24,731	27,797	(11.0%)
Total revenue	$402,030	$444,184	(9.5%)	$1,224,966	$1,320,693	(7.2%)

Gross Profit:
Care Coordination and Financial Solutions	$104,045	$115,403	(9.8%)	$312,901	$357,850	(12.6%)
Data, Analytics and Care Coordination	52,402	53,382	(1.8%)	153,099	156,788	(2.4%)
Unallocated Amounts	5,150	6,517	(21.0%)	17,042	18,881	(9.7%)
Total gross profit	$161,597	$175,302	(7.8%)	$483,042	$533,519	(9.5%)

Income (loss) from operations:
Care Coordination and Financial Solutions	$(8,387)	$(9,514)	11.8%	$(45,132)	$(26,772)	(68.6%)
Data, Analytics and Care Coordination	15,039	9,548	57.5%	31,971	26,402	21.1%
Unallocated Amounts	2,727	3,148	(13.4%)	8,594	10,940	(21.4%)
Total income (loss) from operations	$9,379	$3,182	194.8%	$(4,567)	$10,570	(143.2%)

Core Clinical and Financial Solutions

Our Core Clinical and Financial Solutions segment derives its revenue from the sale of software applications for patient engagement, integrated clinical and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue	$306,451	$343,016	(10.7%)	$937,882	$1,031,210	(9.1%)
Gross profit	$104,045	$115,403	(9.8%)	$312,901	$357,850	(12.6%)
Gross margin %	34.0%	33.6%		33.4%	34.7%
Loss from operations	$(8,387)	$(9,514)	(11.8%)	$(45,132)	$(26,772)	68.6%
Operating margin %	(2.7%)	(2.8%)		(4.8%)	(2.6%)

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Core Clinical and Financial Solutions revenue decreased during the three and nine months ended September 30, 2020, compared with the prior year comparable periods primarily due to lower upfront software revenues, attrition and project delays that impacted client services revenue.

Gross profit decreased during the three and nine months ended September 30, 2020 compared with the prior year comparable periods, primarily due to the previously mentioned attrition, revenue profile and project delays. The decrease was partially offset by the cost reduction initiatives. Gross margin slightly increased during the three months ended September 30, 2020 compared with the prior year comparable period, primarily due to the cost reduction initiatives. Gross margin decreased during the nine months ended September 30, 2020 compared with the prior year comparable period, due to the previously mentioned items for the gross profit decline.

Loss from operations slightly decreased for the three months ended September 30, 2020, compared with the prior year comparable period, primarily due to lower operating expenses driven by the cost reduction initiatives. The decrease was partially offset by the decline in gross profit. Loss from operations increased for the nine months ended September 30, 2020, compared with the prior year comparable period due to a decline in gross profit. The decrease was partially offset by the cost reduction initiatives.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue	$88,834	$91,295	(2.7%)	$262,353	$261,686	0.3%
Gross profit	$52,402	$53,382	(1.8%)	$153,099	$156,788	(2.4%)
Gross margin %	59.0%	58.5%		58.4%	59.9%
Income from operations	$15,039	$9,548	57.5%	$31,971	$26,402	21.1%
Operating margin %	16.9%	10.5%		12.2%	10.1%

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Data, Analytics and Care Coordination revenue decreased for the three months ended September 30, 2020 compared with the prior year comparable period due to a decrease in transaction-related revenues. The decrease was partially offset by an increase in subscription revenue. New business in subscription revenue and client services contributed to the slight increase in revenue for the nine months ended September 30, 2020 compared with the prior year comparable period.

Gross profit decreased during the three and nine months ended September 30, 2020 compared with the prior year comparable periods, primarily due to the decrease in revenue and revenue profile. Gross margin slightly increased during the three months ended September 30, 2020 compared with the prior year comparable period, primarily due to the cost reduction initiatives. Gross margin decreased during the nine months ended September 30, 2020 compared with the prior year comparable period, due to the previously mentioned items for the gross profit decline.

Income from operations increased during the three and nine months ended September 30, 2020 compared with the prior year comparable periods, primarily due to lower operating expenses driven by the cost reduction initiatives. The increase was partially offset by a decline in gross profit.

Unallocated Amounts

The EPSiTM operating segment is included in the “Unallocated Amounts” category as it does not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Revenue	$6,745	$9,873	(31.7%)	$24,731	$27,797	(11.0%)
Gross profit	$5,150	$6,517	(21.0%)	$17,042	$18,881	(9.7%)
Gross margin %	76.4%	66.0%		68.9%	67.9%
Income from operations	$2,727	$3,148	(13.4%)	$8,594	$10,940	(21.4%)
Operating margin %	40.4%	31.9%		34.7%	39.4%

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

Revenue decreased during the three and nine months ended September 30, 2020, compared with the prior year comparable periods, primarily due to a decrease in maintenance and transaction-related revenues.

Gross profit decreased during the three and nine months ended September 30, 2020, compared with the prior year comparable periods, primarily due to a decrease in maintenance revenues. Gross margin increased during the three and nine months ended September 30, 2020 compared with the prior years comparable periods, primarily due to the transfer price allocation for the two reportable segments related to increased transaction-related revenues.

Income from operations decreased during the three and nine months ended September 30, 2020, compared with the prior year comparable periods, primarily due to the decline in gross profit. The decrease was partially offset by the cost reduction initiatives.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. September 30, 2020
(In millions)	As of September 30, 2020	As of December 31, 2019	As of September 30, 2019	December 31, 2019	September 30, 2019
Software delivery, support and maintenance	$2,434	$2,519	$2,550	(3.4%)	(4.5%)
Client services	1,949	1,848	1,359	5.5%	43.4%
Total contract backlog	$4,383	$4,367	$3,909	0.4%	12.1%

Total contract backlog as of September 30, 2020 increased compared with December 31, 2019 and September 30, 2019. Total contract backlog can fluctuate between periods based on the level of revenue and bookings, as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties. Our liquidity was influenced by the COVID-19 pandemic during the nine months ended September 30, 2020. We increased cash on hand through additional credit facility borrowings to provide financial flexibility and enhance our ability to address potential future uncertainties regarding the impact of the COVID-19 pandemic. Our principal sources of liquidity consisted of cash and cash equivalents of $225 million and available borrowing capacity of $299 million under our revolving credit facility as of September 30, 2020. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change
Net loss	$(27,417)	$(163,632)	$136,215
Non-cash adjustments to net loss	182,271	200,717	(18,446)
Cash impact of changes in operating assets and liabilities	(82,949)	26,859	(109,808)
Net cash provided by operating activities - continuing operations	71,905	63,944	7,961
Net cash used in operating activities - discontinued operations	0	(30,000)	30,000
Net cash provided by operating activities	$71,905	$33,944	$37,961

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Net cash provided by operating activities – continuing operations increased during the nine months ended September 30, 2020 compared with the prior year comparable period. Non-cash adjustments to net loss decreased primarily due to the sale of a third-party equity-method investment, a decrease in stock-based compensation expenses and a decrease in asset impairment charges. Net loss and Cash impact of changes in operating assets and liabilities for the nine months ended September 30, 2020 and 2019 reflects $89 million of payments and the $145 million settlement related to the DOJ Settlement Agreements, respectively. The decrease in Cash impact of changes in operating assets and liabilities was partially offset by working capital changes.

Net cash used in operating activities – discontinued operations during the nine months ended September 30, 2019 reflects an advance income tax payment related to the gain realized upon the sale of our investment in Netsmart on December 31, 2018.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change
Capital expenditures	$(7,896)	$(13,475)	$5,579
Capitalized software	(78,032)	(86,190)	8,158
Cash paid for business acquisitions, net of cash acquired	0	(23,443)	23,443
Sales (purchases) of equity securities, other investments and related intangible assets, net	20,996	(7,191)	28,187
Other proceeds from investing activities	0	14	(14)
Net cash used in investing activities	$(64,932)	$(130,285)	$65,353

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Net cash used in investing activities decreased during the nine months ended September 30, 2020, compared with the prior year comparable period. The decrease in the use of cash during 2020 was primarily due to the absence of an acquisition, the sale of a third-party equity-method investment and decreased spending for capital expenditures and capitalized software costs.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change
Taxes paid related to net share settlement of equity awards	$(5,589)	$(6,762)	$1,173
Repayment of Convertible Senior Notes	(352,361)	0	(352,361)
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	0	(758)
Credit facility payments	(175,000)	(15,000)	(160,000)
Credit facility borrowings, net of issuance costs	673,625	249,241	424,384
Repurchase of common stock	(55,282)	(102,160)	46,878
Repurchase of unsettled common stock	0	(9,301)	9,301
Payment of acquisition and other financing obligations	(4,369)	(11,581)	7,212
Purchases of subsidiary shares owned by non-controlling interest	0	(54,064)	54,064
Net cash provided by financing activities	$80,266	$50,373	$29,893

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Net cash provided by financing activities increased during the nine months ended September 30, 2020, compared with the prior year comparable period. The increase was a result of higher net credit facility borrowings to repay the 1.25% Notes in full, as well as to increase cash on hand and provide financial flexibility to enhance our ability to address potential future uncertainties regarding the impact of the COVID-19 pandemic. During the nine months ended September 30, 2020, we also repurchased a lower amount of our common stock, increased payments on debt instruments and had an absence of minority interest purchases compared with the nine months ended September 30, 2019.

Future Capital Requirements

The following table summarizes our required minimum future payments under the 0.875% Convertible Senior Notes and the Senior Secured Credit Facility as of September 30, 2020.

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments:
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Senior Secured Credit Facility (2)	910,000	26,500	30,000	37,500	816,000	0	0
Total principal payments	1,117,911	26,500	30,000	37,500	816,000	0	207,911
Interest payments:
0.875% Convertible Senior Notes	11,824	0	1,819	1,819	1,819	1,819	4,548
Senior Secured Credit Facility (2) (3)	47,826	5,002	19,471	18,787	4,566	0	0
Total interest payments	59,650	5,002	21,290	20,606	6,385	1,819	4,548
Total future debt payments	$1,177,561	$31,502	$51,290	$58,106	$822,385	$1,819	$212,459
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.
(2)	Assumes no additional borrowings after September 30, 2020, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.
(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on September 30, 2020, which was 2.15%.

Other Matters Affecting Future Capital Requirements

Research and development investment is expected to decline for the remainder of 2020 as the Company is implementing cost reduction initiatives. Total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $225 million as of September 30, 2020, our future cash flows, expected proceeds from dispositions, our borrowing capacity under our senior secured revolving facility (the “Revolving Facility”) and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our 2018 stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the nine months ended September 30, 2020, in the ordinary course of business, we amended or renewed multi-year service agreements with a third-party software vendor, which resulted in increases of approximately $14.4 million, $18.0 million, $13.3 million, $8.2 million, $4.5 million, and $1.9 million to our future purchase obligation amounts for the years ending December 31, 2020, 2021, 2022, 2023, 2024, and 2025, respectively, previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the nine months ended September 30, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures, which were designed to a level of reasonable assurance, were effective as of September 30, 2020. In the course of this evaluation, our management considered the fact that, on October 15, 2020, the Company timely filed a Form 8-K reporting the sale of our EPSi business, as further discussed in Note 17, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. The Form 8-K did not include the required pro forma financial information reflecting the sale of our EPSi business, which was subsequently included on a Form 8-K/A filed on October 30, 2020.

Changes in Internal Control over Financial Reporting

We have implemented, and continue to refine, internal controls related to the new credit loss accounting standard which we adopted on January 1, 2020. There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Except as follows, there have been no material changes during the nine months ended September 30, 2020 from the risk factors as previously disclosed in our Form 10-K.

The novel coronavirus (COVID-19) pandemic has and could continue to materially and adversely impact the business, results of operations, financial condition, liquidity and cash flows of us and our clients.

The COVID-19 pandemic and efforts to control its spread is having a significant impact on our operations and the operations of our healthcare clients. The magnitude and duration of the disruption and resulting decline in business activity will largely depend on future developments which are highly uncertain and cannot be predicted. Because our hospital and other health care provider clients have understandably prioritized their resources towards the COVID-19 outbreak, we expect that our business will continue to be adversely affected, including by negatively impacting the demand for our solutions (including the timeframes for the implementation of our solutions) and the timing of the payment for our solutions, while restricting our sales, marketing, and other important business activities. For example, the COVID-19 pandemic negatively impacted revenue for the three and nine months ended September 30, 2020, as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. We are unable to predict the continuing magnitude of any such affect.

As a result of the COVID-19 pandemic, certain industry events that we sponsor or at which we present and certain client events have been canceled, postponed or moved to virtual-only experiences, and we have instituted a work-from-home policy for most of our employees and have significantly restricted employee travel. In addition, concerns over the economic impact of the COVID-19 pandemic have also caused extreme volatility in financial and other capital markets which has adversely impacted and may continue to adversely impact our stock price and our ability to access capital markets. The extent to which the COVID-19 pandemic will continue to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of the COVID-19 pandemic, resurgences or additional “waves” of outbreaks of COVID-19 in various jurisdictions, the impact of COVID-19 on economic activity, and the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the other “Risk Factors” included in our Form 10-K, such as those relating to our products and services, sales cycles and implementation schedules, the retention of key employees, financial performance and debt obligations.

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

The following table summarizes the stock repurchase activity during the three months ended September 30, 2020 and the approximate dollar value of shares that may yet be purchased under our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share	Programs	Programs
07/01/20—07/31/20	0	$0.00	0	$92,116
08/01/20—08/31/20	3,200	$9.22	3,200	$62,614
09/01/20—09/30/20	1,800	$8.87	1,800	$46,647
	5,000	$9.09	5,000

Item 6.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
2.1

Asset Purchase Agreement, dated as of July 30, 2020, by an among Allscripts Healthcare Solutions, Inc., a Delaware corporation, Allscripts Healthcare, LLC, a North Carolina limited liability company, Allscripts Software, LLC, a Delaware limited liability company, Strata Decision Technology LLC, an Illinois limited liability company, and, solely for purposes of Article VI and Section 12.18 thereof, Roper Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on August 3, 2020)

2.2

Purchase Agreement, dated as of October 12, 2020, by and among Allscripts Healthcare, LLC, a North Carolina limited liability company, Carbonite Buyer, Inc., a Delaware corporation, and, solely for purposes of Section 9.13(f) thereof, WellSky Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on October 15, 2020)

10.1

First Amendment to the Employment Agreement between Allscripts Healthcare Solutions, Inc. and Richard Poulton (incorporated by reference by Exhibit 10.1 to Form 8-K filed with the SEC on August 3, 2020)

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: October 30, 2020