Form 10-K
period 2020-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2021-02-26
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,078,860,200. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 22, 2021, there were 140,032,248 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

PART I

Item 1. Business

We deliver information technology (“IT”) solutions and services to help healthcare organizations around the world achieve optimal clinical, financial and operational results. Our solutions and services are sold to:

•	Physician practices and specialty groups	•	Retail pharmacies
•	Hospitals	•	Pharmacy benefit managers
•	Governments and militaries	•	Insurance companies
•	Health systems	•	Employer wellness clinics
•	Health plans	•	Post-acute organizations
•	Life-sciences companies	•	Consumers
•	Retail clinics	•	Lab companies
•	Surgery centers	•	Urgent care facilities

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

Recent Business Developments

On October 13, 2020, Allscripts announced a definitive agreement to sell its CarePort Health business (“CarePort”) to WellSky Corp., in exchange for $1.35 billion. CarePort solutions assist hundreds of hospitals and thousands of post-acute care providers to efficiently coordinate and transition patients through different settings of care. The transaction closed on December 31, 2020. Prior to the sale, CarePort was part of the Data, Analytics and Care Coordination reportable segment.

On July 30, 2020, we announced a definitive agreement to sell the EPSiTM business (“EPSi”), a leading provider of financial decision support and planning tools for hospitals and health systems, to Strata Decision Technology, in exchange for $365 million. The transaction closed on October 15, 2020. Prior to the sale, EPSi was part of the Unallocated category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. As a result of each sale, and since both businesses were part of the same strategic initiative, were sold within the same period and the combined sale of EPSi and CarePort represents a strategic shift that had a major effect on our operations and financial results, these businesses are now reported together as discontinued operations for the years ended December 31, 2020, 2019 and 2018.

On July 13, 2020, Allscripts and Microsoft jointly announced the extension of their long-standing strategic alliance to enable the expanded development and delivery of cloud-based health IT solutions. The five-year extension will support Allscripts’ cloud-based SunriseTM electronic health record, making Microsoft the cloud provider for the solution and opening up co-innovation opportunities to help transform healthcare with smarter, more scalable technology.

On January 13, 2020, we announced that we extended our engagement with our largest customer, Northwell Health, which is New York’s largest health system. Our managed service business supports the organization’s infrastructure as well as our solutions and third-party applications. We also provide comprehensive service desk support and application management services, as well as project delivery, strategic and leadership-planning activities.

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

Solutions

Our portfolio addresses a range of healthcare industry needs, with the goal of enabling smarter care delivered with greater precision, for healthier communities. Across care settings, our solutions enable clinical, financial and operational efficiencies while helping patients deepen their engagement in their own care. Our principal solutions consist of the following:

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

Sunrise™ is a comprehensive platform of health for hospitals and health systems. SunriseTM supports hospitals and health systems by delivering a single patient record that supports inpatient and outpatient care and provides advanced decision guidance and supportive workflows for clinicians. Sunrise provides mobile support for clinicians, delivering the power of innovative healthcare IT where they are.

The SunriseTM platform of health includes:

•	Acute care	•	Oncology care
•	Ambulatory care	•	Rehabilitation care
•	Emergency care	•	Financial management solutions
•	Mobility solutions	•	Enterprise-wide registration and scheduling solutions
•	Pharmacy	•	Health information management and abstracting solutions
•	Radiology and enterprise wide viewer	•	Allscripts Go (integrated patient ride-share, transportation solution)
•	Surgical care	•	Charge Logic (charge optimization for outpatient facilities)
•	Tissue management	•	Supply chain and point-of-use supply solutions
•	Anesthesia information management	•	Clinical performance management analytics
•	Laboratory information management	•	Surgical analytics, surgeon access and OR optimization solutions
•	Blood bank solutions	•	Patient Flow (patient throughput solution and census logic analytics)
•	Wound care	•	Infusion analytics

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

Allscripts Professional EHR™ is an EHR solution for small- to mid-size physician practices. Allscripts Professional EHRTM works in accountable care organizations (“ACOs”), patient-centered medical homes and Federally Qualified Health Centers. The solution’s mobile offering, Allscripts Professional EHRTM Mobile, provides on-the-go access to Allscripts Professional EHRTM, driving greater efficiency and improved patient care.

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

BOSSnet is an electronic document management solution that digitizes paper for our EHR customers and serves as a digital health record solution for emerging markets with low digital maturity. The solution currently has a large customer base in Australia and is now expanding across other geographies.

Payer and Life Sciences

Veradigm™ is the Allscripts payer and life science business unit which is an integrated data systems and services business that combines data-driven clinical insights with actionable tools that reside in clinical workflow. VeradigmTM provides solutions to their client base which help key healthcare stakeholders improve the quality, efficiency and value of healthcare delivery - including biopharma, health plans, healthcare providers, health technology partners, and most importantly, the patients they serve.

Consumer Solutions

FollowMyHealth® is a comprehensive patient engagement platform with options for telehealth and remote patient monitoring. This patient engagement platform serves as the foundation for emerging consumer health initiatives, including automated secure messaging.

Financial Management

Allscripts financial solutions support revenue cycle, claims management, budgeting and analytic functions for healthcare organizations. These tools can help change clinician behavior to improve patient flow, increase quality, advance outcomes, optimize referral networks, decrease leakage and reduce costs. Plus, our solutions allow our clients to extract the data needed to support new reimbursement models. Offerings include:

•	Sunrise™ Financial Manager
•	Sunrise™ Abstracting
•	STAR
•	Allscripts Revenue Cycle Management Services

Population Health Management

Allscripts provides robust, community-connected population health solutions that enable and deliver care coordination, connectivity, data aggregation and analytics.

•	Allscripts care coordination solutions include Allscripts® Care Director, dbMotion™ and chronic care management services.
•	Our connectivity and data aggregation solutions include the dbMotion™ Solution and dbMotion™ Community powered by OnePartner.
•

Allscripts Clinical Performance Management enables healthcare organizations to measure performance and outcomes, analyze utilization, manage risk, reduce cost and improve quality across the continuum of care.

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

•

Interoperability – We provide clients a wide array of interoperability tools to support their need and desire to connect to numerous stakeholders in the industry, including other healthcare providers, labs, imaging facilities, public health entities and patients, as well as other third-party technology providers. Allscripts open platform is proven, scalable and user-friendly, and connects both clinical and financial data across every setting. We also offer Application Programming Interfaces (“APIs”) based on the Fast Healthcare Interoperability Resources. With this platform, clients can connect to any certified application or device, which saves time and money and gives clients full access to a variety of innovative solutions.

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

Material Government Regulations

Our business operations are worldwide and are subject to various federal, state, local, and foreign laws, and our products and services are governed by a number of rules and regulations. Although there is no assurance that existing or future government laws, rules and other regulations applicable to our operations, products or services will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate materially increased expenditures in response to government regulations or future material impacts to our results or competitiveness. Nonetheless, as discussed below, healthcare laws and global trade regulations have materially impacted and could continue to materially impact our business and operations. For a discussion of the risks associated with government regulations that may materially impact us, please see the section entitled "Risk Factors" in Item 1A.

Healthcare IT Industry

The healthcare IT industry in which we operate is highly regulated, and the services we provide are subject to a complex set of healthcare laws and regulations, including, among others, the 21st Century Cures Act (the “Cures Act”), the Medicare Access and CHIP Reauthorization Act (“MACRA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulations issued by the Centers for Medicare and Medicaid Services (“CMS”) and the Department of Health and Human Services (“HHS”), a number of fraud and abuse laws, including the federal Anti-Kickback Statute and the False Claims Act, and the Patient Protection and Affordable Care Act (as amended, the “PPACA”), as discussed below. In addition, the healthcare IT industry is subject to changing political, legislative, regulatory and other industry standards, which create both significant opportunities as well as certain challenges. These include:

•

HITECH: In 2009, the United States federal government enacted HITECH, which authorized the Office of the National Coordinator for Health Information Technology (“ONC”) to establish the functionality that EHR products must meet in order for our technologies to be considered certified and for our customers to qualify for participation in various government incentive programs.

•

Provider Reimbursement: In recent years, there have been significant changes to provider payment models by the United States federal government, moving toward a value-based care model similar to those being adopted by commercial payers and state governments. This leads to increasing pressure on healthcare organizations to reduce costs and increase demonstration of quality care, replacing fee-for-service models in part by expanding advanced payment models. Such changes to provider payment models could further encourage the adoption of healthcare IT as a means of improving quality of patient care through increased efficiency, care coordination, and improved access to complete medical documentation.

o

The passage of MACRA in 2015 codified the creation of new payment models, such as Accountable Care Organizations and the Quality Payment Program, that have significantly expanded and will continue to significantly expand the number of ambulatory healthcare professionals delivering care under payment programs that are driven by quality measurement. In 2016, CMS issued preliminary regulations for the Quality Payment Program (“QPP”), and many of our clients are also involved with the Comprehensive Primary Care Plus program, which is working toward similar goals by emphasizing the role of the primary care provider. Other important drivers of healthcare IT adoption in the primary care space are the Patient Centered Medical Home program, a voluntary program in which many of our clients participate that has a strong emphasis on quality measurement and patient engagement. Even where some of these programs will likely be adjusted in part by HHS under the new Biden Administration, significant levels of reimbursements will still require providers to capture, communicate, measure and share outcomes through technology solutions such as ours, given that those requirements are bound in federal statute.

•

PPACA: PPACA, which was signed into law in 2010, has impacted us and our clients. While at this time repeal of the law is unlikely, particularly under the new Biden Administration, legal challenges continue to advance through the justice system, including an impending ruling from the Supreme Court. Many components of the law, including those which have had a positive effect on our business by requiring the expanded use of health IT products, are expected to remain in effect, as they are not subject to repeal or modification under any currently pending legislation. Certain provisions of PPACA, such as those mandating reductions in reimbursement for certain types of providers or decreasing the number of covered lives in the United States or the depth of insurance coverage available to patients, may have a negative effect on our sales by reducing the resources available to our current and prospective clients to purchase our products.

•

Cures Act: In late 2016, Congress passed the Cures Act, a sweeping piece of legislation attempting to modernize many areas of the healthcare industry.  Sections of the law addressing interoperability also codified the concept of information blocking, requiring a new regulatory structure to respond to concerns that actors in the healthcare industry intentionally block the exchange of information between various stakeholders.  The Cures Act authorized penalties for any such action for health IT developers and health information exchange entities, as well as virtually every type of provider organization that Allscripts serves. We will respond to the requirements of the final associated regulation on Interoperability, Information Exchange and Certification released by ONC in March 2020 as thoroughly as possible. The ONC regulation, which involves complex and specific requirements, requires that we evaluate changes to business processes related to requests for the access, exchange or use of Electronic Health Information. Our Company has been and remains committed to open and efficient information exchange and we will continue to support clients in their efforts to exchange health data and meet all new associated certification requirements.

•	Privacy and Health Data: Allscripts is subject to numerous privacy and security laws and regulations, including HIPAA and the FTC Act.

HIPAA:  HIPAA and its implementing regulations contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. As part of the operation of our business, Allscripts, and our subcontractors may have access to, or our clients may provide to us, individually identifiable health information related to the treatment, payment and operations of providers’ practices. In the United States, government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information.  HIPAA applies to “Covered Entities,” such as certain healthcare providers, health plans, and “healthcare clearinghouses,” as well as business associates that performed functions on behalf of or provided services to Covered Entities. We consider ourselves a Covered Entity due to our acting as a healthcare clearinghouse through our provision of Allscripts Payerpath due to its filing of electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. In addition, as a result of our dealings with certain clients and others in the healthcare industry that may be considered Covered Entities under or otherwise subject to the requirements of HIPAA, we are, in some circumstances, considered a business associate under HIPAA. As a business associate, we are subject to the HIPAA requirements relating to the privacy and security of protected health information. Among other things, HIPAA requires business associates to (i) maintain physical, technical and administrative safeguards to prevent protected health information from misuse, (ii) report security incidents and other inappropriate uses or disclosures of the information, including to individuals and governmental authorities, and (iii) assist Covered Entities from which we obtain health information with certain of their duties under HIPAA. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of protected health information (“PHI”) that we receive and with our obligations under Business Associate Agreements.

The principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our clients in a manner that is compliant with the Transaction, Security and Privacy Standards mandated by HIPAA, and second, to comply with HIPAA when it directly applies to us. We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents. The Office of Civil Rights has proposed updates and changes to HIPAA-related regulations, and Allscripts plans to adjust our processes and procedures as necessary, as new rules are finalized.

o

FTC Act: Section 5 of the Federal Trade Commission Act (the “FTC Act”) prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC Act, and the rules promulgated thereunder, may be applicable to health information that is held in a capacity that does not implicate HIPAA. Therefore, for certain activities and applications, we employ processes designed to comply with the FTC Act.

o

42 CFR Part 2: The Substance Abuse and Mental Health Services Administration is also expected to promulgate regulations amending requirements and restrictions related specifically to the storage and exchange of behavioral health- and substance use disorder-related patient data, working to ease integration between such sensitive health data and the patient’s larger health record.  Similarly, we will adjust policies and procedures as required by any final regulation as released.

•

Fraud and Abuse Laws:  The healthcare industry is subject to laws and regulations on fraud and abuse that, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or for the purchase or order, or arranging for or recommending referrals or purchases, of any item or service paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. Moreover, both federal and state laws forbid bribery and similar behavior.

Federal Anti-Kickback Statute: The federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or services covered by these programs. Courts have interpreted the law to provide that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect some arrangements from enforcement penalties. Penalties for federal Anti-Kickback Statute violations can be severe, and include imprisonment, criminal fines, civil money penalties with triple damages (when the False Claims Act is implicated) and exclusion from participation in federal healthcare programs. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. HHS finalized changes to the latest regulations stemming from the federal Anti-Kickback Statute and Stark Law in late 2020, continuing to make further allowances for exclusions associated with the purchase of health information technology.

o

False Claims Act: The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we do not submit claims directly to payors, Allscripts could be held liable under the False Claims Act if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers through our revenue cycle/claims management services, or if our EHR products are found to have caused providers to have inaccurately attested to incentive or reimbursement program criteria.

We believe that these and other changes in laws and regulations, along with increasing pressure from private payers to move providers to quality-based payment programs and market opportunities to maximize the data that is increasingly being created and captured through the care process, will continue to drive adoption of healthcare IT products and services such as ours. With the incoming Biden Administration, we anticipate continued pressure through a variety of administrative and regulatory levers to increase interoperability in the industry across a variety of stakeholders, including implementing regulations that require robust, sophisticated health technology. For example, although many large physician groups have already purchased EHR technology, we expect those groups may choose to replace their older EHR technology to comply with future Quality Payment Program and Accountable Care Organization requirements and to add new features and functionality. Further, opportunities for healthcare provider organizations to expand their care coordination efforts in order to successfully comply with new payment programs or to add software specific to the precision medicine expansion, as outlined in the Cures Act, could lead to additional demand for our solutions.

Global Trade

As a global company, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. Such laws, rules and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or requiring compliance with disparate local laws concerning transfer and disclosure of health data and laws concerning controlled technology or source code. The consequences of any failure to comply with domestic and foreign trade regulations could limit our ability to conduct business globally.

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

During 2020, we realigned our reporting structure to organize the Company around strategic business units to maximize delivery of client commitments, operational effectiveness and competitiveness. Refer to Note 19, “Business Segments,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes. Our two reportable segments are as follows:

•

The Core Clinical and Financial Solutions reportable segment derives its revenue from the sale of software applications for patient engagement, integrated clinical and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management.

•

The Data, Analytics and Care Coordination reportable segment derives its revenue from the sale of practice reimbursement and payer and life sciences solutions, which are mainly targeted at physician practices, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze and coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community.

The results of operations related to CarePort, which was sold on December 31, 2020, is presented throughout our financial statements as discontinued operations. Prior to the sale, CarePort was included in the Data, Analytics and Care Coordination reportable segment. Refer to Note 18, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Clients

Our clients in the Core Clinical and Financial Solutions segment include physician practices and hospitals, which include some of the most prestigious medical groups and hospitals in the United States and internationally and often serve as reference sources for prospective clients that are interested in purchasing our solutions. Our clients in the Data, Analytics and Care Coordination segment include coordinated community care organizations, health plans and payors, life science companies and physician practices. For the year ended December 31, 2020, we had one client that accounted for 12% of our revenue. No other single client accounted for more than 10% of our revenue in the years ended December 31, 2020, 2019 and 2018.

Research and Development

Rapid innovation characterizes the healthcare IT industry. We believe our ability to compete successfully depends heavily on our ability to ensure a continual and timely flow of competitive products, services and technologies to the markets in which we operate.

Because of this, we continue to invest into our research and development efforts with a focus on growth opportunities. These efforts include developing new solutions as well as new features and enhancements to our existing solutions, which we believe will ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community.

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

Our principal existing competitors in these markets include, but are not limited to (in alphabetical order) AdvancedMD, athenahealth Inc., Availity, Cerner Corporation, Change Healthcare, CPSI (Computer Programs and Systems Inc.), CureMD Healthcare, eClinicalWorks, Enli Health Intelligence, Epic Systems Corporation, Evolent Health, Greenway Medical Technologies, Harris Healthcare, Healthagen, Health Catalyst, IBM Watson Health, Inovalon, IQVIA, Kareo, The Lash Group, Inc., MEDHOST, Inc., Meditech (Medical Information Technology, Inc.), Nextgen, nThrive, Optum, Philips Healthcare, Premier Inc., Science 37, T-System, The TriZetto Group, Inc. (a division of Cognizant Technology Solutions, Inc.), Waystar and Wellsoft Corporation.

Backlog

We had a contract backlog of $4.1 billion as of both December 31, 2020 and 2019, respectively. Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. Bookings reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations. We estimate that approximately 35% of our aggregate contract backlog as of December 31, 2020 will be recognized as revenue during 2021.

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

Human Capital

We track and report internally on key talent metrics including workforce demographics, talent pipeline, diversity data and engagement of our employees. As of December 31, 2020, we had approximately 8,400 employees, including approximately 58.9% in the United States, 36.4% in India, 1.4% in Canada, 1.3% in Israel, and 2.0% in other international countries. We also engage contractors and consultants. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Our employees are a significant asset and we recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. We aim to create an inclusive, respectful and open work environment and culture comprising talented employees of diverse backgrounds, in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our business. We strive to sustain a work environment in which each employee’s perspective, background, skills and abilities are valued in support of our mission to create solutions that enable smarter care for healthier patients, populations and communities. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages.

The health and safety of our employees is key to our success. For Allscripts, many of our employees are client facing and participate in the day to day operations of hospitals and medical centers. In response to the novel coronavirus (“COVID-19”) pandemic, we moved quickly to make informed decisions to support the health and safety of our employees. We responded with the following actions: (i) immediately transitioning employees in all of our global offices to a remote work environment, with essential (IT/Systems) employees working staggered shifts to maintain social distance; (ii) implementing a COVID-19 self-reporting process that allowed us to quickly provide assistance to COVID-19-impacted employees and their families; (iii) updating our corporate intranet to prominently inform employees of COVID-19 protocol and remind them to incorporate new hygiene habits into their days; (iv) partnering with our Managed Services sites to ensure our front-line employees were part of their vaccination programs; (v) providing letters to our employees that regularly visit clients and interact with site staff and patients to support their ability to obtain timely vaccinations; and (vi) reminding employees of the CMD (Clean, Mask, Distance) protocols in every communication from our Chief Executive Officer.

Fostering inclusivity and equity in our workforce is also vital to our success. Allscripts’ Cabinet, comprised of our Chief Executive Officer’s direct staff, is made up of five men and five women. Globally, our population of employees at the level of Director and above is 66% male and 34% female. We have established Allscripts Women Engagement, which assists women in managing their careers and driving professional development, all while creating professional development opportunities for women to excel in their careers and in our Company. We have a nine block leadership development process in place that helps us to identify our high potential talent each year. This gives us a view to succession planning for promotions in the organization. Our strategy incorporates thoughtful review around ensuring we have a lens of diversity on identifying high potential talent in the organization. With a focus on development, we were able to fill 59% of our management openings through internal promotion during 2020, with a fill rate of 71% during the last half of the year. Also during 2020, we launched a Champions Network of employees at all levels across our global team that will be working together to enhance our diversity and inclusion initiatives and to ensure that our goals, vision and mission result in a workplace that celebrates each unique individual. We regularly solicit feedback through surveys and other mechanisms to gain insights into workplace engagement, what motivates employees to do their best work and overall employee satisfaction. Employees are provided opportunities to raise suggestions and collaborate with leadership to implement actions for ongoing improvements. We use the results of the surveys to influence our people strategy and policies.

In 2020, our employee experience framework utilized several listening opportunities to hear and learn from employees. The three primary tools used are: a bi-annual company-wide Engagement survey, Lifecycle surveys (new hire and exit surveys) and Learning & Development surveys. Our Engagement Survey puts emphasis on measuring confidence in leadership, perceived care for employees, consistency in how policies are applied, and effectiveness of communication efforts.

Our Chief Executive Officer reviews overall Company results with employees and leaders at all levels and engages in actions that are aimed at removing barriers to engagement. Based on employee feedback and continued action around our 2019 Employee Survey, selected activities were added for 2020, including: our Chief Executive Officer communicating on a weekly basis to all employees, creating new Resource Groups with employee engagement, and quarterly All Hands meetings to review the current state of the business and answer employee questions.

Information about our Executive Officers

The following sets forth certain information regarding our executive officers as of February 26, 2021, based on information furnished by each of them:

Name	Age	Position
Paul Black	62	Chief Executive Officer
Richard Poulton	55	President and Chief Financial Officer
Lisa Khorey	54	Executive Vice President, Chief Client Delivery Officer
Tejal Vakharia	48	Senior Vice President and General Counsel

Paul Black has served as our Chief Executive Officer since December 2012 and is also a member of our Board of Directors (our “Board”). Mr. Black also served as our President from December 2012 to September 2015. Prior to joining Allscripts, Mr. Black served as Operating Executive of Genstar Capital, LLC, a private equity firm, and Senior Advisor at New Mountain Finance Corporation, an investment management company. From 1994 to 2007, Mr. Black served in various executive positions (including Chief Operating Officer from 2005 to 2007) at Cerner Corporation, a healthcare IT company. Mr. Black has also served as a director and Chairman (2010-2012) of Truman Medical Centers from 2001-2017. He serves on the board of the Harry S. Truman Presidential Library and the University of Kansas Health System Advancement Board.

Richard Poulton has served concurrently as both our President and Chief Financial Officer since March 2020. Mr. Poulton has served as our President since October 2015. Furthermore, Mr. Poulton served as our Chief Financial Officer from October 2012 to March 2016 and as an Executive Vice President from October 2012 to September 2015. From 2006 to 2012, Mr. Poulton served in various positions at AAR Corp., a provider of products and services to commercial aviation and the government and defense industries. His most recent role at AAR Corp. was Chief Financial Officer and Treasurer. Mr. Poulton also spent more than ten years at UAL Corporation in a variety of financial and business development roles, including Senior Vice President of Business Development as well as President and Chief Financial Officer of its client-focused Loyalty Services subsidiary.

Lisa Khorey has served as our Executive Vice President, Chief Client Delivery Officer since November 2016. Prior to joining Allscripts, Ms. Khorey was the executive director of Ernst & Young’s National Provider Practice, specializing in analytics. Previously, Ms. Khorey held a variety of technical and executive leadership roles at University of Pittsburgh Medical Center.

Tejal Vakharia has served as our Senior Vice President and General Counsel since June 2020. Prior to that, Ms. Vakharia was the Senior Vice President and Chief Compliance Counsel for Allscripts. Prior to joining Allscripts in 2011, she held business, compliance and legal leadership positions at General Electric and Abbott Laboratories, and was an attorney at the multinational law firms of Foley & Lardner and Dentons.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and we file or furnish reports, proxy statements and other information with the SEC. Such reports and information are available free of charge at our website at investor.allscripts.com as soon as reasonably practicable following our filing of any of these reports with, or furnishing any of these reports to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Risks Related to COVID-19

The novel coronavirus (“COVID-19”) pandemic has adversely impacted and could continue to adversely impact the business, results of operations, financial condition, liquidity and cash flows of us and our clients.

The COVID-19 pandemic and efforts to control its spread have had a significant, ongoing impact on our operations and the operations of our healthcare clients. The magnitude and duration of the disruption and resulting decline in business activity will largely depend on future developments which are highly uncertain and cannot be predicted. Because our hospital and other health care provider clients have understandably prioritized their resources toward the COVID-19 outbreak, we expect that our business will continue to be adversely affected, including by negatively impacting the demand and timing for implementing our solutions and the timing of payment for our solutions. For example, the COVID-19 pandemic negatively impacted revenue for the year ended December 31, 2020, as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. We also experienced lower revenue from our clients as patient volumes were lower for most of our clients. We are unable to predict the continuing magnitude of any such effect.

As a result of the COVID-19 pandemic, certain industry events that we sponsor or at which we present and certain client events have been canceled, postponed or moved to virtual-only experiences, and we have instituted a work-from-home policy for most of our employees and have significantly restricted employee travel, which has restricted our sales, marketing and other important business activities. In addition, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has adversely impacted and may continue to adversely impact our stock price and our ability to access capital markets. The extent to which the COVID-19 pandemic will continue to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, resurgences or additional “waves” of outbreaks of the virus in various jurisdictions (including new strains or mutations of the virus), the impact of the pandemic on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy, and the availability and effectiveness of vaccines. The COVID-19 pandemic may also have the effect of heightening many of the other risks described below, such as those relating to our products and services, sales cycles and implementation schedules, the retention of key employees, financial performance and debt obligations.

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

We compete on the basis of a number of factors, including:

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

Specific risks include, but are not limited to:

Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud perpetrated by healthcare providers and professionals whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Any determination by a regulatory, prosecutorial or judicial authority that any of our activities involving our clients, vendors or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our license or service fees or disqualify us from providing services to clients doing business with government programs, any of which could have a material adverse effect on our business, financial condition and operating results. Even an unsuccessful challenge by regulatory or prosecutorial authorities of our activities could result in adverse publicity, require a costly response from us and have a material adverse effect on our business, financial condition and operating results.

Patient Information.  Our business is subject to rules, particularly HIPAA and HITECH, and contractual obligations relating to the privacy and security of protected health information (“PHI”) that we and our subcontractors may have access to as part of the operation of our business. These rules and obligations have increased the cost of compliance and could subject us to additional enforcement actions and contractual liability, which could further increase our costs and adversely affect the way in which we do business.

The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon our business, financial condition and operating results, if such penalties ever were imposed.  If we or our subcontractors do not follow procedures and policies for the handling of PHI, or if those procedures and policies are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to civil and/or criminal liability, fines and lawsuits, termination of our client contracts or our operations could be shut down. Moreover, because all HIPAA standards and HITECH implementing regulations and guidance are subject to change or interpretation, we cannot predict the full future impact of HIPAA, HITECH or their implementing regulations on our business and operations. Additionally, certain state privacy laws are not preempted by HIPAA and HITECH and may impose independent obligations upon our clients or us. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers and other identifiers, continues to be proposed and come into force at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products and services.

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. There is significant variation in the laws and regulations governing prescription activity, as federal law and the laws of many states permit the electronic transmission of certain controlled prescription orders, while the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the federal level on the use of electronic prescribing for controlled substances and certain other drugs. However, some states (most notably New York) have passed complementary laws governing the use of electronic prescribing tools in the use of prescribing opioids and other controlled substances, and we expect this to continue to be addressed with regulations in other states.

In general, regulations in this area impose certain requirements which can be burdensome and evolve regularly and may adversely affect our business model. Aspects of our clinical products are affected by such regulation because of our need to include features or functions in our products to meet certain regulatory requirements, as well as the need of our clients to comply, and we expect this will continue for the foreseeable future.

Electronic Health Records. A number of important federal and state laws governing the use and content of EHRs may affect the design of such technology. As a company that provides EHRs to a variety of providers of healthcare, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. We cannot predict the content or effect of possible changes to these laws or new federal and state laws that might govern these systems and services. We may also be subject to future legislation and regulations concerning the development and marketing of healthcare software systems or requirements related to product functionality. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable.  Furthermore, several of our products are certified by an Office of the National Coordinator for Health Information Technology-approved certifying body as meeting the standards for functionality, interoperability and security under HITECH. Our failure to maintain this certification or otherwise meet industry standards could adversely impact our business.

HITECH identified the “meaningful use” of interoperable electronic health records throughout the United States health care delivery system as a critical national goal. By using certified EHR technology and submitting information on the quality of care and other measures to the Secretary of Health & Human Services, eligible healthcare professionals and hospitals have been able to qualify for an additional Medicare and Medicaid payment for the Meaningful Use of certified EHR technology that meets specified objectives under the EHR Incentive program.  If our clients do not receive or lose expected incentive payments, this could harm their willingness to purchase future products or upgrades, and therefore could have an adverse effect on our future revenues.

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

Furthermore, to the extent that there is an information security breach, it could have a material adverse effect on our business. See “If our security is breached, we could be subject to liability, and clients could be deterred from using our products and services.”

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug and Cosmetic Act. The Cures Act, passed in December 2016, clarified the definition of a medical device to exclude health information technology such as EHRs; however, the legislation did leave the opportunity for that designation to be revisited if determined to be necessary by changing industry and technological dynamics. Accordingly, the Food and Drug Administration (the “FDA”) may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA would approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions such as approval, labeling and manufacturing, as well as governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction and civil monetary policies—each of which could have an adverse effect on our business.

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

Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential clients and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHRs, providing clients with incentives to adopt EHR solutions or developing a low-cost government-sponsored EHR solution, or increased enforcement activity targeting healthcare fraud and abuse.

Changes in interoperability and other regulatory standards applicable to our software could require us to incur substantial additional development costs.

Our clients and the industry leaders enacting regulatory requirements are concerned with, and often require, that our software solutions be interoperable with other third-party health IT suppliers. Market forces or governmental authorities have created and could continue to create software interoperability standards that could apply to our solutions, and if our applicable products or services are not consistent with those standards, we could be forced to incur substantial additional development costs and delays may result in connection therewith. If our applicable products or services are not consistent with these varying and evolving standards or do not support our clients in their efforts to meet new certification requirements, our market position and sales could be adversely affected, and we may have to invest significantly in changes to our software solutions, which could materially and adversely impact our financial condition and operating results.

Risks Related to Our Company

We could fail to maintain and expand our business with our existing clients or effectively transition our clients to newer products.

For the year ended December 31, 2020, we had one client that accounted for 12% of our revenue. Our business model depends on our success with maintaining our existing clients, particularly our significant clients, and selling new and incremental products and services to these existing clients. In addition, our success with certain clients requires our achieving interoperability between our new products and our legacy products to provide a single solution that connects healthcare providers across care settings. Certain of our clinical solutions clients initially purchase one or a limited number of our products and services. These clients may choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current clients could choose not to purchase these new offerings. If we fail to generate additional business from our current clients, our revenue could grow at a slower rate or even decrease.

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

We could be subject to liability as a result of information security breaches, and clients could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including PHI, financial information and other sensitive information relating to our clients, company and workforce. As a result, we face risk of  deliberate or unintentional incidents involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of our business operations. We believe that companies in our industry may continue to be targeted by such events with increasing frequency due to the value of healthcare-related data.  Any future denial-of-service, ransomware or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property.  For example, in 2018 we were subject to a ransomware attack that impacted two of our data centers, resulting in outages that left certain of our solutions offline for our clients. In addition, we recently became aware that a third party obtained unauthorized access to personally identifiable information stored in our computer systems. The means of such access has been removed and we are otherwise responding to the incident. While we are still evaluating any potential impact and have no indication the information was distributed or used, we cannot be certain that this or any future breach or incident will not materially and adversely impact our business, financial condition, or operating results.

We have devoted and continue to devote significant resources to protecting and maintaining the confidentiality of this information, including designing and implementing security and privacy programs and controls, training our workforce and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. Any compromise of our electronic systems, including the unauthorized access, use or disclosure of sensitive information or a significant disruption of our computing assets and networks, could adversely affect our reputation or our ability to fulfill contractual obligations, could require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees, and engaging third party experts and consultants. Moreover, unauthorized access, use or disclosure of such sensitive information, including any resulting from the incidents described above, could result in civil or criminal liability or regulatory action, including potential fines and penalties. In addition, any real or perceived compromise of our security or disclosure of sensitive information may deter clients from using or purchasing our products and services in the future, which could materially and adversely impact our financial condition and operating results.

We use third-party contractors to store, transmit and host sensitive information for our clients. While we have contractual or other mechanisms in place with these third-party contractors that require them to have appropriate security programs and controls in place and, frequently, to indemnify us for security-related breaches, any compromise or failure of these contractors’ privacy and security practices could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our clients or shareholders, as well as actions by regulatory agencies.

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

Under the Deferred Prosecution Agreement, Practice Fusion consented to the filing of a two count criminal information: one felony count of violating the Anti-Kickback Statute and one felony count of conspiracy to violate the Anti-Kickback Statute. The Deferred Prosecution Agreement required Practice Fusion to pay a criminal fine of $25.3 million and a forfeiture payment of $959,700, both of which have been paid in full, and for the Company and Practice Fusion to regularly review and certify compliance with the Deferred Prosecution Agreement. Practice Fusion also agreed to implement Additional Civil Compliance Terms, which include the appointment of an Oversight Organization and the implementation of compliance measures set forth in a Compliance Addendum, each as described further in the Deferred Prosecution Agreement. The Oversight Organization Mandate requires Practice Fusion to retain an Oversight Organization selected by the U.S. Attorney’s Office for the District of Vermont for three years. The Oversight Organization is required to take steps to provide reasonable assurance that Practice Fusion establishes and maintains compliance systems, controls and processes reasonably designed, implemented and operated to ensure Practice Fusion’s compliance with the terms of the Deferred Prosecution Agreement, including the Compliance Addendum, as well as reducing the risk of any recurrence of misconduct as described in the information and statement of facts. The Compliance Addendum also required Practice Fusion to, within 90 days of the execution of the Deferred Prosecution Agreement, implement and maintain a Sponsored Clinical Decision Support (“CDS”) Compliance Program that sets procedures and systems to review all current or future Sponsored CDSs on the Practice Fusion electronic health records system. Practice Fusion is subject to the Compliance Addendum for a three-year period from the effective date of the Deferred Prosecution Agreement.

Practice Fusion also entered into the Civil Settlement Agreement to resolve allegations by the DOJ that false claims were submitted to governmental healthcare programs. The Civil Settlement Agreement required Practice Fusion to pay a civil settlement of $118.6 million, which included $5.2 million designated for the state Medicaid program expenditures and has been paid in full. In addition, Practice Fusion entered into the State Settlement Agreements to resolve Medicaid claims under state law analogues to the federal False Claims Act. The financial terms of the State Settlement Agreements are substantially similar to those set forth in the Civil Settlement Agreement.

See Note 22, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Compliance with the terms of the Settlement Agreements has imposed and could continue to impose significant costs and burdens on us. If we fail to comply with any such Settlement Agreement, the DOJ may impose substantial monetary penalties, exclude Practice Fusion from Medicare, Medicaid and other federal healthcare programs, and/or criminally prosecute Practice Fusion, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, prior to their acquisition by us, the Enterprise Information Solutions business acquired from McKesson Corporation (the “EIS Business”) received a request for documents and information from the U.S. Attorney’s Office pursuant to a civil investigative demand (a “CID”). The CID relates to the certification of the respective business’s software under the U.S. Office of the National Coordinator for Health Information Technology’s electronic health record certification program and related business practices. In August 2018, an additional CID sought similar information related to a separate EIS Business solution. If either CID leads to a claim or legal proceeding against us or our businesses that results in the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs or any other losses, in each case for which we are not indemnified by the seller of the acquired business, or are otherwise unable to recover against the seller, such damages, relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

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

The implementation of large and complex contracts requires us to devote sufficient personnel, systems, equipment, technology and other resources necessary to ensure a timely and successful implementation. In addition, due to the amount of resources dedicated to implement large and complex contracts, our ability to successfully bid for and implement other new customer contracts may be adversely affected. If we fail to implement large and complex contracts successfully and in a timely manner, or if as a result of resource constraints, we fail to properly implement other new customer contracts, we may face significant challenges that will adversely affect our business, financial condition and operating results.

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

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of the markets in which we operate. This is critical to our success because we believe that these relationships contribute to our ability to:

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

We have taken efforts to protect our proprietary rights, including a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties, and technical security measures, as well as our reliance on copyright, patent, trademark, trade secret and unfair competition laws. These efforts may not be sufficient or effective. For example, the secrecy of our trade secrets or other confidential information could be compromised by our employees or by third parties, which could cause us to lose the competitive advantage resulting from those trade secrets or that confidential information. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise infringe upon, misappropriate or use our intellectual property. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We may also conclude that, in some instances, the benefits of protecting our intellectual property rights may be outweighed by the expense.

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

Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and evolving. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and effective intellectual property protection may not be available in every country in which our products and services are distributed.

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

We are subject to various legal proceedings and claims that have not yet been fully resolved, including the CIDs and those discussed under Note 22, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, and additional claims may arise in the future. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation seeking to monetize patents that they have purchased or otherwise obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and as we enter into new geographies and markets, the number of intellectual property rights-related actions against us has increased and is likely to continue to increase. We are vigorously defending against these actions in a number of jurisdictions.

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

•	import and export requirements, tariffs, trade disputes and barriers;
•	longer payment cycles in some countries, increased credit risk and higher levels of payment fraud;
•	uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent;
•	different or lesser protection of our intellectual property;
•	different legal and regulatory requirements that may apply to our products and/or how we operate;

•	the discontinuation of the London Interbank Offered Rate (“LIBOR”) and the replacement with an alternative reference rate, which may adversely impact interest rates; and
•	localization of our products and services, including translation into foreign languages and associated expenses.

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

Our certificate of incorporation and bylaws also contain provisions that could discourage, delay, or prevent a change in control of our company or changes in our management that certain of our stockholders may deem advantageous, which could lower our stock price. These provisions, among other things, prohibit our stockholders from acting by written consent or calling a special meeting of stockholders, and provide that our Board is expressly authorized to make, alter or repeal our bylaws. Additionally:

•

the indenture (the “Indenture”) governing our 0.875% Convertible Senior Notes due 2027 (the “Convertible Notes”) may prohibit us from engaging in a change of control of our company unless, among other things, the surviving entity assumes our obligations under the Convertible Notes;

•

if a change of control of our company occurs, the Indenture may permit holders of the Convertible Notes to require us to repurchase all or a portion of the Convertible Notes, and may also require us to pay a make-whole premium (in either cash, shares of our common stock or a combination of cash or shares of our common stock) by increasing the conversion rate for a note holder who elects to convert; and

•

immediately prior to a change of control of our company, the Second Amended Credit Agreement (as defined under Note 10, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K) may require us to repay all indebtedness outstanding thereunder.

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

Under the Indenture, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the Indentures) at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes. Our failure to repurchase the Convertible Notes at a time when the repurchase is required would constitute a default under the Indenture, which may result in acceleration of our outstanding indebtedness. In addition, if, upon the occurrence of a “fundamental change” (as defined in the Indenture), holders of at least $35 million aggregate principal amount of the Convertible Notes require us to repurchase their respective Convertible Notes, this will result in a default under the Second Amended Credit Agreement, which may result in, among other things, the requirement to immediately repay all outstanding amounts owed thereunder.

Upon the occurrence of an event of default under the Second Amended Credit Agreement or the Indenture, our lenders could terminate all commitments to extend further credit, and some or all of our outstanding indebtedness may become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments. Additionally, we have pledged substantially all of our tangible and intangible property as collateral under the Second Amended Credit Agreement, and the lenders under the Second Amended Credit Agreement could proceed against such collateral if we were unable to timely repay these amounts.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See Note 10, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligations through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under applicable accounting standards, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because interest is required to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

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

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The new standard changes the accounting for the convertible debt instruments described above. An entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which would decrease our diluted weighted-average earnings per share. We are currently evaluating the impact of this accounting guidance, which is not effective for fiscal years and interim periods within those fiscal years, until after December 15, 2021. The new standard is discussed under Note 1, “Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

General Risk Factors

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

We are required under GAAP to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, as well as on an interim basis if indicators for potential impairment, such as a decline in our stock price, exist. Additional indicators that are considered include, but are not limited to, significant changes in performance relative to expected operating results and negative economic trends. In addition, we periodically review our finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates or the divestiture of a business or asset below its carrying value. We may be required to record a charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could materially and adversely impact on our operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2020, we leased 1.1 million square feet of building space worldwide. Our facilities are primarily located in the United States, although we also maintain facilities in Australia, Canada, India, Israel, Singapore and the United Kingdom. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current business requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

Refer to Note 22, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On August 2, 2018, we announced that our Board approved a stock purchase program (the “2018 Program”) under which we could repurchase up to $250 million of our common stock through December 31, 2020. We repurchased 4.1 million shares of our common stock under the 2018 Program for a total of $46.7 million during the fourth quarter of 2020.

On November 18, 2020, we announced that our Board approved a new stock purchase program (the “2020 Program”) under which we may repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced the 2018 Program. During the fourth quarter of 2020, we repurchased 14.1 million shares of our common stock under the 2020 Program. This is inclusive of shares repurchased through the accelerated share repurchase agreements noted below.

On November 30, 2020, we entered into separate Master Confirmations (each, a “Master Confirmation”) and Supplemental Confirmations (each, together with the related Master Confirmation, an “ASR Agreement”), with JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association (each, an “ASR Counterparty”, or collectively, “ASR Counterparties”), to purchase shares of our common stock for a total payment of $200.0 million (the “Prepayment Amount”). Under the terms of the ASR Agreements, on November 30, 2020, we paid the Prepayment Amount to the ASR Counterparties and received on December 2, 2020 an initial delivery of 11.7 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the ASR Agreements if the final purchase price per share equaled the closing price of our common stock on November 30, 2020. These repurchased shares became treasury shares and were recorded as a $165.7 million reduction to shareholder’s equity. The remaining $34.3 million of the Prepayment Amount was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our common stock. We excluded the potential share impact of any remaining shares subject to repurchase from the computation of diluted earnings per share as these shares would be anti-dilutive for the year ended December 31, 2020. The approximate dollar value of shares of our common stock that may yet be purchased under the 2020 Program following the ASR Agreements is $67.2 million as of December 31, 2020.

At final settlement, depending on the final purchase price per share, the ASR Counterparties may be required to deliver additional shares of our common stock to the Company, or, under certain circumstances, we may be required to make a cash payment to each ASR Counterparty or may elect  to deliver the equivalent value in shares of our common stock. The final purchase price per share under each ASR Agreement will generally be based on the average of daily volume-weighted average prices of shares of our common stock during the term set forth in the such ASR Agreement. The ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreements may be accelerated, extended or terminated early by the ASR Counterparties and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreements is expected to be completed during the second quarter of 2021, although the settlement may be accelerated at the ASR Counterparties’ option.

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

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share(1)(2)	Programs	Programs
10/01/20—10/31/20	0	$0.00	0	$46,647
11/01/20—11/30/20	6,535	$12.16	6,535	$267,196
12/01/20—12/31/20	11,696		11,696	$67,196
	18,231	$12.16	18,231
(1)	Average price paid per share excludes effect of accelerated share repurchases. See additional disclosure above regarding our accelerated share repurchase activity during 2020.
(2)	Excludes broker commissions in the case of open market transactions.

Dividend Policy

We currently do not intend to declare or pay cash dividends on our shares of common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our Board deems relevant. The covenants in the Senior Secured Credit Facility (as defined below) include a restriction on our ability to declare dividends and other payments in respect of our capital stock. See Note 10, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding our Senior Secured Credit Facility.

Stockholders

According to the records of our transfer agent, as of February 22, 2021, there were 356 holders of record of our common stock, including banks, brokers and other nominees who hold shares of our common stock on behalf of an indeterminate number of beneficial owners.

 Performance Graph

The following graph compares the cumulative 5-Year total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Health Services index for the period commencing on December 31, 2015 through December 31, 2020, and assuming an initial investment of $100. Data for the Nasdaq Composite index and the Nasdaq Health Services index assumes reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Allscripts Healthcare Solutions, Inc.
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2015	2016	2017	2018	2019	2020
Allscripts Healthcare Solutions, Inc.	100.00	66.38	94.60	62.68	63.82	93.89
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Health Services	100.00	78.91	90.89	108.53	151.08	242.42

Item 6. Selected Financial Data

The selected consolidated financial data shown below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019(1)	2018(2)	2017(3)	2016(4)
Consolidated Statements of Operations Data:
Revenue	$1,502,700	$1,632,611	$1,617,841	$1,364,697	$1,255,697
Cost of revenue	937,005	1,022,324	996,450	840,843	765,831
Gross profit	565,695	610,287	621,391	523,854	489,866
Selling, general and administrative expenses	389,941	400,808	432,849	389,569	327,415
Research and development	206,061	245,443	258,736	195,787	170,861
Asset impairment charges	74,969	10,837	58,166	0	4,650
Goodwill impairment charge	0	25,700	13,466	0	0
Amortization of intangible and acquisition-related assets	25,604	27,188	26,558	17,316	15,878
Loss from operations	(130,880)	(99,689)	(168,384)	(78,818)	(28,938)
Interest expense	(34,104)	(43,172)	(50,914)	(37,540)	(29,478)
Other income (loss), net	54	(138,904)	69	(512)	829
Gain on sale of businesses, net	0	0	172,258	0	0
Impairment of long-term investments	(1,575)	(651)	(15,487)	(165,290)	0
Equity in net income (loss) of unconsolidated investments	17,194	665	259	821	(7,501)
Loss from continuing operations before income taxes	(149,311)	(281,751)	(62,199)	(281,339)	(65,088)
Income tax benefit	16,692	43,340	18,983	41,214	37,393
Loss from continuing operations, net of tax	(132,619)	(238,411)	(43,216)	(240,125)	(27,695)
Income from discontinued operations	71,448	75,235	2,501	79,386	50,304
Gain on sale of discontinued operations	1,156,504	0	500,471	0	0
Income tax effect on discontinued operations	(394,926)	(19,426)	(51,949)	6,564	(19,579)
Income from discontinued operations, net of tax	833,026	55,809	451,023	85,950	30,725
Net income (loss)	700,407	(182,602)	407,807	(154,175)	3,030
Net loss (income) attributable to non-controlling interest	0	424	4,527	1,566	(146)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	0	(48,594)	(43,850)	(28,536)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$700,407	$(182,178)	$363,740	$(196,459)	$(25,652)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic:
Continuing operations	$(0.83)	$(1.43)	$(0.22)	$(1.32)	$(0.15)
Discontinued operations	$5.23	$0.33	$2.29	$0.23	$0.01
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$4.40	$(1.10)	$2.07	$(1.09)	$(0.14)

Diluted:
Continuing operations	$(0.83)	$(1.43)	$(0.22)	$(1.32)	$(0.15)
Discontinued operations	$5.23	$0.33	$2.29	$0.23	$0.01
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$4.40	$(1.10)	$2.07	$(1.09)	$(0.14)

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

	As of December 31,
(In thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$537,465	$137,539	$184,795	$130,994	$71,545
Working capital (deficit)	218,445	(369,428)	61,235	(32,515)	(62,610)
Goodwill and intangible assets, net	1,261,331	1,341,238	1,408,438	1,216,653	1,048,385
Total assets	2,917,618	3,205,739	3,181,484	4,230,150	3,832,159
Long-term debt	167,587	551,004	647,539	906,725	717,853
Total stockholders’ equity	1,666,243	1,285,188	1,580,427	1,160,072	1,273,201

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

Globally, healthcare providers face the urgency of the COVID-19 crisis, as well as an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight could impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration (“FDA”) oversight of EHRs, and the ensuing regulations on data blocking and interoperability were released by the Department of Health and Human Services (“HHS”) in March 2020. Some aspects of the new regulations will have a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts will need to complete development work to satisfy the revised and new certification criterion, and we and our clients will be making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

Population health management, analytics, data connectivity based on open APIs and other exchange mechanisms, and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives are critical tools for success under the framework of the QPP, launched by the Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”). As healthcare providers and payers continue to migrate from volume-based to value-based care delivery and also weigh compliance with the newly finalized information blocking and interoperability regulations from the Office of the National Coordinator for Health Information Technology (“ONC”) and CMS, solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Additionally, there is a small but growing portion of the market interested in payment models not reliant on insurance, such as the direct primary care model, where doctors and other healthcare professionals understand the clinical value of the interoperable EHR separate and apart from payment mechanisms established by public or commercial payers or associated reporting requirements.

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

The recently finalized ONC regulation on interoperability, information blocking and certification is the most recent major government action that will affect the health IT industry. The rule requires that we evaluate changes to business processes related to requests for the access, exchange or use of Electronic Health Information, as defined in the ONC regulation. The rule, which involves complex and specific requirements, will necessitate adjustments in our interactions with the market, but we also believe it may lead healthcare organizations to further invest in technologies, such as those sold by Allscripts, that facilitate the exchange of health data and support patients’ access to their information. Given Allscripts’ OPEN strategy, the Company’s application programming interface-based approach to connectivity launched more than a decade ago that exemplified for policy makers the potential benefits of APIs, we expect that Allscripts may be better positioned to adjust more quickly than some other companies in our sector to the requirement to remove barriers to information exchange.

In addition, given that CMS annually proposes new and revised regulations, including payment rules for upcoming years, which require the use of EHRs and other health information technology even as we comply with previously published rules, Allscripts continues to prepare on an ongoing basis for additional areas in which we must execute compliance. Similarly, our ability to achieve newly expanded applicable product certification requirements resulting from changing strategies at the ONC and the scope of related development and other efforts required to meet regulatory standards could both materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body (the most recent edition), and we remain committed to satisfying the new certification requirements and meeting the 2015 Edition conditions of certification that were finalized in March 2020 by the ONC.

The MACRA encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the Physician Fee Schedule rule each year, providers accepting payment from Medicare must select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these approaches require substantive reporting on quality measures. Additionally, the MIPS consolidated several preexisting incentive programs, including Medicare Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. We believe this law, coupled with other pay for value programs, continues to drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now need EHR and other health IT solutions and among those looking to purchase more robust systems to comply with increasingly complex MACRA requirements. Additional regulations continue to be released annually, clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

Given the ongoing expansion of payment models requiring analytics, reporting and greater data connectivity, we believe large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology is insignificant, the number of those considering replacement purchases is increasing. Such practices may choose to replace older EHR technology in the future as regulatory requirements (such as those related to Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. As incentive payment strategies shift again through policies released by the new Biden Administration in the United States (including the anticipated growth in Medicaid payment models) and the role of commercial payers and their continued expansion of alternative payment models and interest in attaining larger volumes of clinical data, we expect that there will be additional incentives for purchase and expansion of EHR technology.

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and to help those practices take advantage of payment reform opportunities. This activity has also resulted in a pull-through effect where smaller practices affiliated with a community hospital are motivated to participate in a variety of incentive programs, while the subsidizing health system expands connectivity within the local provider community. We believe that the rules related to exceptions to the Stark Law and Anti-Kickback Statute, which were revised to continue to allow hospitals and other organizations to subsidize the purchase of EHRs, will possibly further contribute to the growth of this market dynamic. We expect that these regulatory revisions from HHS will further support value-based payment models and their associated purchasing arrangements between hospitals and physician practices, including allowing subsidization of replacement EHRs and not just initial purchases. The associated challenge we face is to successfully position, sell, implement and support our products sold to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions that may impact us and our clients. The previous Trump Administration and several state governments took steps to alter aspects of the PPACA, including through litigation being reviewed by the United States Supreme Court, which continues to create uncertainty for us and for our clients. We expect that the new Biden Administration will take a different approach to the PPACA, including attempting to expand the number of citizens covered by health insurance, which would be favorable for our clients. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as laws or regulations mandating reductions in reimbursement for certain types of providers, restrictions on “surprise billing” for certain services and by certain provider types, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us.

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

Impacts of COVID-19

The global outbreak of COVID-19 has severely restricted the level of economic activity around the world and the degrees of any economic recovery in various jurisdictions have not been linear. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations and the demand for our products. We are conducting business with certain modifications to employee travel, employee work locations, and cost reduction initiatives, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders.

Allscripts, as is true of other health IT vendors, has been asked by the White House, HHS, the CDC, and state and local governments to support public health efforts to contain the pandemic by expanding COVID-19 reporting options available to our clients. Our technology has been instrumental to the provision of high-quality care, aiding not only public health surveillance, including tracking which patients have received a vaccine, but also in clinical decision support interventions to aid in triage, diagnosis and treatment; information exchange as patients are moved from site to site; predictive analytics based on local data for surge anticipation; and patient transitions as they leave the acute care environment for post-acute rehabilitative care.

The COVID-19 pandemic negatively impacted revenue for the year ended December 31, 2020, as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. We also experienced lower revenue from our clients as patient volumes were lower for most of our clients. During 2020, we implemented cost reduction actions across all functional disciplines of the Company, including headcount reductions and temporary salary measures. We believe our cost reduction actions and current liquidity provide us with operating and financial flexibility to assist us in navigating through this uncertain environment.

The extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. Future developments include new information that may emerge concerning the duration and severity of the COVID-19 pandemic, resurgences or additional “waves” of outbreaks of COVID-19 in various jurisdictions (including new strains or mutations of the virus), the impact of COVID-19 on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy and the availability and effectiveness of vaccines. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Summary of Results

During 2020, we continued to make progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction, improving our competitive positioning by expanding the depth and breadth of our products and, ultimately, positioning the Company for sustainable long-term growth both domestically and globally. In that regard, we had success across the below key areas:

•

U.S. Core Solutions and Services: During 2020, we extended our engagement with our largest customer, Northwell Health, along with PIH Health Inc., Medway NHS Foundation Trust, Hospital Corporation of America and others. We also extended our long-standing strategic alliance with Microsoft to enable the expanded development and delivery of cloud-based health IT solutions. The five-year extension with Microsoft will support our cloud-based SunriseTM electronic health record, making Microsoft the cloud provider for the solution and opening up co-innovation opportunities to help transform healthcare with smarter, more scalable technology.

•

Value-based Care: During 2020, we introduced innovative solutions to our clients to help them manage through the COVID-19 pandemic. Our innovative solutions consisted of the rapid deployment of FollowMyHealth telehealth, COVID-19 specific workflows for our SunriseTM solution, capacity surveillance, regulatory reporting and vaccine administration tasks within our EHRs and IT services staffing to supplement our client teams.

•

Capital Deployment and Operational Efficiency: During 2020, we significantly improved our leverage profile by divesting two businesses, CarePort and EPSi, for $1.35 billion and $365.0 million, respectively. The net proceeds from these divestitures will allow us to reduce debt, invest in growth for our solutions and support significant share repurchases. During 2020, we also implemented cost reduction initiatives across all functional disciplines of the Company to reduce low-value operating costs, align our cost base with the COVID-19 impact on revenues and improve our margins.

Total revenue for the year ended December 31, 2020 was $1.5 billion, a decrease of 8% compared with the year ended December 31, 2019. Software delivery, support and maintenance revenue totaled $915 million in the year ended December 31, 2020, a decrease of 9% compared to the prior year. Client services revenue totaled $588 million in the year ended December 31, 2020, a decrease of 6% compared to the prior year.

Gross profit decreased during 2020 compared to 2019, primarily due to a decrease in revenues and higher amortization of software development costs. The decrease was partially offset by the impact of the cost reduction initiatives. Gross margin slightly increased by 0.2% to 37.6% compared with the prior year period gross margin of 37.4%, primarily due to the previously mentioned cost reduction initiatives.

Our contract backlog as of both December 31, 2020 and December 31, 2019 was $4.1 billion, respectively.

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

Asset impairment charges consist primarily of non-cash charges related to the retirement of hosting assets, the abandonment of a lease, our decision to discontinue several software development projects and the impairment of several intangible assets.

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

Interest expense consists primarily of interest on the 0.875% Convertible Senior Notes (the “0.875% Notes”), on the 1.25% Cash Convertible Senior Notes (the “1.25% Notes”) and on the outstanding debt under our senior secured credit facility, including the amortization of debt discounts and debt issuance costs. On July 1, 2020, the 1.25% Notes matured and were paid in full.

Other income (loss), net included a settlement with the Department of Justice related to our Practice Fusion business.

Gain on sale of businesses, net consists of net gains from the divestitures during 2018 of the OneContent and Strategic Sourcing businesses, both of which had been acquired in the fourth quarter of 2017 with the EIS Business.

Impairment of long-term investments primarily consists of other-than-temporary and realized losses associated with our available for sale marketable securities.

Equity in net income of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method, including a gain on the sale of a third-party equity-method investment and the amortization of cost basis adjustments.

Income from discontinued operations during the years ended December 31, 2020, 2019 and 2018 includes activity associated with CarePort and EPSi. Income from discontinued operations during the year ended December 31, 2018 includes activity associated with Netsmart LLC (“Netsmart”) and of two solutions acquired with the EIS Business, which were sunset in 2018.

Gain on sale of discontinued operations consists of net gains from the divestitures of EPSi and CarePort during 2020 and our investment in Netsmart during 2018.

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

Revenue Recognition

Refer to Note 2, “Revenue from Contracts with Customers” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a detailed discussion about our revenue recognition accounting policies.

Credit Loss for Contracts Assets

Refer to Note 2, “Revenue from Contracts with Customers” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a detailed discussion about our credit loss accounting policy related to contract assets.

Credit Loss for Trade Accounts Receivable

Refer to Note 3, “Accounts Receivable” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a detailed discussion about our credit loss accounting policy related to trade accounts receivable.

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

The determination of the fair value of our reporting units is based on a combination of a market approach, which considers benchmark company market multiples, and an income approach, which utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis, and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected economic environment, which are partly based on our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units.

During 2020, we made organizational changes that affected our reportable segments. Refer to Note 19, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes.

We performed our 2020 goodwill impairment test as of October 1, 2020. The fair value of each of our reporting units substantially exceeded its carrying value and no indicators of impairment were identified as a result of the annual impairment test. If future anticipated cash flows from our reporting units are significantly lower or materialize at a later time than projected, our goodwill could be impaired, which could result in significant charges to earnings.

We performed our 2019 goodwill impairment test as of October 1, 2019. As a result of this test, we concluded that the carrying value of the Hospitals and Health Systems (“HHS”) reporting unit, which is now reported within the Core Clinical and Financial Solutions reporting unit, exceeded its fair value. As a result, we recognized a goodwill impairment charge of $25.7 million. This goodwill impairment charge is reflected on the “Goodwill impairment charge” line in our consolidated statements of operations. The fair values of all other reporting units substantially exceeded their carrying values. As of December 31, 2019, the goodwill allocated to the HHS reporting unit was $485.5 million.

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

Software Development Costs

We capitalize purchased software upon acquisition if it is accounted for as internal-use or if it meets the future alternative use criteria. For software to be sold, we capitalize incurred labor costs for software development from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal use software, until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value over that estimated life. If the actual useful life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings.

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

Fair Value Measurements

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of three categories (Levels 1 to 3). The values of assets and liabilities assigned to Level 3 require the most judgement and are based unobservable inputs or prices for which little or no market data exists. Therefore, Level 3 values can be susceptible to significant fluctuations, both positive and negative, from changes in the underlying assumption used by management. Refer to Note 6, “Fair Value Measurements and Other Investments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed information about financial assets and liabilities measured at fair value on a recurring basis.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to Note 1, “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Overview of Consolidated Results

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Revenue:
Software delivery, support and maintenance	$914,662	$1,004,195	$1,011,624	(8.9%)	(0.7%)
Client services	588,038	628,416	606,217	(6.4%)	3.7%
Total revenue	1,502,700	1,632,611	1,617,841	(8.0%)	0.9%
Cost of revenue:
Software delivery, support and maintenance	287,954	319,140	315,102	(9.8%)	1.3%
Client services	530,652	595,310	584,666	(10.9%)	1.8%
Amortization of software development and acquisition-related assets	118,399	107,874	96,682	9.8%	11.6%
Total cost of revenue	937,005	1,022,324	996,450	(8.3%)	2.6%
Gross profit	565,695	610,287	621,391	(7.3%)	(1.8%)
Gross margin %	37.6%	37.4%	38.4%
Selling, general and administrative expenses	389,941	400,808	432,849	(2.7%)	(7.4%)
Research and development	206,061	245,443	258,736	(16.0%)	(5.1%)
Asset impairment charges	74,969	10,837	58,166	NM	(81.4%)
Goodwill impairment charge	0	25,700	13,466	(100.0%)	90.9%
Amortization of intangible and acquisition-related assets	25,604	27,188	26,558	(5.8%)	2.4%
Loss from operations	(130,880)	(99,689)	(168,384)	31.3%	(40.8%)
Interest expense	(34,104)	(43,172)	(50,914)	(21.0%)	(15.2%)
Other income (loss), net	54	(138,904)	69	(100.0%)	NM
Gain on sale of businesses, net	0	0	172,258	NM	(100.0%)
Impairment of long-term investments	(1,575)	(651)	(15,487)	141.9%	(95.8%)
Equity in net income of unconsolidated investments	17,194	665	259	NM	156.8%
Loss from continuing operations before income taxes	(149,311)	(281,751)	(62,199)	(47.0%)	NM
Income tax benefit	16,692	43,340	18,983	(61.5%)	128.3%
Effective tax rate	11.2%	15.4%	30.5%
Loss from continuing operations, net of tax	(132,619)	(238,411)	(43,216)	(44.4%)	NM
Income from discontinued operations	71,448	75,235	2,501	(5.0%)	NM
Gain on sale of discontinued operations	1,156,504	0	500,471	NM	(100.0%)
Income tax effect on discontinued operations	(394,926)	(19,426)	(51,949)	NM	(62.6%)
Income from discontinued operations, net of tax	833,026	55,809	451,023	NM	(87.6%)
Net income (loss)	700,407	(182,602)	407,807	NM	(144.8%)
Net loss attributable to non-controlling interests	0	424	4,527	(100.0%)	(90.6%)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	0	(48,594)	NM	(100.0%)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$700,407	$(182,178)	$363,740	NM	(150.1%)

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

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Revenue:
Recurring revenue	$1,222,731	$1,278,456	$1,313,281	(4.4%)	(2.7%)
Non-recurring revenue	279,969	354,155	304,560	(20.9%)	16.3%
Total revenue	$1,502,700	$1,632,611	$1,617,841	(8.0%)	0.9%

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Recurring revenue decreased during the year ended December 31, 2020 compared to prior year due to attrition. The decrease was partially offset by an increase in subscription revenue. Non-recurring revenue decreased due to lower upfront software revenues and project delays that impacted client services revenue. The decrease was partially offset by new deals in upfront software revenue.

The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during the year ended December 31, 2020 and 78% and 22%, respectively, during the year ended December 31, 2019.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Recurring revenue decreased during the year ended December 31, 2019 compared to prior year due to attrition within the EIS and other businesses partially offset with growth in subscription revenue. The sale of the OneContent business on April 2, 2018 also contributed to the decline in recurring revenue. The OneContent business was acquired as part of the EIS Business acquisition on October 2, 2017, and it contributed $13 million of recurring revenue during the first quarter of 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. Non-recurring revenue increased due to higher sales of perpetual software licenses for our acute solutions and hardware in 2019 compared to 2018, partially offset by lower client services revenue related to the timing of software activations.

The percentage of recurring and non-recurring revenue of our total revenue was 78% and 22%, respectively, during the year ended December 31, 2019, compared with 81% and 19%, respectively, during the year ended December 31, 2018.

Gross Profit

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Total cost of revenue	$937,005	$1,022,324	$996,450	(8.3%)	2.6%
Gross profit	$565,695	$610,287	$621,391	(7.3%)	(1.8%)
Gross margin %	37.6%	37.4%	38.4%

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Gross profit decreased during the year ended December 31, 2020 compared to prior year primarily due to attrition, revenue mix, project delays and higher amortization of software development costs. The decrease was partially offset by new business in software subscription revenues and cost reduction initiatives.

Gross margin slightly increased during the year ended December 31, 2020 compared to prior year primarily due to cost reduction initiatives.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Gross profit and margin decreased during the year ended December 31, 2019 compared to prior year primarily due to an increase in hosting migration costs, higher amortization of software development, recognition of previously deferred costs and the sale of the OneContent business on April 2, 2018, which carried a higher gross margin compared with our other businesses. These were partially offset with an increase in organic sales for VeradigmTM and our acute solutions in 2019.

Selling, General and Administrative Expenses

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Selling, general and administrative expenses	$389,941	$400,808	$432,849	(2.7%)	(7.4%)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Selling, general and administrative expenses decreased during the year ended December 31, 2020 compared with the prior year, primarily due to the impact of cost reduction initiatives.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Selling, general and administrative expenses decreased during the year ended December 31, 2019 compared with the prior year, primarily due to headcount reduction actions taken during 2018 as part of the integration of EIS, Practice Fusion and Health Grid acquisitions. The sale of OneContent in 2018 also contributed to the decrease because there were one-time incentive compensation expenses. These decreases were partially offset with an increase in legal costs.

Research and Development

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Research and development	$206,061	$245,443	$258,736	(16.0%)	(5.1%)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Research and development expenses decreased during the year ended December 31, 2020 compared with the prior year, primarily due to the impact of cost reduction initiatives.

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

Asset Impairment Charges

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Asset impairment charges	$74,969	$10,837	$58,166	NM	(81.4%)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Asset impairment charges increased during the year ended December 31, 2020 compared with the prior year. We recorded a non-cash asset impairment charge of $23.1 million related to the write-off of the remaining Health Grid acquired customer relationship intangible balance. This was partially offset by the write-off of $13.9 million related to the Health Grid contingent consideration accrual. We recorded $31.2 million of non-cash asset impairment charges related to the write-off of capitalized software due to the asset values exceeding the product’s net realizable value. The write-off was primarily related to one product in which we determined it would no longer be placed into service. We also recorded a $34.3 million non-cash asset impairment charge due to the write-off of deferred costs related to our private cloud hosting operations. The write-off was driven by the expectation of improved efficiencies in the utilization of our contract compared with historical deferred costs, which was identified through our broader cost reduction initiatives. Asset impairment charges for the year ended December 31, 2019 were primarily the result of impairing the remaining NantHealth acquired customer relationship intangible balance of $8.1 million. We also recognized non-cash impairment charges of $2.7 million on the retirement of certain hosting assets due to data center migrations.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Asset impairment charges for the year ended December 31, 2019 were primarily the result of impairing the remaining NantHealth acquired customer relationship intangible balance of $8.1 million. We also recognized non-cash impairment charges of $2.7 million on the retirement of certain hosting assets due to data center migrations. We incurred non-cash asset impairment charges during the year ended December 31, 2018 of $33.2 million related to the write-off of capitalized software as a result of our decision to discontinue several software development projects. We also recognized $22.9 million of non-cash asset impairment charges in 2018 related to our acquisition of the patient/provider engagement solutions business from NantHealth in 2017, which included the write-downs of $2.2 million of acquired technology and $20.7 million, representing the unamortized value assigned to the modification of our existing commercial agreement with NantHealth, as we no longer expect to recover the value assigned to these assets. The remaining $2.1 million of non-cash asset impairment charges recorded during the year ended December 31, 2018 relate to the disposal of fixed assets as a result of relocating and consolidating business functions and locations from recent acquisitions.

Goodwill Impairment Charge

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Goodwill impairment charge	$0	$25,700	$13,466	(100.0%)	90.9%

Year Ended December 31, 2020 Compared with the Years Ended December 31, 2019 and 2018

We recorded a goodwill impairment charge of $25.7 million related to our Hospitals and Health Systems reporting unit during the year ended December 31, 2019. We impaired all of the goodwill previously recognized as part of the acquisition of NantHealth’s patient/provider engagement solutions business following the completion of our annual goodwill impairment during the year ended December 31, 2018. Refer to Note 8, “Goodwill and Intangible Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding these impairments.

Amortization of Intangible and Acquisition-Related Assets

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Amortization of intangible and acquisition-related assets	$25,604	$27,188	$26,558	(5.8%)	2.4%

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

The decrease in amortization expense for the year ended December 31, 2020 compared with the prior year was due to normal amortization expense in 2020 and certain intangible assets being fully amortized in 2019.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

The slight increase in amortization expense for the year ended December 31, 2019 compared with the prior year was due to incremental amortization expense associated with intangible assets as part of business combinations completed during 2018.

Interest Expense

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Interest expense	$34,104	$43,172	$50,914	(21.0%)	(15.2%)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

The decrease in interest expense for the year ended December 31, 2020 compared with the prior year was primarily due to a decline in the effective interest rates on outstanding debt, along with allocating a portion of interest expense to discontinued operations related to the required paydown of outstanding debt as a result of sale of CarePort and EPSi. The decrease was partially offset by the increase in debt discounts and issuance cost amortization related to the early retirement of the senior secured term loan.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Interest expense during the year ended December 31, 2019 decreased compared to the prior year due to lower average outstanding borrowings partially offset by higher interest rates.

Other income (loss), net

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Other income (loss), net	$54	$(138,904)	$69	(100.0%)	NM

Year Ended December 31, 2020 Compared with the Years Ended December 31, 2019 and 2018

Other income (loss), net for the year ended December 31, 2019 consisted of a $145 million settlement with the DOJ related to the Company’s civil and criminal investigations of Practice Fusion. Refer to Note 22, “Contingencies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the investigations. This was partially offset by a $5 million reversal of an earnout related to a prior acquisition. Other income (loss), net also consists of a combination of interest income and miscellaneous receipts and expenses.

Gain on Sale of Businesses, Net

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Gain on sale of businesses, net	$0	$0	$172,258	NM	(100.0%)

Year Ended December 31, 2020 Compared with the Years Ended December 31, 2019 and 2018

Gain on sale of businesses, net for the year ended December 31, 2018 consists of a gain of $177.9 million and a loss of $5.6 million from the divestitures of the OneContent and Strategic Sourcing businesses, respectively, both of which were acquired as part of the EIS Business acquisition during the fourth quarter of 2017.

Impairment of Long-term Investments

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Impairment of long-term investments	$(1,575)	$(651)	$(15,487)	141.9%	(95.8%)

Year Ended December 31, 2020 Compared with the Years Ended December 31, 2019 and 2018

Impairment of long-term investments during the year ended December 31, 2020 consisted of $1.6 million, which included $1.0 million related to one of our cost-method investments and $0.6 million related to one of our third-party equity-method investments. Impairment of long-term investments during the year ended December 31, 2019 consisted of an impairment of $1.7 million associated with one of our long-term equity investments. The impairment was partially offset with a $1.0 million recovery of a long-term equity investment that had previously been impaired. During the year ended December 31, 2018, we recognized non-cash charges on two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment.

Equity in Net Income of Unconsolidated Investments

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Equity in net income of unconsolidated investments	$17,194	$665	$259	NM	156.8%

Year Ended December 31, 2020 Compared with the Years Ended December 31, 2019 and 2018

Equity in net income of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting based on one quarter lag. During the year ended December 31, 2020, we recorded a $16.8 million gain from the sale of a third-party equity-method investment.

Income Tax Benefit

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Income tax benefit	$16,692	$43,340	$18,983	(61.5%)	128.3%
Effective tax rate	11.2%	15.4%	30.5%

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory income tax rate, state taxes, tax credits and certain discrete items. Our effective tax rate for the year ended December 31, 2020, compared with the prior year, differs primarily due to the non-deductible portion of the Department of Justice settlement recorded in the year ended December 31, 2019 and the valuation allowance of $16.9 million recorded in the year ended December 31, 2020, compared to the $0.9 million valuation allowance recorded in the year ended December 31, 2019. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). In the year ended December 31, 2020, we recorded $16.9 million of valuation allowance, primarily against foreign deferred tax assets.

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
Discontinued Operations

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Income from discontinued operations	$71,448	$75,235	$2,501	(5.0%)	NM
Gain on sale of discontinued operations	1,156,504	0	500,471	NM	(100.0%)
Income tax effect on discontinued operations	(394,926)	(19,426)	(51,949)	NM	(62.6%)
Income from discontinued operations, net of tax	$833,026	$55,809	$451,023	NM	(87.6%)

Year Ended December 31, 2020 Compared with the Years Ended December 31, 2019 and 2018

During 2020, we implemented a strategic initiative to sell two of our businesses, EPSi and CarePort. Since both businesses were part of the same strategic initiative and were sold within the same period, the combined sale of EPSi and CarePort represents a strategic shift that had a major effect on our operations and financial results. These businesses are now reported together as discontinued operations for all periods presented. On October 15, 2020, we completed the sale of the EPSi business. Prior to the sale, EPSi was part of the Unallocated category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. On its own, the divestiture of the EPSi business did not represent a strategic shift that had a major effect on our operations and financial results. However, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. Therefore, EPSi is treated as a discontinued operation. On December 31, 2020, we completed the sale of the CarePort business. Prior to the sale, CarePort was part of the Data, Analytics and Care Coordination reportable segment. On its own, the divestiture of the CarePort business represents a strategic shift that had a major effect on our operations and financial results. Refer to Note 18, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding discontinued operations.

On December 31, 2018, we sold all of the Class A Common Units of Netsmart owned by the Company. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is now reported as a discontinued operation as a result of the sale for all periods presented. The loss from discontinued operations represents the net of losses incurred by Netsmart for the year ended December 31, 2018 partly offset by earnings attributable to two solutions acquired during the fourth quarter of 2017 as part of the EIS Business that we no longer support effective as of March 31, 2018. Refer to Note 18, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding discontinued operations.

Non-Controlling Interests

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Net loss attributable to non-controlling interests	$0	$424	$4,527	(100.0%)	(90.6%)
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$0	$0	$(48,594)	NM	(100.0%)

Year Ended December 31, 2020 Compared with the Years Ended December 31, 2019 and 2018

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

Segment Operations

Overview of Segment Results

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Revenue:
Core Clinical and Financial Solutions	$1,254,249	$1,377,147	$1,379,499	(8.9%)	(0.2%)
Data, Analytics and Care Coordination	261,321	262,664	246,718	(0.5%)	6.5%
Unallocated Amounts	(12,870)	(7,200)	(8,376)	78.8%	(14.0%)
Total revenue	$1,502,700	$1,632,611	$1,617,841	(8.0%)	0.9%

Gross Profit:
Core Clinical and Financial Solutions	$434,288	$473,033	$491,421	(8.2%)	(3.7%)
Data, Analytics and Care Coordination	131,407	137,254	129,970	(4.3%)	5.6%
Unallocated Amounts	0	0	0	NM	NM
Total gross profit	$565,695	$610,287	$621,391	(7.3%)	(1.8%)

Loss from operations:
Core Clinical and Financial Solutions	$(116,139)	$(80,465)	$(158,440)	44.3%	(49.2%)
Data, Analytics and Care Coordination	(14,741)	(19,224)	(9,944)	(23.3%)	93.3%
Unallocated Amounts	0	0	0	NM	NM
Total loss from operations	$(130,880)	$(99,689)	$(168,384)	31.3%	(40.8%)

The results for the years ended December 31, 2019 and 2018 have been recast to conform to the current year presentation, which reflects several changes made to our organizational and reporting structure during the year ended December 31, 2020. Refer to Note 19, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes to our segments.

Core Clinical and Financial Solutions

Our Core Clinical and Financial Solutions segment derives its revenue from the sale of software applications for patient engagement, integrated clinical and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting, and revenue cycle management.

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Revenue	$1,254,249	$1,377,147	$1,379,499	(8.9%)	(0.2%)
Gross profit	$434,288	$473,033	$491,421	(8.2%)	(3.7%)
Gross margin %	34.6%	34.3%	35.6%
Loss from operations	$(116,139)	$(80,465)	$(158,440)	44.3%	(49.2%)
Operating margin %	(9.3%)	(5.8%)	(11.5%)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Core Clinical and Financial Solutions revenue decreased during the year ended December 31, 2020, compared with the prior year due to attrition, lower upfront software revenues and project delays that impacted client services revenue. The decrease was partly offset by an increase in hardware revenues. In 2019, hardware revenues were included within “Unallocated Amounts”, but in 2020 we began to allocate hardware revenues between the operating segments.

Gross profit decreased during the year ended December 31, 2020 compared with the prior year primarily due to the previously mentioned attrition, revenue profile and project delays. The decrease was partially offset by cost reduction initiatives. Gross margin increased slightly during the year ended December 31, 2020 compared with the prior year primarily due to cost reduction initiatives.

Loss from operations increased during the year ended December 31, 2020 compared with the prior year due to a decline in gross profit. The decrease was partially offset by cost reduction initiatives.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Core Clinical and Financial Solutions revenue decreased during the year ended December 31, 2019, compared with the prior year due to attrition within the EIS and other businesses and the sale of the OneContent and Strategic Sourcing businesses on March 15, 2018 and on April 2, 2018, respectively. These businesses were acquired as part of the EIS business acquisition on October 2, 2017 and contributed $16 million of revenue during the first quarter of 2018, including $1 million of amortization of acquisition-related deferred revenue adjustments. These decreases were partly offset by higher sales of perpetual software licenses for our acute solutions in 2019 compared to 2018 and additional revenue from the 2018 acquisition of Health Grid.

Gross profit and margin decreased during the year ended December 31, 2019 compared with the prior year primarily due to the previously mentioned attrition and increased hosting migration costs. These were partially offset with lower costs due to the decline in sales. The sale of OneContent, which had higher overall profitability, compared with our other Core Clinical and Financials Solutions businesses, contributed to the decline of gross profit and margin.

Loss from operations decreased during the year ended December 31, 2019 compared with prior year, primarily due to the result of (i) lower asset impairment and goodwill charges, (ii) lower net transaction-related severance and (iii) lower personnel costs from the headcount reduction actions taken along with the one-time incentive compensation expenses related to the One-Content sale in 2018. Operating margin increased during the year ended December 31, 2019 compared with prior year, as the decline in gross profit was offset by the previously mentioned items that attributed to the decline in loss from operations.

Data, Analytics and Care Coordination

Our Data, Analytics and Care Coordination segment derives its revenue from the sale of practice reimbursement and payer and life sciences solutions, which are mainly targeted at physician practices, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community.

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Revenue	$261,321	$262,664	$246,718	(0.5%)	6.5%
Gross profit	$131,407	$137,254	$129,970	(4.3%)	5.6%
Gross margin %	50.3%	52.3%	52.7%
Loss from operations	$(14,741)	$(19,224)	$(9,944)	(23.3%)	93.3%
Operating margin %	(5.6%)	(7.3%)	(4.0%)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Data, Analytics and Care Coordination revenue decreased slightly during the year ended December 31, 2020 compared with the prior year, primarily due to decreases in outsourcing and transaction-related revenues. The decrease was partially offset by an increase in subscription revenue.

Gross profit and margin decreased during the year ended December 31, 2020 compared with the prior year, primarily due to the previously mentioned decreases in revenue and an increase in transfer pricing costs.

Loss from operations decreased during the year ended December 31, 2020 compared with the prior year, primarily due to lower selling, general and administrative, and research and development expenses driven by cost reduction initiatives. Operating margin increased during the year ended December 31, 2020 compared with the prior year, as the decline in gross profit was offset by cost reduction initiatives.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Data, Analytics and Care Coordination revenue increased during the year ended December 31, 2019 compared with the prior year due to an increase in organic sales. Gross profit increased during the year ended December 31, 2019 due to an increase in organic sales and cost reductions partially offset with headcount growth and hosting migration costs. The acquisition of Practice Fusion during the first quarter of 2018 also contributed to the increases.

Gross margin and operating margin decreased during the year ended December 31, 2019, compared with the prior year, primarily due to (i) an increase in hosting migration costs, (ii) costs associated with recent acquisitions, (iii) headcount growth and (iv) partially offset with other cost reductions.

Unallocated Amounts

The EPSi operating segment was included in the “Unallocated Amounts” category until it was sold on October 15, 2020. Prior to the sale, EPSi did not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments. Following the sale of EPSi, the “Unallocated Amounts” category consists of transfer pricing revenues.

				2020%	2019%
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Revenue	$(12,870)	$(7,200)	$(8,376)	78.8%	(14.0%)
Gross profit	$0	$0	$0	NM	NM
Gross margin %	0.0%	0.0%	0.0%
Income from operations	$0	$0	$0	NM	NM
Operating margin %	0.0%	0.0%	0.0%

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Revenue decreased during the year ended December 31, 2020 compared to the prior year due to an increase in transfer pricing revenues.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Revenue increased during the year ended December 31, 2019 compared to the prior year due to a decrease in transfer pricing revenues.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of December 31,
(In millions)	2020	2019	% Change
Software delivery, support and maintenance	$2,153	$2,239	(3.8%)
Client services	1,918	1,811	5.9%
Total contract backlog	$4,071	$4,050	0.5%

 Total contract backlog as of December 31, 2020 increased compared with December 31, 2019. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

We estimate that the aggregate contract backlog as of December 31, 2020 will be recognized as revenue in future years as follows:

Year Ended December 31,	(Percentage of Total Backlog)
2021	35%
2022	19%
2023	15%
2024	11%
2025	8%
Thereafter	12%
Total	100%

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties, and divestitures. Our liquidity was influenced by the COVID-19 pandemic during the year ended December 31, 2020. We increased cash on hand through additional credit facility borrowings to provide financial flexibility and enhance our ability to address potential future uncertainties regarding the impact of the COVID-19 pandemic. As of December 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $538 million and available borrowing capacity of $899 million under our senior secured revolving facility (“Revolving Facility”). The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

				2020 $	2019 $
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Net income (loss)	$700,407	$(182,602)	$407,807	$883,009	$(590,409)
Less: Income from discontinued operations	833,026	55,809	451,023	777,217	(395,214)
Loss from continuing operations	(132,619)	(238,411)	(43,216)	105,792	(195,195)
Non-cash adjustments to net income (loss)	297,200	267,685	128,662	29,515	139,023
Cash impact of changes in operating assets and liabilities	(152,248)	(13,879)	(87,238)	(138,369)	73,359
Net cash provided by (used in) operating activities - continuing operations	12,333	15,395	(1,792)	(3,062)	17,187
Net cash (used in) provided by operating activities - discontinued operations	(119,048)	30,859	69,683	(149,907)	(38,824)
Net cash (used in) provided by operating activities	$(106,715)	$46,254	$67,891	$(152,969)	$(21,637)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Net cash provided by operating activities – continuing operations increased during the year ended December 31, 2020, compared with the prior year. The decrease in loss from operations and the increase from non-cash adjustments to net income in 2020 is partially related to the absence of a goodwill impairment charge. The increase in non-cash adjustments to net income in 2020 is primarily related to an increase in asset impairment charges and an increase in deferred taxes, which were partially offset by lower depreciation and the amortization of right-of-use assets, the sale of a third-party equity-method investment and a decrease in stock-based compensation expenses. The net income and the cash impact of changes in operating assets and liabilities during 2020 reflects $147 million of payments and interests related to the settlement with the DOJ in connection with the Practice Fusion investigations.

Net cash used in operating activities – discontinued operations during the year ended December 31, 2020 reflects transaction expenses and the additional tax provision related to the gain from the sales of EPSi and CarePort on October 15, 2020 and December 31, 2020, respectively.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

During the year ended December 31, 2019, we had net cash provided by operating activities – continuing operations compared to net use of cash from operating activities – continuing operations during the year ended December 31, 2018. The increase in loss from operations and in non-cash adjustments to net loss in 2019 partially related to the absence in the gains on sale of divestitures, such as OneContent in 2018. The increase in non-cash adjustments to net loss in 2019 also related to higher depreciation and the amortization of right-of-use assets. The net loss and the cash impact of changes in operating assets and liabilities during 2019 reflects the $145 million settlement with the DOJ in connection with the Practice Fusion investigations.

Net cash provided by operating activities – discontinued operations decreased during the year ended December 31, 2019 compared to the prior year, primarily due to the advance income tax payment related to the gain realized on the sale of our investment in Netsmart on December 31, 2018.

Investing Cash Flow Activities

				2020 $	2019 $
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Capital expenditures	$(17,025)	$(16,450)	$(30,345)	$(575)	$13,895
Capitalized software	(87,993)	(103,317)	(103,454)	15,324	137
Cash paid for business acquisitions, net of cash acquired	0	(23,443)	(177,233)	23,443	153,790
Cash received from sale of businesses, net of cash divested	1,710,000	0	807,764	1,710,000	(807,764)
Purchases of equity securities, other investments and related intangible assets, net	(7,097)	(8,235)	(16,934)	1,138	8,699
Sale of other investments	24,967	1,044	0	23,923	1,044
Other proceeds from investing activities	0	14	54	(14)	(40)
Net cash provided by (used in) investing activities - continuing operations	1,622,852	(150,387)	479,852	1,773,239	(630,239)
Net cash used in investing activities - discontinued operations	(7,664)	(10,669)	(231,839)	3,005	221,170
Net cash provided by (used in) investing activities	$1,615,188	$(161,056)	$248,013	$1,776,244	$(409,069)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Net cash provided by investing activities – continuing operations during the year ended December 31, 2020 primarily resulted from the cash received from the sales of EPSi and CarePort on October 15, 2020 and December 31, 2020, respectively.

Net cash used in investing activities – discontinuing operations decreased during the year ended December 31, 2020 compared to the prior year, primarily due to a decrease in capitalized software costs for EPSi and CarePort.

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

Net cash used in investing activities – discontinued operations decreased during the year ended December 31, 2019 compared to the prior year, primarily due to the sale of our investment in Netsmart on December 31, 2018.

Financing Cash Flow Activities

				2020 $	2019 $
	Year Ended December 31,			Change	Change
(In thousands)	2020	2019	2018	from 2019	from 2018
Proceeds from sale or issuance of common stock	$0	$0	$1,283	$0	$(1,283)
Taxes paid related to net share settlement of equity awards	(6,033)	(7,286)	(9,466)	1,253	2,180
Proceeds from issuance of 0.875% Convertible Senior Notes	0	218,000	0	(218,000)	218,000
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	(5,445)	0	4,687	(5,445)
Payments for capped call transaction on 0.875% Convertible Senior Notes	0	(17,222)	0	17,222	(17,222)
Repayment of Convertible Senior Notes	(352,361)	0	0	(352,361)	0
Credit facility payments	(1,315,000)	(220,000)	(713,751)	(1,095,000)	493,751
Credit facility borrowings, net of issuance costs	903,625	279,241	430,843	624,384	(151,602)
Repurchase of common stock	(134,863)	(111,460)	(138,928)	(23,403)	27,468
Accelerated share repurchase program	(200,000)	0	0	(200,000)	0
Payment of acquisition and other financing obligations	(4,369)	(14,685)	(5,198)	10,316	(9,487)
Purchases of subsidiary shares owned by non-controlling interest	0	(53,800)	(7,198)	53,800	(46,602)
Net cash (used in) provided by financing activities - continuing operations	(1,109,759)	67,343	(442,415)	(1,177,102)	509,758
Net cash provided by financing activities - discontinued operations	0	0	149,432	0	(149,432)
Net cash (used in) provided by financing activities	$(1,109,759)	$67,343	$(292,983)	$(1,177,102)	$360,326

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Net cash used in financing activities – continuing operations increased during the year ended December 31, 2020 primarily due to (i) the repayment of debt under our senior secured credit facility, (ii) the absence of issuance of new debt, (iii) the repayment of certain convertible senior notes and (iv) the payment made to the accelerated share purchase program. This was partially offset by credit facility borrowings in 2020 and the absence of purchasing the remaining minority interest in Pulse8.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Net cash provided by financing activities – continuing operations increased during the year ended December 31, 2019 primarily due to inflows resulting from (i) the issuance of the 0.875% Convertible Senior Notes, (ii) lower credit facility payments, which were partially offset by less credit facility borrowings, and (iii) a decrease in the repurchase of common stock. The inflows were partially offset by the purchase of the remaining minority interest in Pulse8 during 2019.

Net cash provided by financing activities – discontinued operations during the year ended December 31, 2018 resulted from borrowings by Netsmart used to finance business acquisitions.

Future Capital Requirements

The following table summarizes future payments under our 0.875% Convertible Senior Notes and Revolving Facility as of December 31, 2020:

(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Principal payments:
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Total principal payments	207,911	0	0	0	0	0	207,911
Interest payments:
0.875% Convertible Senior Notes	12,904	2,898	1,820	1,819	1,819	1,819	2,729
Revolving Facility (2)	5,056	2,247	2,247	562	0	0	0
Total interest payments	17,960	5,145	4,067	2,381	1,819	1,819	2,729
Total future debt payments	$225,871	$5,145	$4,067	$2,381	$1,819	$1,819	$210,640
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.
(2)

Assumes no additional borrowings after December 31, 2020 and that all drawn amounts are repaid upon maturity. However, amounts represent unused fees related to the available borrowing capacity on the Revolving Facility.

Revolving Credit Facilities

We have a $900 million Revolving Facility that expires on February 15, 2023. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. We had no borrowings and $1.1 million of letters of credit outstanding under the Revolving Facility as of December 31, 2020. We had $899 million available, net of outstanding letters of credit, under the Revolving Facility as of December 31, 2020. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings. Refer to Note 10, “Debt” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development efforts during 2020 decreased compared to 2019, as the Company implemented cost reduction initiatives. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $538 million as of December 31, 2020, our future cash flows, our borrowing capacity under our Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

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

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. The following table summarizes our significant contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash in future periods, assuming all obligations reach maturity. We do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from the sale of our products and services that are not reflected in the following table.

		Payments due by period
(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Balance sheet obligations: (1)
Debt:
Principal payments	$207,911	$0	$0	$0	$0	$0	$207,911
Interest payments	17,960	5,145	4,067	2,381	1,819	1,819	2,729
Other obligations: (2)
Non-cancelable operating leases	127,727	26,090	24,501	22,752	17,388	14,927	22,069
Purchase obligations (3)	75,542	36,727	24,273	8,155	4,508	1,879	0
Agreement with Atos	350,318	85,601	80,895	74,788	73,168	35,866	0
Letters of credit	1,061	1,061	0	0	0	0	0
Total contractual obligations	$780,519	$154,624	$133,736	$108,076	$96,883	$54,491	$232,709
(1)

Our liability for uncertain tax positions was $29 million as of December 31, 2020. Liabilities that may result from this exposure have been excluded from the table above since we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We have also excluded net deferred tax liabilities of $12 million from the amounts presented in the table as the future amounts that will be settled in cash are uncertain.

(2)

We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K as of December 31, 2020. We have obligations to pay contingent consideration associated with acquisitions of $1.0 million as of December 31, 2020. Such contingent consideration obligations are excluded from the above table since their payment is based on future financial objectives, the achievement of which we cannot predict.

(3)	Purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily changes in United States interest rates and changes in LIBOR (including the transition away from LIBOR), and primarily due to our borrowing under the Senior Secured Credit Facility. As of December 31, 2020, we had no debt outstanding under the Senior Secured Credit Facility, which minimizes our exposure to interest rate risk.

We have global operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2020 have not had a material impact on our financial position or operating results. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. Exceptions to this are our development and shared services center in India and our local operations in Israel, where we are required to make payments in local currency but which we fund in United States dollars. We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of December 31, 2020, there were six forward contracts outstanding that were staggered to mature monthly starting in January 2021 and ending in June 2021. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2021. As of December 31, 2020, the notional amount for each of the outstanding forward contracts was 225 million INR, or the equivalent of $3.1 million, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2020. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. The forward contracts resulted in net gains of $0.6 million and $0.3 million during the years ended December 31, 2020 and 2019, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for measurement of credit losses on financial instruments in 2020 due to the adoption of FASB Accounting Standards Codification (Topic 326), Financial Instruments – Credit Losses.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Determination of distinct performance obligations and application of stand-alone selling prices.

As discussed in Note 2 to the consolidated financial statements, the Company enters into contracts with customers that often include multiple promises to transfer products and services including sales of proprietary software, support and maintenance, as well as client services including managed services solutions, such as private cloud hosting, outsourcing and revenue cycle management, as well as other client services or project-based revenue from implementation, training, consulting, and outsourced IT services. Given the nature and volume of the Company’s product and service offerings included in a single contract, there is complexity related to the determination of which of these promises result in distinct performance obligations within the context of the contract. Judgment is required by management to determine the various performance obligations and to allocate the transaction price in each contract to these distinct performance obligations using relative stand-alone selling prices as well as a residual allocation approach for certain software licenses. We identified the determination of distinct performance obligations and application of stand-alone selling prices as a critical audit matter.

The principal consideration for our determination that the identification of distinct performance obligations and the application of stand-alone selling prices is a critical audit matter is the especially challenging auditor judgment required when evaluating the determination of distinct performance obligations and execution of the allocation of transaction price using stand-alone selling prices due to the mix and volume of products and services offered with terms that are specific to each contract. The range of prices used to establish the stand-alone selling price for the undelivered performance obligations directly affect the amount of product license revenue recognized using a residual approach.

Our audit procedures related to the identification of distinct performance obligations and the application of stand-alone selling prices included the following, among others:

•

We evaluated the design and tested the operating effectiveness of controls relating to the identification of performance obligations, the determination of stand-alone selling prices and the allocation of the contractual transaction price to each distinct performance obligation.

•	We inspected a selection of contracts with customers and performed the following procedures:
•	Obtained and read all selected contracts, contract amendments and sales orders for each selected arrangement and tested the identification of significant terms;
•

Evaluated management’s identification of all distinct performance obligations in each arrangement and recalculated management’s allocation of the contract’s transaction price to each distinct performance obligation;

•

Evaluated management’s estimate of stand-alone selling prices by testing a historical analysis of stand-alone sales of the performance obligations and testing the completeness and accuracy of the data used in the development of the stand-alone selling prices; and

•	Evaluated the timing of revenue recognition for each performance obligation and tested the accuracy of management’s computations of revenue recognized in the financial statements.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Raleigh, North Carolina

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Allscripts Healthcare Solutions, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 26, 2021

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$531,104	$129,668
Restricted cash	6,361	7,871
Accounts receivable, net of allowance of $31,596 and $22,005 as of December 31, 2020 and December 31, 2019, respectively	347,355	424,415
Contract assets, net of allowance of $1,068 and $0 as of December 31, 2020 and December 31, 2019, respectively	106,717	93,292
Income tax receivable	25,421	0
Prepaid expenses and other current assets	136,264	144,145
Current assets attributable to discontinued operations	0	41,871
Total current assets	1,153,222	841,262
Fixed assets, net	72,162	87,953
Software development costs, net	193,202	222,692
Intangible assets, net	286,602	367,128
Goodwill	974,729	974,110
Deferred taxes, net	5,790	5,704
Contract assets - long-term, net of allowance of $4,273 and $0 as of December 31, 2020 and December 31, 2019, respectively	43,682	63,525
Right-of-use assets - operating leases	96,601	95,757
Other assets	91,628	119,587
Long-term assets attributable to discontinued operations	0	428,021
Total assets	$2,917,618	$3,205,739

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)	December 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,905	$102,823
Accrued expenses	100,262	270,281
Accrued compensation and benefits	118,771	65,782
Deferred revenue	334,764	335,619
Current maturities of long-term debt	0	364,465
Current operating lease liabilities	22,264	22,328
Current liabilities attributable to discontinued operations	322,811	49,392
Total current liabilities	934,777	1,210,690
Long-term debt	167,587	551,004
Deferred revenue	3,471	11,068
Deferred taxes, net	18,186	21,038
Long-term operating lease liabilities	93,463	93,588
Other liabilities	33,891	30,320
Long-term liabilities attributable to discontinued operations	0	2,843
Total liabilities	1,251,375	1,920,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2020 and December 31, 2019; 274,558 and 139,942 shares issued and outstanding as of December 31, 2020, respectively; 272,609 and 162,475 shares issued and outstanding as of December 31, 2019, respectively	2,745	2,725
Treasury stock: at cost, 134,616 and 110,134 shares as of December 31, 2020 and December 31, 2019, respectively	(870,558)	(571,157)
Additional paid-in capital	1,902,776	1,907,348
Retained earnings (accumulated deficit)	633,118	(49,336)
Accumulated other comprehensive loss	(1,838)	(4,392)
Total stockholders’ equity	1,666,243	1,285,188
Total liabilities and stockholders’ equity	$2,917,618	$3,205,739

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Revenue:
Software delivery, support and maintenance	$914,662	$1,004,195	$1,011,624
Client services	588,038	628,416	606,217
Total revenue	1,502,700	1,632,611	1,617,841
Cost of revenue:
Software delivery, support and maintenance	287,954	319,140	315,102
Client services	530,652	595,310	584,666
Amortization of software development and acquisition-related assets	118,399	107,874	96,682
Total cost of revenue	937,005	1,022,324	996,450
Gross profit	565,695	610,287	621,391
Selling, general and administrative expenses	389,941	400,808	432,849
Research and development	206,061	245,443	258,736
Asset impairment charges	74,969	10,837	58,166
Goodwill impairment charge	0	25,700	13,466
Amortization of intangible and acquisition-related assets	25,604	27,188	26,558
Loss from operations	(130,880)	(99,689)	(168,384)
Interest expense	(34,104)	(43,172)	(50,914)
Other income (loss), net	54	(138,904)	69
Gain on sale of businesses, net	0	0	172,258
Impairment of long-term investments	(1,575)	(651)	(15,487)
Equity in net income of unconsolidated investments	17,194	665	259
Loss before income taxes	(149,311)	(281,751)	(62,199)
Income tax benefit	16,692	43,340	18,983
Loss from continuing operations, net of tax	(132,619)	(238,411)	(43,216)
Income from discontinued operations	71,448	75,235	2,501
Gain on sale of discontinued operations	1,156,504	0	500,471
Income tax effect on discontinued operations	(394,926)	(19,426)	(51,949)
Income from discontinued operations, net of tax	833,026	55,809	451,023
Net income (loss)	700,407	(182,602)	407,807
Net loss attributable to non-controlling interests	0	424	4,527
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	0	(48,594)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$700,407	$(182,178)	$363,740

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$(0.83)	$(1.43)	$(0.22)
Discontinued operations	5.23	0.33	2.29
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$4.40	$(1.10)	$2.07

Diluted
Continuing operations	$(0.83)	$(1.43)	$(0.22)
Discontinued operations	5.23	0.33	2.29
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$4.40	$(1.10)	$2.07

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income (loss)	$700,407	$(182,602)	$407,807
Other comprehensive income (loss):
Foreign currency translation adjustments	1,435	1,192	(2,908)
Change in fair value of derivatives qualifying as cash flow hedges	1,509	(262)	(873)
Other comprehensive income (loss) before income tax (expense) benefit	2,944	930	(3,781)
Income tax (expense) benefit related to items in other comprehensive income (loss)	(390)	67	377
Total other comprehensive income (loss)	2,554	997	(3,404)
Comprehensive income (loss)	702,961	(181,605)	404,403
Comprehensive loss attributable to non-controlling interests	0	424	4,527
Comprehensive income (loss), net	$702,961	$(181,181)	$408,930

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2020	2019	2018
Number of common shares
Balance at beginning of year	272,609	270,955	269,335
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,949	1,654	1,620
Balance at end of year	274,558	272,609	270,955
Common stock
Balance at beginning of year	$2,725	$2,709	$2,693
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	20	16	16
Balance at end of year	$2,745	$2,725	$2,709
Number of treasury stock shares
Balance at beginning of year	(110,134)	(99,731)	(88,504)
Issuance of treasury stock	198	61	76
Purchase of treasury stock	(12,984)	(10,464)	(11,303)
Accelerated share repurchase program	(11,696)	0	0
Balance at end of year	(134,616)	(110,134)	(99,731)
Treasury stock
Balance at beginning of year	$(571,157)	$(460,543)	$(322,735)
Issuance of treasury stock	1,193	846	1,121
Purchase of treasury stock	(134,863)	(111,460)	(138,929)
Accelerated share repurchase program	(165,731)	0	0
Balance at end of year	$(870,558)	$(571,157)	$(460,543)
Additional paid-in capital
Balance at beginning of year	$1,907,348	$1,881,494	$1,781,059
Stock-based compensation	34,036	38,713	34,638
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(6,059)	(7,227)	(8,197)
Issuance of 0.875% Convertible Senior Notes	0	40,058	0
Capped call transactions	797	(17,222)	0
Allocation of discounts and debt issuance costs for issuance of 0.875% Convertible Senior Notes	0	(1,140)	0
Accretion of redemption preference on redeemable convertible non-controlling interest -discontinued operations	0	0	72,386
Subsidiary issuance of common stock	0	0	0
Accelerated share repurchase program	(34,269)	0	0
Issuance of treasury stock	(440)	(144)	(61)
Warrants issued	1,363	2,729	2,729
Acquisition of non-controlling interest	0	(29,913)	(1,060)
Balance at end of year	$1,902,776	$1,907,348	$1,881,494
Retained earnings (accumulated deficit)
Balance at beginning of year	$(49,336)	$132,842	$(338,150)
Net income (loss) less net loss attributable to non-controlling interests	700,407	(182,178)	412,334
ASU 2016-13 implementation adjustments	(17,953)	0	0
ASC 606 implementation adjustments	0	0	58,658
Balance at end of year	$633,118	$(49,336)	$132,842
Accumulated other comprehensive loss
Balance at beginning of year	$(4,392)	$(5,389)	$(1,985)
Foreign currency translation adjustments, net	1,435	1,192	(2,908)
Unrecognized gain (loss) on derivatives qualifying as cash flow hedges, net of tax	1,119	(195)	(496)
Unrecognized gain on available for sale securities, net of tax	0	0	0
Balance at end of year	$(1,838)	$(4,392)	$(5,389)
Non-controlling interest
Balance at beginning of year	$0	$29,314	$39,190
Acquisition of non-controlling interest	0	(28,890)	(5,349)
Net loss attributable to non-controlling interests	0	(424)	(4,527)
Balance at end of year	$0	$0	$29,314
Total Stockholders’ Equity at beginning of year	$1,285,188	$1,580,427	$1,160,072
Total Stockholders’ Equity at end of year	$1,666,243	$1,285,188	$1,580,427

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$700,407	$(182,602)	$407,807
Less: Income from discontinued operations	833,026	55,809	451,023
Loss from continuing operations	(132,619)	(238,411)	(43,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	192,269	198,226	184,357
Operating right-of-use asset amortization	20,720	21,882	0
Stock-based compensation expense	34,036	38,982	34,638
Deferred taxes	(3,275)	(37,970)	4,144
Asset impairment charges	74,969	10,837	58,166
Goodwill impairment charge	0	25,700	13,466
Impairment of long-term investments	1,575	651	15,487
Equity in net income of unconsolidated investments	(17,194)	(665)	(259)
Gain on sale of businesses, net	0	0	(172,258)
Other (income) loss, net	(5,900)	10,042	(9,079)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	35,163	(9,430)	(120,522)
Prepaid expenses and other assets	(34,418)	(16,251)	(96,701)
Accounts payable	(66,987)	27,552	(10,809)
Accrued expenses	(3,064)	(3,894)	43,424
Accrued compensation and benefits	49,492	(32,764)	20,441
Deferred revenue	28,667	(92,067)	65,029
Other liabilities	5,334	(7,555)	11,900
Operating leases	(19,266)	(24,470)	0
Accrued DOJ settlement	(147,169)	145,000	0
Net cash provided by (used in) operating activities - continuing operations	12,333	15,395	(1,792)
Net cash (used in) provided by operating activities - discontinued operations	(119,048)	30,859	69,683
Net cash (used in) provided by operating activities	(106,715)	46,254	67,891
Cash flows from investing activities:
Capital expenditures	(17,025)	(16,450)	(30,345)
Capitalized software	(87,993)	(103,317)	(103,454)
Cash paid for business acquisitions, net of cash acquired	0	(23,443)	(177,233)
Cash received from sale of businesses, net of cash divested	1,710,000	0	807,764
Purchases of equity securities, other investments and related intangible assets, net	(7,097)	(8,235)	(16,934)
Sale of other investments	24,967	1,044	0
Other proceeds from investing activities	0	14	54
Net cash provided by (used in) investing activities - continuing operations	1,622,852	(150,387)	479,852
Net cash used in investing activities - discontinued operations	(7,664)	(10,669)	(231,839)
Net cash provided by (used in) investing activities	1,615,188	(161,056)	248,013
Cash flows from financing activities:
Proceeds from sale or issuance of common stock	0	0	1,283
Taxes paid related to net share settlement of equity awards	(6,033)	(7,286)	(9,466)
Proceeds from issuance of 0.875% Convertible Senior Notes	0	218,000	0
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	(5,445)	0
Payments for capped call transaction on 0.875% Convertible Senior Notes	0	(17,222)	0
Repayment of Convertible Senior Notes	(352,361)	0	0
Credit facility payments	(1,315,000)	(220,000)	(713,751)
Credit facility borrowings, net of issuance costs	903,625	279,241	430,843
Repurchase of common stock	(134,863)	(111,460)	(138,928)
Accelerated share repurchase program	(200,000)	0	0
Payment of acquisition and other financing obligations	(4,369)	(14,685)	(5,198)
Purchases of subsidiary shares owned by non-controlling interest	0	(53,800)	(7,198)
Net cash (used in) provided by financing activities - continuing operations	(1,109,759)	67,343	(442,415)
Net cash provided by financing activities - discontinued operations	0	0	149,432
Net cash (used in) provided by financing activities	(1,109,759)	67,343	(292,983)
Effect of exchange rate changes on cash and cash equivalents	1,212	203	(624)
Net increase (decrease) in cash and cash equivalents	399,926	(47,256)	22,297
Cash, cash equivalents and restricted cash, beginning of period	137,539	184,795	162,498
Cash, cash equivalents and restricted cash, end of period	$537,465	$137,539	$184,795

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

Change in Presentation

During the first quarter of 2020, we changed our reportable segments from Provider, Veradigm and Unallocated to Core Clinical and Financial Solutions, Data, Analytics and Care Coordination, and Unallocated. The business units reported within the historical segments have been reallocated into the new segments. Refer to Note 19 “Business Segments” for further discussion on the impact of the change.

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

Other Financial Assets and Liabilities

We have investments in equity instruments for which it is not practicable to estimate fair value primarily because of their illiquidity and restricted marketability. Such investments are recorded initially at cost, less impairment and changes resulting from observable price changes and equity methods of accounting. Refer to Note 6, “Fair Value Measurements and Other Investments” for additional information about these investments.

Our long-term financial liabilities include amounts outstanding under our Senior Secured Credit Facility (as defined in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. As of December 31, 2019, the carrying amount of the 1.25% Notes (as defined in Note 10, “Debt”) approximated fair value since the effective interest rate on the 1.25% Notes approximated current market rates. On July 1, 2020, the 1.25% Notes matured and were paid in full. See Note 10, “Debt” for further information regarding our long-term financial liabilities.

Derivative Financial Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. See Note 16, “Derivative Financial Instruments” for information regarding gains and losses from derivative instruments during the years ended December 31, 2020, 2019 and 2018.

Trade Accounts Receivable

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

The determination of the fair value of our reporting units is based on a combination of a market approach, which considers benchmark company market multiples, and an income approach, which utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units.

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

Software Development Costs

We capitalize purchased software upon acquisition if it is accounted for as internal-use software or if it meets the future alternative use criteria. For software to be sold, we capitalize incurred labor costs for software development from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal-use software, until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value over that estimated life. If the actual useful life is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Upon the availability for general release, we commence amortization of the capitalized software costs on a product by product basis. Amortization of capitalized software is recorded using the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable product or (ii) the straight-line method over the remaining estimated economic life, which is estimated to be three to five years.

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

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2020	2019
Software development costs	$327,519	$393,728
Less: accumulated amortization	(134,317)	(171,036)
Software development costs, net	$193,202	$222,692

Capitalized software development costs, write-offs included in asset impairment changes and amortization of capitalized software development costs included in cost of revenue are illustrated in the following table:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Capitalized software development costs	$87,993	$103,317	$103,454
Write-offs and divestitures of capitalized software development costs	$31,214	$0	$34,083
Amortization of capitalized software development costs	$86,269	$72,840	$59,653

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

Stock-Based Compensation

We account for stock-based compensation in accordance with GAAP, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the requisite service period typically on a straight-line basis, net of estimated forfeitures. We recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. The net proceeds from stock-based compensation activities are reflected as a financing activity within the accompanying consolidated statements of cash flows. We settle employee stock option exercises and stock awards with newly issued common shares. Refer to Note 12, “Stock Award Plan” for detailed discussion about our stock-based incentive plan.

Employee Benefit Plans

We provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Company contributions to employee benefit plans	$21,143	$23,998	$28,803

Foreign Currency

The determination of the functional currency of our foreign subsidiaries is made based on the appropriate economic and management indicators. Our foreign subsidiaries use the local currency of their respective countries as the functional currency, with the exception of our operating subsidiaries in India and Israel which use the United States dollar as a functional currency. The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into United States dollars at the exchange rates in effect at the consolidated balance sheet date, while revenues and expenses are translated at the average rates of exchange during the year. Translation gains and losses are not included in determining net income or loss but are included as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in determining net income or loss and have not been material in any years presented in the accompanying consolidated statements of operations. We periodically enter into non-deliverable forward foreign currency exchange contracts in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. See Note 16, “Derivative Financial Instruments,” for information regarding these foreign currency exchange contracts.

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

The majority of our revenue is derived from clients located in the United States. The majority of long-lived assets are also located in the United States. For the year ended December 31, 2020, we had one client that accounted for 12% of our revenue. Other than this one client, no single client accounted for more than 10% of our revenue in the years ended December 31, 2020, 2019 and 2018. No client represented more than 10% of accounts receivable as of December 31, 2020 and 2019.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance in ASU 2016-13 replaces the previous GAAP incurred loss impairment methodology. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Refer to Note 2 “Revenue from Contracts with Customers” and Note 3 “Accounts Receivable” for further discussion on the impact of adoption.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for all entities for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We adopted ASU 2018-13 on January 1, 2020, and the adoption had no impact on our consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We adopted ASU 2020-04 on March 12, 2020, and the adoption had no impact on our consolidated financial statements.

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

At December 31, 2020 and 2019, we had capitalized costs to obtain or fulfill a contract of $16.8 million and $18.4 million, respectively, in Prepaid and other current assets and $27.9 million and $28.9 million, respectively, in Other assets. During the year ended December 31, 2020 and 2019, we recognized $23.6 million and $30.5 million, respectively, of amortization expense related to such capitalized costs, which is included in selling, general and administrative expenses.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under the FASB Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). A performance obligation is considered distinct when both (i) a customer can benefit from the product or service either on its own or together with other resources that are readily available to the customer and (ii) the promised product or service is separately identifiable from other promises in the contract. Activities related to the fulfillment of a contract that do not transfer products or services to a customer, such as contract preparation or legal review of contract terms, are not deemed to be performance obligations.

We generally sell our solutions through contracts with multiple performance obligations where we provide the customer with (1) software licenses, (2) support and maintenance, (3) embedded content such as third-party software and (4) client services. Incremental solutions, such as hardware and managed services are also provided based upon a customer’s preferences and requirements. We deem that a customer is typically able to benefit from a product or service on its own or together with readily available resources when we sell such product or service on a standalone basis. We have historically sold the majority of our performance obligations, with the exception of software licenses, on a standalone basis. Incremental solutions, such as hardware, client services and managed services, are often negotiated and fulfilled on an independent sales order basis as customer needs and requirements change over the course of a relationship period. In addition, support and maintenance and embedded content are provided on a stand-alone basis through the renewal process.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020
Revenue related to deferred revenue balance at beginning of period	$105,366	$119,545	$118,300	$138,279
Revenue related to new performance obligations satisfied during the period	216,580	195,308	192,658	182,690
Revenue recognized under "right-to-invoice" expedient	58,059	54,082	54,313	65,108
Reimbursed travel expenses, shipping and other revenue	1,359	369	347	337
Total revenue	$381,364	$369,304	$365,618	$386,414

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Revenue related to deferred revenue balance at beginning of period	$93,602	$113,288	$116,812	$136,460
Revenue related to new performance obligations satisfied during the period	248,126	233,293	227,954	214,952
Revenue recognized under "right-to-invoice" expedient	55,923	62,245	61,814	60,826
Reimbursed travel expenses, shipping and other revenue	1,467	2,057	1,700	2,092
Total revenue	$399,118	$410,883	$408,280	$414,330

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.1 billion as of December 31, 2020, of which we expect to recognize approximately 35% over the next 12 months, and the remaining 65% thereafter.

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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenue:
Recurring revenue	$1,222,731	$1,278,456	$1,313,281
Non-recurring revenue	279,969	354,155	304,560
Total revenue	$1,502,700	$1,632,611	$1,617,841

	Year Ended December 31, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$676,655	$250,877	$(12,870)	$914,662
Client services	577,594	10,444	0	588,038
Total revenue	$1,254,249	$261,321	$(12,870)	$1,502,700

	Year Ended December 31, 2019
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$761,836	$249,561	$(7,202)	$1,004,195
Client services	615,311	13,103	2	628,416
Total revenue	$1,377,147	$262,664	$(7,200)	$1,632,611

	Year Ended December 31, 2018
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$791,417	$237,320	$(17,113)	$1,011,624
Client services	588,082	9,398	8,737	606,217
Total revenue	$1,379,499	$246,718	$(8,376)	$1,617,841

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

At adoption, we segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size.  The pools were aligned with management’s review of financial performance. In the fourth quarter of 2020, we used each customer’s primary business unit in our pooling determination. This assessment provides additional information of the customer including size, segment and industry. Using this perspective, we added one new pool. We reallocated pools and loss rates accordingly and noted slight shifts in each pool. The new pools are aligned with management’s review of financial performance. As of December 31, 2020, no other adjustments to the pools were necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twenty-four-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period.  We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The December 31, 2020 analysis resulted in no change in the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

(In thousands)	Total
Balance at January 1, 2020	$5,341
Current period provision	0
Balance at December 31, 2020	$5,341
Less: Contract assets, short-term	1,068
Total contract assets, long-term	$4,273

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

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size. The pools were aligned with management’s review of financial performance. In the fourth quarter of 2020, we used each customer’s primary business unit in our pooling determination. This assessment provides additional information of the customer including size, segment and industry. Using this perspective, we added one new pool. We reallocated pools and loss rates accordingly and noted slight shifts in each pool. The new pools are aligned with management’s review of financial performance. As of December 31, 2020, no other adjustments to the pools were necessary.

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

Changes in the estimate of credit losses for trade accounts receivable are presented in the tables below.

(In thousands)	Total
Balance at January 1, 2020	$33,256
Current period provision	8,726
Write-offs	(10,484)
Recoveries	98
Balance at December 31, 2020	$31,596

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate in conjunction with the market swap rate for the expected remaining lease term at commencement date for new leases in determining the present value of future lease payments. Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

We have elected the group of practical expedients under ASU 2016-02 to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases and (3) any indirect costs that would have qualified for capitalization for any existing leases. We have lease agreements with lease and non-lease components, which are generally accounted for separately except for real estate and vehicle leases, which we have elected to combine through a practical expedient under ASU 2016-02. Non-lease components for our leases typically comprise of executory costs, which under the practical expedient allows for executory costs to be recorded as lease payments. Additionally, for certain equipment leases, we apply a portfolio approach to effectively record right-of-use assets and liabilities.

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

(In thousands)	Year Ended December 31,
	2020	2019
Operating lease cost (1)	$25,394	$27,235
Less: Sublease income	(1,121)	(3,265)
Total operating lease costs	$24,273	$23,970

(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statement of operations.

Supplemental information for operating leases is as follows:

(In thousands)	Year Ended December 31,
	2020	2019
Operating cash flows from operating leases	$26,638	$29,348
Right-of-use assets obtained in exchange for operating lease obligations	$21,770	$141,787

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	December 31, 2020	December 31, 2019
Right-of-use assets - operating leases	$96,601	$95,757
Current operating lease liabilities	$22,264	$22,328
Long-term operating lease liabilities	$93,463	$93,588
Weighted average remaining lease term (in years)	6	6
Weighted average discount rate	3.6%	4.4%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of December 31, 2020.

December 31, 2020
(In thousands)	Operating Leases
2021	$26,090
2022	24,501
2023	22,752
2024	17,388
2025	14,927
Thereafter	22,069
Total lease liabilities	127,727
Less: Amount representing interest	(12,000)
Less: Short-term lease liabilities	(22,264)
Total long-term lease liabilities	$93,463

5. Business Combinations and Divestitures

2020 Divestitures

On December 31, 2020, we completed the sale of our CarePort business to a subsidiary of WellSky Corp., a Delaware corporation (“WellSky”), pursuant to a purchase agreement (the “CarePort Purchase Agreement”) by which WellSky purchased substantially all of the assets of the CarePort business. The total consideration for CarePort was $1.35 billion, which is subject to certain adjustments for liabilities assumed by WellSky and net working capital as described in the CarePort Purchase Agreement. We realized a pre-tax gain upon the sale of $933.9 million, which is included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. The divestiture is being treated as a discontinued operation as of December 31, 2020. Refer to Note 18, “Discontinued Operations” for further details regarding the historical assets, liabilities and results of operations of CarePort. On December 31, 2020, we repaid $161.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

On October 15, 2020, we completed the sale of our EPSi business to Strata Decision Technology LLC, an Illinois limited liability company (“Strata”), and Roper Technologies, Inc., a Delaware corporation pursuant to a purchase agreement (the “EPSi Purchase Agreement”) by which Strata purchased substantially all of the assets of the EPSi business. The total consideration for EPSi was $365.0 million, which is subject to certain adjustments for liabilities assumed by Strata and net working capital as described in the EPSi Purchase Agreement. We realized a pre-tax gain upon the sale of $222.6 million, which is included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. The divestiture is being treated as a discontinued operation as of December 31, 2020. Refer to Note 18, “Discontinued Operations” for further details regarding the historical assets, liabilities and results of operations of EPSi. On October 29, 2020, we repaid $19.0 million of the Term Loan as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement.

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

Netsmart LLC Divestiture

On December 31, 2018, we sold all of the Class A Common Units of Netsmart LLC, a Delaware limited liability company (“Netsmart”), owned by the Company in exchange for $566.6 million, plus a final settlement as determined following the closing pursuant to the terms of the sales agreement. Netsmart was originally acquired in April 2016, and we realized a pre-tax gain on sale of $500.5 million, which is included on the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2018. The divestiture of Netsmart is being treated as a discontinued operation as of December 31, 2018. Refer to Note 18, “Discontinued Operations” for further details regarding the historical assets, liabilities and results of operations of Netsmart.

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

On April 2, 2018, we sold substantially all of the assets of the Allscripts’ business providing hospitals and health systems document and other content management software and services generally known as “OneContent” to Hyland Software, Inc., an Ohio corporation (“Hyland”). Allscripts acquired the OneContent business during the fourth quarter of 2017 through the acquisition of the EIS Business (as defined below). Certain assets of Allscripts relating to the OneContent business were excluded from the transaction and retained by Allscripts. In addition, Hyland assumed certain liabilities related to the OneContent business. The total consideration for the OneContent business was $260 million, which was subject to certain adjustments for liabilities assumed by Hyland and net working capital. We realized a pre-tax gain upon sale of $177.9 million which is included in the Gain on sales of businesses, net line in our consolidated statements of operations for the year ended December 31, 2018.

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

6. Fair Value Measurements and Other Investments

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2020 or 2019.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 derivative financial instruments include foreign currency forward contracts valued based upon observable values of spot and forward foreign currency exchange rates. Refer to Note 16, “Derivative Financial Instruments,” for further information regarding these derivative financial instruments.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Level 3 instruments include the estimated fair value of contingent consideration related to completed acquisitions. The fair values are based on discounted cash flow analyses reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk or time value of money. Changes in fair value for contingent consideration adjustments are recorded in Other (loss) income, net in the consolidated statements of operations. Level 3 instruments also included the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability (together the “1.25% Notes Call Spread Overlay” as further described in Note 10, “Debt”) that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. The sensitivity of changes in the unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations. On July 1, 2020, these instruments matured and were repaid in full.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	December 31, 2020				December 31, 2019
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$1,509	$0	$1,509	$0	$0	$0	$0
1.25% Call Option	Other assets	0	0	0	0	0	0	84	84
Total assets		$0	$1,509	$0	$1,509	$0	$0	$84	$84

Contingent consideration - current	Accrued expenses	$0	$0	$1,011	$1,011	$0	$0	$17,100	$17,100
Contingent consideration - long-term	Other liabilities	0	0	0	0	0	0	2,415	2,415
1.25% Embedded cash conversion option	Other liabilities	0	0	0	0	0	0	185	185
Total liabilities		$0	$0	$1,011	$1,011	$0	$0	$19,700	$19,700

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2018	$25,624	$(870)
Additions	12,073	0
Payments/write-downs(1)	(18,624)	0
Fair value adjustments	442	769
Balance at December 31, 2019	$19,515	$(101)
Additions	770	0
Payments/write-downs(2)	(19,274)	0
Fair value adjustments	0	101
Balance at December 31, 2020	$1,011	$0
(1)	Payments and write-downs for the year ended December 31, 2019 primarily consisted of $10.0 million in payments for the Health Grid earnout and a $5.0 million write-down related to the Pulse8 earnout.
(2)	Payments and write-downs for the year ended December 31, 2020 primarily consisted of $4.0 million in payments for the ACC earnout and a $13.9 million write-down related to the Health Grid earnout.

The following table summarizes the quantitative information about our Level 3 fair value measurements at December 31, 2020:

	December 31, 2020
(In thousands, except the discount rate)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Financial instruments:
Contingent consideration	$1,011	Probability Weighted Discounted cash flow	Discount rate	5.3% to 5.5%	5.4%
			Registry members	0 to 1,551	776
			Patient data volume	0 to 52,845	26,422
			Projected year of payment	2020 to 2021
Total financial instruments	$1,011
(1)	The weighted average is calculated based upon the absolute fair value of the instruments.

Long-term Investments

The following table summarizes our other equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at December 31, 2020	Cost	December 31, 2020	December 31, 2019
Equity method investments (1)	3	$7,099	$10,744	$11,332
Cost less impairment	8	37,568	25,059	32,462
Total long-term equity investments	11	$44,667	$35,803	$43,794
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

During 2020, we recorded a $16.8 million gain from the sale of a third-party equity-method investment. The gain is recognized in the Equity in net income (loss) of unconsolidated investments line in the consolidated statements of operations.

During 2018, we acquired certain non-marketable equity securities of two third parties and entered into a commercial agreement with one of the third parties for total consideration of $11.7 million. During 2018, we also acquired a $1.8 million non-marketable convertible note of a third party. These investments are recorded in the Other asset caption within the consolidated balance sheets.

It is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability as of December 31, 2020. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment and Recovery of Long-Term Investments

Management performs a quarterly assessment of each of our investments on an individual basis to determine if there are any declines in fair value. Based on our review in the third quarter of 2020, we recognized a $1.0 million non-cash impairment charge related to one of our cost-method investments, which equaled the cost basis of our initial investment. In the second quarter of 2020, we reached a settlement agreement with one of our third-party equity-method investments, which resulted in the recognition of a $0.6 million non-cash impairment charge. We recognized non-cash impairment charges of $1.7 million during 2019 related to one of our long-term investments. We also recovered $1.0 million from a third-party cost-method investment that we had previously impaired. The non-cash impairment charges and the amount recovered are recognized in the Impairment (recovery) of long-term investments line in the consolidated statements of operations for the year ended December 31, 2020 and 2019.

7. Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2020	2019
Computer equipment and software	3 to 10 years	$329,564	$343,756
Facility furniture, fixtures and equipment	5 to 7 years	25,932	24,282
Leasehold improvements	Shorter of 7 years or life of lease	40,115	38,948
Assets under finance leases	1 to 3 years	524	524
Fixed assets, gross		396,135	407,510
Less: Accumulated depreciation and amortization		(323,973)	(319,557)
Fixed assets, net		$72,162	$87,953

Accumulated amortization for assets under finance leases totaled $0.5 million and $0.4 million as of December 31, 2020 and 2019, respectively.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Fixed assets depreciation and amortization expense, including finance leases	$32,324	$46,705	$46,951

8. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$535,092	$(465,292)	$69,800	$534,873	$(433,017)	$101,856
Customer contracts and relationships	674,336	(509,534)	164,802	701,805	(488,533)	213,272
Total	$1,209,428	$(974,826)	$234,602	$1,236,678	$(921,550)	$315,128

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			974,729			974,110
Total			$1,026,729			$1,026,110

During the first quarter of 2020, we changed our reportable segments from Provider, Veradigm and Unallocated to Core Clinical and Financial Solutions, Data, Analytics and Care Coordination, and Unallocated. As a result of this change, our reporting units became Core Clinical and Financial Solutions, Data, Analytics and Care Coordination, and EPSi. Refer to Note 19, “Business Segments,” for further discussion on the impact of the change to our reportable segments. During the second quarter of 2020, we made two changes in our reporting units. We transferred the Follow My Health business, previously included in the Data, Analytics and Care Coordination reporting unit, to the Core Clinical and Financial Solutions reporting unit. We also transferred Payerpath, a portion of the Ambulatory business that was previously included in the Clinical and Financial Solutions reporting unit, to the Data, Analytics and Care Coordination reporting unit.

During 2020, as a result of these organizational changes, we performed interim goodwill impairment tests as of January 1, 2020 and April 1, 2020. The fair value of each reporting unit substantially exceeded its carrying value, and no indicators of impairment were identified.

We performed our annual 2020 goodwill impairment test as of October 1, 2020. The fair value of each reporting unit substantially exceeded its carrying value, and no indicators of impairment were identified.

We performed our 2019 goodwill impairment test as of October 1, 2019. As a result of this test, we concluded that the carrying value of the historical Hospitals and Health Systems (“HHS”) reporting unit exceeded its fair value. As a result, we recognized a goodwill impairment charge of $25.7 million. This goodwill impairment charge is reflected on the Goodwill impairment charge line in our consolidated statements of operations. The historical HHS reporting unit is now reported within the Core Clinical and Financial Solutions reporting unit. The fair values of all other reporting units substantially exceeded their carrying values. As of December 31, 2019, the goodwill allocated to the historical HHS reporting unit was $485.5 million.

We performed our 2018 goodwill impairment test as of October 1, 2018. We concluded that the carrying value of the historical NantHealth reporting unit exceeded its fair value as a result of this test. Our latest available financial forecasts at the time of the annual goodwill impairment test reflected that projected future operating costs exceeded projected revenues resulting in negative operating margins for the historical NantHealth reporting unit. We recognized a goodwill impairment charge of $13.5 million as a result, representing the entire goodwill balance assigned to the historical NantHealth reporting unit. This goodwill impairment charge is reflected on the Goodwill impairment charge line in our consolidated statements of operations for the year ended December 31, 2018.

The determination of the fair value of our reporting units is based on a combination of a market approach, which considers benchmark company market multiples, and an income approach, which utilizes discounted cash flows for each reporting unit and other Level 3 inputs. We determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate under the income approach. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. The discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. We also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units as part of goodwill impairment testing.

We recognized an intangible asset impairment charge of $23.1 million relating to Health Grid’s remaining customer relationship intangible balance during 2020. We also recognized an intangible asset impairment charge of $8.1 million relating to

NantHealth’s remaining customer relationship intangible balance during 2019. In addition, we recognized an intangible asset impairment charge of $2.2 million during 2018 relating to NantHealth’s acquired proprietary technology because the carrying value of this definite-lived intangible assets no longer appeared recoverable based on latest available financial forecasts at the time of the annual goodwill impairment test. These impairment charges are included in the Asset impairment charges line in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, there were no accumulated impairment losses associated with goodwill. Accumulated impairment losses associated with goodwill totaled $39.2 million and $13.5 million as of December 31, 2019 and 2018, respectively. Changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2020 and 2019 were as follows:

(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Total
Balance as of December 31, 2018	$760,294	$225,543	$985,837
Additions	0	13,684	13,684
Goodwill impairment charge	(25,700)	0	(25,700)
Foreign exchange translation	289	0	289
Balance as of December 31, 2019	734,883	239,227	974,110
Goodwill impairment charge	0	0	0
Foreign exchange translation	619	0	619
Balance as of December 31, 2020	$735,502	$239,227	$974,729

Additions to goodwill in 2019 resulted from the purchase of the Pinnacle and Diabetes Collaborative Registries and a prescription drug software company. Refer to Note 5, “Business Combinations and Divestitures” for additional information regarding these transactions. As stated above, we also recognized a goodwill impairment charge in 2019 for $25.7 million related to the HHS reporting unit.

Intangible assets are being amortized over their estimated useful lives, and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Proprietary technology amortization included in cost of revenue	$32,130	$35,034	$37,029
Intangible amortization included in operating expenses	25,604	27,188	26,558
Total intangible amortization expense	$57,734	$62,222	$63,587

Future amortization expense for the intangible assets as of December 31, 2020, based on foreign currency exchange rates in effect as of such date, is as follows:

Year Ended December 31,	(In thousands)
2021	$50,556
2022	44,155
2023	27,943
2024	23,799
2025	20,180
Thereafter	67,969
Total	$234,602

9. Asset Impairment Charges

During the year ended December 31, 2020, we recorded several non-cash asset impairment charges. We recorded a non-cash asset impairment charge of $23.1 million related to the write-off of the remaining Health Grid acquired customer relationship intangible balance. This was partially offset by the write-off of $13.9 million related to the Health Grid contingent consideration accrual. We recorded $31.2 million of non-cash asset impairment charges related to the write-off of capitalized software due to the asset values exceeding the product’s net realizable value. The write-off was primarily related to one product in which we determined it would no longer be placed into service. We also recorded a $34.3 million non-cash asset impairment charge due to the write-off of deferred costs related to our private cloud hosting operations. The write-off was driven by the expectation of improved efficiencies in the utilization of our contract compared with historical deferred costs, which was identified through our broader cost reduction initiatives. Impairment of long-term investments during the year ended December 31, 2020 consisted of $1.6 million, which included $1.0 million related to one of our cost-method investments and $0.6 million related to one of our third-party equity-method investments. Refer to Note 6, “Fair Value Measurements and Other Investments” for further information regarding the long-term investment impairments.

Asset impairment charges incurred during the year ended December 31, 2019 were primarily the result of impairing the remaining NantHealth acquired customer relationship intangible balance of $8.1 million. We also recognized non-cash impairment charges of $2.7 million on the retirement of certain hosting assets due to data center migrations. Impairment of long-term investments during the year ended December 31, 2019 consisted of an impairment of $1.7 million associated with one of our long-term equity investments. We also recovered $1.0 million from one of our long-term equity investments that we had previously impaired. We also recorded a goodwill impairment charge of $25.7 million related to our HHS reporting unit. Refer to Note 8, “Goodwill and Intangible Assets” for further information regarding this impairment.

We incurred several non-cash asset impairment charges during the year ended December 31, 2018. We recorded non-cash asset impairment charges of $33.2 million related to the write-off of capitalized software as a result of our decision to discontinue several software development projects. We also recorded $22.9 million of non-cash asset impairment charges related to our acquisition of the patient/provider engagement solutions business from NantHealth in 2017, which included the write-downs of $2.2 million of acquired technology and $20.7 million, representing the unamortized value assigned to the modification of our existing commercial agreement with NantHealth, as we no longer expected to recover the value assigned to these assets. The remaining $2.1 million of non-cash asset impairment charges recorded during the year ended December 31, 2018 relate to the disposal of fixed assets as a result of relocating and consolidating business functions and locations from recent acquisitions.

We recorded a goodwill impairment charge of $13.5 million related to NantHealth during the year ended December 31, 2018. Refer to Note 8, “Goodwill and Intangible Assets” for further information regarding this impairment. We recognized non-cash impairment charges of $15.5 million in 2018 related to two of our cost-method equity investments and a related note receivable. These charges equaled the cost bases of the investments and the related note receivable prior to the impairment.

The following table summarizes the non-cash asset impairment charges recorded during the periods indicated and where they appear in the corresponding consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Asset impairment charges	$74,969	$10,837	$58,166
Goodwill impairment charge	$0	$25,700	$13,466
Impairment of long-term investments	$1,575	$651	$15,487

10. Debt

Debt outstanding, excluding lease obligations, consisted of the following:

	December 31, 2020			December 31, 2019
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$167,853	$(3,166)	$171,019	$177,942	$4,697	$173,245
1.25% Cash Convertible Senior Notes	0	0	0	345,000	7,552	337,448
Senior Secured Credit Facility	0	3,432	(3,432)	410,000	5,224	404,776
Total debt	$167,853	$266	$167,587	$932,942	$17,473	$915,469
Less: Debt payable within one year	0	0	0	364,653	188	364,465
Total long-term debt, less current maturities	$167,853	$266	$167,587	$568,289	$17,285	$551,004
(1)	Principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital.

Interest expense consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Interest expense	$18,113	$26,648	$35,366
Amortization of discounts and debt issuance costs	15,991	16,524	15,548
Total interest expense	$34,104	$43,172	$50,914

Interest expense related to the 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes, which is included in total interest expense above, consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Coupon interest	$4,016	$4,429	$4,312
Amortization of discounts and debt issuance costs	13,484	14,926	13,867
Total interest expense related to the convertible notes	$17,500	$19,355	$18,179

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

The issuance in December 2019 of the combined $218.0 million aggregate purchase amount of the 0.875% Notes and the Option Notes (collectively, the “0.875% Convertible Senior Notes”) incurred $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes including any discounts and issuance costs by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The semi-annual interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9 million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1 million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2 million in paid capped call fees and an allocation of $1.1 million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount that will be accreted into interest expense through January 1, 2027 using the interest method.

In June 2020, we paid $7.7 million to repurchase $10.1 million of the aggregate principal amount of the 0.875% Convertible Senior Notes, which resulted in a $0.5 million gain. In connection with the repurchase, the capped call transaction was partially terminated, and we received $0.3 million, which resulted in a recognition of $0.8 million in equity to offset the capped call fees and a $0.5 million loss. The remaining principal amount of the 0.875% Convertible Senior Notes at December 31, 2020 totaled $207.9 million. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, at December 31, 2020 totaled $16.1 million.

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

On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement in order to remain compliant with the covenants of our Second Amended Credit Agreement. The First Amendment provides the financial flexibility to settle the U.S. Department of Justice’s investigations as discussed in Note 22, “Contingencies” while maintaining our compliance with the covenants of our Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins or borrowing capacity under our Revolving Facility were amended. In connection with this amendment, we incurred fees and other costs totaling $0.8  million, of which a majority was capitalized.

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

The proceeds of the Revolving Facility can be used to finance Allscripts’ working capital needs and for general corporate purposes, including, without limitation, for financing permitted acquisitions, and for share repurchases. Allscripts is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $600 million, subject to certain conditions.

The initial applicable interest rate margin for Base Rate borrowings is 1.00%, and for Eurocurrency Rate borrowings is 2.00%. On and after December 31, 2020, the interest rate margins will be determined from a pricing table and will depend upon Allscripts’ total leverage ratio. The applicable margins for Base Rate borrowings under the Second Amended Credit Agreement range from 0.50% to 1.25% depending on Allscripts’ total leverage ratio range. The applicable margins for Eurocurrency Rate loans range from 1.50% to 2.25%, depending on Allscripts’ total leverage ratio.

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

As of December 31, 2020, $1.1 million in letters of credit were outstanding under the Second Amended Credit Agreement. No amounts under the Term Loan or the Revolving Facility were outstanding under the Second Amended Credit Agreement.

As of December 31, 2020, the interest rate on the Senior Secured Credit Facility was LIBOR plus 2.00%, which totaled 2.15%. We were in compliance with all financial covenants under the Second Amended Credit Agreement as of December 31, 2020.

As of December 31, 2020, we had $898.9 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings.

In connection with the sale of our EPSi business on October 15, 2020, which is further discussed in Note 5, “Business Combinations and Divestitures”, the terms of our Second Amended and Restated Credit Agreement required us to make a mandatory prepayment of our Term Loan in the amount of $19.0 million on October 29, 2020.

In connection with the sale of our CarePort business on December 31, 2020, which is further discussed in Note 5, “Business Combinations and Divestitures”, the terms of our Second Amended and Restated Credit Agreement required us to make a mandatory prepayment of our Term Loan in the amount of $161.0 million on December 31, 2020.

Allscripts 1.25% Cash Convertible Senior Notes

On June 18, 2013, we issued $345.0 million aggregate principal amount of Allscripts' 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the 1.25% Notes Call Spread Overlay (as described below) and transaction costs.

Interest on the 1.25% Notes was payable semiannually in arrears on January 1st and July 1st of each year, at a fixed annual rate of 1.25%. The 1.25% Notes were not repurchased or converted prior to maturing on July 1, 2020. The 1.25% Notes were repaid utilizing $345.0 million drawn against the Revolving Facility.

The 1.25% Notes were convertible only into cash, and not into shares of our common stock or any other securities. Holders could have converted their 1.25% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.25% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could have converted their 1.25% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder would have received an amount in cash, per $1,000 principal amount of the 1.25% Notes, equal to the settlement amount, determined in the manner set forth in the indenture governing the 1.25% Notes (the “1.25% Notes Indenture”).

The initial conversion rate was 58.1869 shares of our common stock per $1,000 principal amount of the 1.25% Notes (equivalent to an initial conversion price of approximately $17.19 per share of common stock). The conversion rate was subject to adjustment in some events but was not adjusted for any accrued and unpaid interest. In addition, in the event that certain corporate events had occurred prior to the maturity date, we would have paid a cash make-whole premium by increasing the conversion rate for a holder who elected to convert such holder’s 1.25% Notes in connection with such a corporate event in certain circumstances. We did not redeem the 1.25% Notes prior to the maturity date, and no sinking fund was provided for the 1.25% Notes.

If we would have undergone a fundamental change (as defined in the 1.25% Notes Indenture), holders could have required us to repurchase for cash all or part of their 1.25% Notes at a repurchase price equal to 100% of the principal amount of the 1.25% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 1.25% Notes Indenture provided for customary events of default, including cross acceleration to certain other indebtedness of ours, and our subsidiaries.

The 1.25% Notes were senior unsecured obligations, and ranked senior in right of payment to any of our indebtedness that was expressly subordinated in right of payment to the 1.25% Notes; equal in right of payment to any of our unsecured indebtedness that was not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The 1.25% Notes contained an embedded cash conversion option. We determined that the embedded cash conversion option was a derivative financial instrument, required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the cash conversion option transaction settled or expired. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.25% Notes, refer to Note 16, “Derivative Financial Instruments.”

The reduced carrying value of the 1.25% Notes resulted in a debt discount that was amortized to the 1.25% Notes’ principal amount through the recognition of non-cash interest expense over the expected term of the 1.25% Notes, which extended through their maturity date of July 1, 2020. This has resulted in our recognition of interest expense on the 1.25% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.25% Notes at issuance was 5.4%, which was imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.25% Notes. We recorded interest expense until the 1.25% Notes matured on July 1, 2020.

In connection with the settlement of the 1.25% Notes, we paid $8.4 million in transaction costs. Such costs were allocated to the 1.25% Notes, the 1.25% Call Option (as defined below) and the 1.25% Warrants (as defined below). The amount allocated to the 1.25% Notes, or $8.3 million, was capitalized and was amortized over the expected term of the 1.25% Notes.

1.25% Notes Call Spread Overlay

In June 2013, concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). Assuming full performance by the counterparties, the 1.25% Call Option was intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. We used $82.8 million from the initial proceeds of the 1.25% Notes to pay for the 1.25% Call Option, and simultaneously received $51.2 million from the sale of the 1.25% Warrants, for a net cash outlay of $31.6 million for the Call Spread Overlay. The 1.25% Call Option was a derivative financial instrument and is discussed further in Note 16, “Derivative Financial Instruments.” The 1.25% Warrants were equity instruments and are further discussed in Note 13, “Stockholders’ Equity.”

Future Debt Payments

The following table summarizes future debt payments as of December 31, 2020:

(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Total debt	$207,911	$0	$0	$0	$0	$0	$207,911
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.

11. Income Taxes

The following is a geographic breakdown of loss from continuing operations before income tax benefits:

	Year Ended December 31,
(In thousands)	2020	2019	2018
United States	$(148,174)	$(287,088)	$(61,292)
Foreign	(1,137)	5,337	(907)
Loss from continuing operations before income taxes	$(149,311)	$(281,751)	$(62,199)

 The following is a summary of the components of the benefit for income taxes:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current tax provision
Federal	$(19,346)	$(8,232)	$(14,018)
State	(219)	(1,809)	(3,859)
Foreign	3,803	5,054	5,015
	(15,762)	(4,987)	(12,862)
Deferred tax provision
Federal	2,931	(28,732)	(5,781)
State	(2,981)	(8,763)	236
Foreign	(880)	(858)	(576)
	(930)	(38,353)	(6,121)
Income tax benefit	$(16,692)	$(43,340)	$(18,983)

Taxes computed at the statutory federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
United States federal tax at statutory rate	$(31,355)	$(59,170)	$(13,062)
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	0	31	291
Non-deductible portion of Department of Justice Settlement	0	18,546	0
Research credits	(6,500)	(6,126)	(6,185)
Change in unrecognized tax benefits	3,204	1,046	3
State income taxes, net of federal benefit	(2,940)	(7,411)	(2,916)
Compensation	5,314	4,664	3,213
Meals and entertainment	118	549	616
Impact of foreign operations	1,443	3,079	3,627
Provision-to-Return adjustments	(2,362)	(383)	(2,140)
Deemed Dividends	352	473	373
Federal, state and local rate changes	0	(630)	0
US Tax reform impact	0	(2,972)	0
Goodwill impairment	0	5,397	0
Non-deductible items	28	43	34
Noncontrolling interest	0	0	951
True-up of prior year income of Consolidated Investment	0	0	913
Valuation allowance	16,949	922	(5,208)
Other	(943)	(1,398)	507
Income tax benefit	$(16,692)	$(43,340)	$(18,983)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2020	2019
Deferred tax assets
Accruals and reserves, net	$18,260	$29,627
Allowance for doubtful accounts	9,571	11,507
Stock-based compensation, net	8,428	10,382
Deferred revenue	35,016	21,786
Operating and finance lease liabilities	22,902	22,085
Net operating loss carryforwards	35,695	37,717
Research and development tax credit	251	899
Other	4,519	7,488
Less: Valuation Allowance	(35,491)	(19,219)
Total deferred tax assets	99,151	122,272

Deferred tax liabilities
Prepaid expense	(4,329)	(5,372)
Property and equipment, net	(2,062)	(3,695)
Acquired intangibles, net	(86,841)	(111,284)
Operating and finance right-of-use assets	(18,315)	(17,255)
Total deferred tax liabilities	(111,547)	(137,606)
Net deferred tax liabilities	$(12,396)	$(15,334)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31,
(In thousands)	2020	2019
Non-current deferred tax assets, net	$5,790	$5,704
Non-current deferred tax liabilities, net	(18,186)	(21,038)
Non-current deferred tax liabilities, net	$(12,396)	$(15,334)

We had federal net operating loss (“NOL”) carryforwards of $164 million and $174 million as of December 31, 2020, and 2019, respectively. The federal NOL carryforward includes U.S. NOL carryovers of $4.3 million and Israeli NOL carryovers of $49 million that do not expire. We also had state NOL carryforwards of $2.5 million for the years ended December 31, 2020 and 2019. The NOL carryforwards expire in various amounts starting in 2021 for both federal and state tax purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

For federal purposes, 2017 to 2020 tax years remain subject to income tax examination by federal authorities. For our state tax jurisdictions, 2017 to 2020 tax years remain open to income tax examination by state tax authorities. Tax years remain open in various foreign jurisdictions beginning in 2015. We have a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during such tax holiday. This tax holiday for the subsidiary began to partially expire in 2012 and fully expired in 2017. Tax savings realized from this holiday totaled $0.4 million for the year ended December 31, 2017, which reduced our loss per share by less than $0.01 through 2017. There is a potential for a partial tax holiday for 5 years beginning on April 1, 2017, which is contingent upon a certain level of capital expenditure spending, among other conditions. Tax savings impact of $0.2 million has been recorded for this potential tax holiday for the year ended December 31, 2020, which impacted our diluted earnings per share by less than $0.01 in this year.

GAAP principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Changes in the amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning balance as of January 1	$20,604	$19,821	$10,939
Increases for tax positions related to the current year	8,053	1,240	8,977
Increases for tax positions related to prior years	427	95	367
Increases acquired in business acquisitions	0	0	540
Foreign currency translation	2	3	(5)
Reductions due to lapsed statute of limitations	(201)	(555)	(997)
Ending balance as of December 31	$28,885	$20,604	$19,821

We had gross unrecognized tax benefits of $28.9 million and $20.6 million as of December 31, 2020 and 2019, respectively. The main driver of the increase in the unrecognized tax benefits as of December 31, 2020 is $6.4 million related to the uncertain positions taken on the state tax treatment of the gains on the sales of our EPSi and CarePort businesses. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $30.8 million and $20.7 million, for 2020 and 2019, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of $2.0 million and $0.4 million, respectively. We believe that it is reasonably possible that $0.2 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2021, as a result of a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Interest and penalties included in the provision for income taxes	$1,620	$229	$543

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,
(In thousands)	2020	2019
Interest and penalties included in the liability for uncertain tax positions	$2,048	$427

During the year ended December 31, 2020, we reversed valuation allowance of $1.0 million related to the unvested stock compensation of covered officers due to the potential deduction limitations under Section 162(m) provisions. We recorded $17.9 million against deferred tax assets of certain U.S. and foreign deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Using all available evidence, we determined that it was uncertain that we will realize the deferred tax asset for certain of these carryforwards within the carryforward period.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and multiple countries outside of the United States. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

We intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries as a general rule, as most of our foreign subsidiaries have third party customers, as well as formal sales proposals that could require significant resources. Specifically, our subsidiary in India may repatriate all current 2020 earnings at the discretion of management. As of December 31, 2020, we have no other plans to repatriate any other funds at this time. A Netherlands holding company currently holds all of our foreign subsidiaries. Our holding company makes it more efficient for us to share resources between the respective foreign subsidiaries. As we have determined that the earnings of these subsidiaries are not required as a source of funding for our U.S. operations, such earnings are not planned to be distributed to the United States in the foreseeable future. Determination of the amount of unrecognized income tax liability related to these undistributed foreign subsidiary earnings, if repatriated, is currently not practicable.

12. Stock Award Plan

Total recognized stock-based compensation expense is included in our consolidated statements of operations as shown in the table below. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cost of revenue:
Software delivery, support and maintenance	$1,640	$2,075	$2,184
Client services	4,421	4,067	3,997
Total cost of revenue	6,061	6,142	6,181
Selling, general and administrative expenses	25,002	27,348	24,213
Research and development	7,827	9,200	8,937
Total stock-based compensation expense	$38,890	$42,690	$39,331

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2020 is approximately $4.8 million. No stock-based compensation costs were capitalized during the years ended December 31, 2020, 2019 and 2018. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised in subsequent periods if actual forfeitures differ from those estimates, which are based on historical trends. Total unrecognized stock-based compensation expense related to non-vested awards and options was $51.3 million as of December 31, 2020, and this expense is expected to be recognized over a weighted-average period of 2.3 years.

Allscripts Long-Term Incentive Plan

Allscripts adopted the 2019 Stock Incentive Plan (the “Plan”), which became effective May 23, 2019. The Plan provides for the granting of stock options, service-based awards, performance-based share awards and market-based share awards, among other awards. The maximum number of shares available for awards under the Plan is 5.5 million, plus the number of available shares of common stock under the Amended and Restated 2011 Stock Incentive plan as of the effective date of the Plan. There were 8.2 million shares as of December 31, 2020 of common stock reserved for issuance under future share-based awards to be granted to any of Allscripts employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

We issue service-based, performance-based and market-based awards in the form of restricted stock units or stock options. A description of each category of awards is presented below.

Service-based Share Awards

Service-based share awards include stock options and restricted stock units, and typically vest over a four-year period commencing on the date of grant subject to continued service with the Company. Upon termination of an employee’s employment, any unvested service-based share awards are forfeited unless otherwise provided in an employee’s employment agreement. Share units are awarded to directors and vest within one year. We recognize the expense for service-based share awards over the requisite service period on a straight-line basis, net of estimated forfeitures.

There was $42.6 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards as of December 31, 2020, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance-based Share Awards

Performance-based share awards include restricted stock units. The purpose of such awards is to align management’s compensation with our financial performance and other operational objectives and, in certain cases, to retain key employees over a specified performance period. Awards granted under this category are based on the achievement of various targeted financial measures as defined by the Plan. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards is recognized over a three-year vesting period under the accelerated attribution method if and when we conclude that it is probable that the performance conditions will be achieved.

There was $2.4 million of total estimated unrecognized stock-based compensation expense as of December 31, 2020, assuming various target attainments related to the performance-based share awards, which is expected to be recognized over a weighted-average period of 2.2 years.

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

There was $6.3 million of total estimated unrecognized stock-based compensation expense as of December 31, 2020, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2017	7,259	$12.57
Awarded	4,024	13.25
Vested	(2,222)	13.03
Forfeited	(1,111)	12.43
Unvested restricted stock units as of December 31, 2018	7,950	12.81
Awarded	4,777	10.15
Vested	(2,360)	12.62
Forfeited	(1,453)	12.20
Unvested restricted stock units as of December 31, 2019	8,914	11.53
Awarded	5,607	6.88
Vested	(2,756)	11.69
Forfeited	(2,097)	10.79
Unvested restricted stock units as of December 31, 2020	9,668	$8.95

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled upon vesting to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2020, 2019 and 2018 were 808 thousand, 705 thousand and 695 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

	Options	Weighted-Average	Options	Weighted-Average
(In thousands, except per share amounts)	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance as of December 31, 2017	1,635	$13.85	1,635	$13.85
Options granted	0	0.00
Options exercised	(92)	14.01
Options forfeited	(211)	14.74
Balance as of December 31, 2018	1,332	13.69	1,332	13.69
Options granted	0	0
Options exercised	0	0
Options forfeited	(98)	14.01
Balance as of December 31, 2019	1,234	13.67	1,234	13.67
Options granted	0	0
Options exercised	0	0
Options forfeited	(1,234)	13.67
Balance as of December 31, 2020	0	$0.00	0	$0.00

We estimated the fair value of our service-based stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of certain assumptions that involve judgment. Changes in the input assumptions can materially affect the fair value estimates and, ultimately, how much we recognize as stock-based compensation expense. Our stock options had a contractual term of 7 years.

The aggregate intrinsic value of stock options outstanding or exercisable as of December 31, 2020 was zero, as all outstanding stock options were forfeited as of December 31, 2020. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

The following activity occurred under the Plan:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Total intrinsic value of stock options exercised	$0	$0	$69
Total fair value of share awards vested	$32,218	$29,793	$28,954

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

We treat the ESPP as a compensatory plan in accordance with GAAP. For each of the years ended December 31, 2020 and 2019, there were 2.0  million shares purchased under the ESPP.

13. Stockholders’ Equity

Stock Repurchases

On August 2, 2018, we announced that our Board approved a stock purchase program (the “2018 Program”) under which we could repurchase up to $250 million of our common stock through December 31, 2020. During 2020, we repurchased 10.6 million shares of our common stock under the 2018 Program for a total of $102.0 million. During 2019, we repurchased 10.5 million shares of our common stock under the 2018 Program for a total of $111.5 million.

On November 18, 2020, we announced that our Board approved a new stock purchase program (the “2020 Program”) under which we may repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced the 2018 Program. During the fourth quarter of 2020, we repurchased 14.1 million of our common stock under the 2020 Program. This is inclusive of shares repurchased through the accelerated share repurchase agreements noted below.

On November 30, 2020, we entered into separate Master Confirmations (each, a “Master Confirmation”) and Supplemental Confirmations (each, together with the related Master Confirmation, an “ASR Agreement”), with JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association (each, an “ASR Counterparty”, or collectively, “ASR Counterparties”), to purchase shares of our common stock for a total payment of $200.0 million (the “Prepayment Amount”). Under the terms of the ASR Agreements, on November 30, 2020, we paid the Prepayment Amount to the ASR Counterparties and received on December 2, 2020 an initial delivery of 11.7 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the ASR Agreements if the final purchase price per share equaled the closing price of our common stock on November 30, 2020. These repurchased shares became treasury shares and were recorded as a $165.7 million reduction to shareholder’s equity. The remaining $34.3 million of the Prepayment Amount was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our common stock. We excluded the potential share impact of any remaining shares subject to repurchase from the computation of diluted earnings per share as these shares would be anti-dilutive for the year ended December 31, 2020. The approximate dollar value of shares of our common stock that may yet be purchased under the 2020 Program following the ASR Agreements is $67.2 million as of December 31, 2020.

At final settlement, depending on the final purchase price per share, the ASR Counterparties may be required to deliver additional shares of our common stock to the Company, or, under certain circumstances, we may be required to make a cash payment to each ASR Counterparty or may elect to deliver the equivalent value in shares of our common stock. The final purchase price per share under each ASR Agreement will generally be based on the average of daily volume-weighted average prices of shares of our common stock during a term set forth in the such ASR Agreement. The ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreements may be accelerated, extended or terminated early by the ASR Counterparties and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreements is expected to be completed during the second quarter of 2021, although the settlement may be accelerated at the ASR Counterparties’ option.

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

Issuance of Common Stock and Warrants

On December 31, 2020, we completed the issuance of a warrant to a commercial partner, as part of a new and expanded commercial relationship, pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at an exercise price of $9.82 per share, (the closing price of the Company’s common stock on the date definitive agreements with respect to the new and expanded commercial relationship were executed), subject to customary anti-dilution adjustments. The warrant vests in four equal annual installments of 375 thousand shares beginning on December 31, 2020 with each additional installment vesting annually thereafter. The warrant expires on December 31, 2026 and becomes void if certain specified changes to the parties’ commercial relationship occur. The warrant was issued and sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act and rules promulgated thereunder and corresponding provisions of state securities laws. The commercial partner is an “accredited investor” as defined in Rule 501(a) under the Securities Act. The warrant is not actively traded and was valued based on an option pricing model that used observable and unobservable market data for inputs. The warrant was valued at $12.4 million and is being amortized into earnings over the three-year vesting period. Beginning in January 2021, the amortization of the warrant value will be included in stock-based compensation expense in the accompanying consolidated statements of cash flows. As of December 31, 2020, the warrant has not been exercised.

On June 30, 2016, we issued to a commercial partner, as part of an overall commercial relationship, unregistered warrants to purchase (i) 900,000 shares of our common stock, par value $0.01 per share, at a price per share of $12.47, (ii) 1,000,000 shares of our common stock at a price per share of $14.34 and (iii) 1,100,000 shares of our common stock at a price per share of $15.59, in each case subject to customary anti-dilution adjustments. The warrants vested in four equal annual installments of 750 thousand shares beginning in June 2017 and expire in June 2026. Our issuance of the warrants was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act. These warrants are not actively traded and were valued based on an option pricing model that used observable and unobservable market data for inputs. The warrants were valued at $11 million and were amortized into earnings over the four-year vesting period. The amortization expense is included as a reduction to revenue in the accompanying consolidated statements of operations. On December 30, 2020, the commercial partner exercised its warrants to purchase 900,000 shares on a cashless basis. Based on a price per share of $14.18, which was calculated in accordance with the agreement, it resulted in a delivery of 108 thousand shares. As of December 31, 2020, no additional warrants have been exercised.

In June 2013, in connection with the issuance of the 1.25% Notes, we issued the 1.25% Warrants exercisable for 20.1 million shares of our common stock (subject to anti-dilution adjustments under certain circumstances) with an initial exercise price of $23.135 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of $51.2 million are included as additional paid in capital in the accompanying consolidated balance sheets as of December 31, 2020 and 2019. The 1.25% Warrants began to expire as of October 1, 2020, with expiration continuing to expire over the next 70 trading days. The 1.25% Warrants are exercisable only upon expiration. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.25% Warrants on any trading day during the 70 trading day measurement period, we will, for each such trading day, be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/70th of the aggregate number of shares of our common stock underlying the 1.25% Warrants transactions, subject to a share delivery cap. For each 1.25% Warrant that is exercised, we will deliver to the option counterparties a number of shares of our common stock equal to the amount by which the settlement price exceeds the exercise price, divided by the settlement price, plus cash in lieu of fractional shares. We will not receive any additional proceeds if the 1.25% Warrants are exercised. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.25% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.25% Warrants. As of December 31, 2020, none of the 1.25% Warrants have been exercised.

Issuance of 0.875% Convertible Senior Notes

In December 2019, we issued the 0.875% Convertible Senior Notes that, at the option of the holders, may be converted into cash, Allscripts’ common stock or a combination of cash and Allscripts’ common stock. The issuance of the 0.875% Convertible Senior Notes generated a $40.1 million equity component for the embedded conversion option, which was recorded as Additional paid-in capital within the consolidated balance sheets as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. The carrying value of the embedded conversion option was $16.1 million as of December 31, 2020. Refer to Note 10, “Debt” for further information regarding the 0.875% Convertible Senior Notes and embedded conversion option.

14. Earnings (Loss) Per Share

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

The calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Basic income (loss) per Common Share:
Loss from continuing operations, net of tax	$(132,619)	$(238,411)	$(43,216)
Net loss attributable to non-controlling interests	0	424	4,527
Net loss from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(132,619)	$(237,987)	$(38,689)
Income from discontinued operations, net of tax	833,026	55,809	451,023
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	0	(48,594)
Net income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	833,026	55,809	402,429
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$700,407	$(182,178)	$363,740

Weighted-average common shares outstanding	159,281	166,306	176,038

Basic loss from continuing operations per Common Share	$(0.83)	$(1.43)	$(0.22)
Basic income from discontinued operations per Common Share	$5.23	$0.33	$2.29
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$4.40	$(1.10)	$2.07

Diluted income (loss) per Common Share:
Loss from continuing operations, net of tax	$(132,619)	$(238,411)	$(43,216)
Net loss attributable to non-controlling interests	0	424	4,527
Net loss from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(132,619)	$(237,987)	$(38,689)
Income from discontinued operations, net of tax	$833,026	$55,809	$451,023
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	0	0	(48,594)
Net income from discontinued operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	833,026	55,809	402,429
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$700,407	$(182,178)	$363,740

Weighted-average common shares outstanding	159,281	166,306	176,038
Dilutive effect of stock options, restricted stock unit awards and warrants	0	0	0
Weighted-average common shares outstanding assuming dilution	159,281	166,306	176,038

Diluted (loss) income from continuing operations per Common Share	$(0.83)	$(1.43)	$(0.22)
Diluted income from discontinued operations per Common Share	$5.23	$0.33	$2.29
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$4.40	$(1.10)	$2.07

As a result of the loss from continuing operations, net of tax for the years ended December 31, 2020, 2019 and 2018, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	42,845	27,945	26,175

15. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss (“AOCI”) are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2017 (1)	(2,676)	691	(1,985)
Other comprehensive (loss) income before reclassifications	(2,908)	(264)	(3,172)
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(232)	(232)
Net other comprehensive (loss) income	(2,908)	(496)	(3,404)
Balance as of December 31, 2018 (2)	(5,584)	195	(5,389)
Other comprehensive income (loss) before reclassifications	1,192	61	1,253
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(256)	(256)
Net other comprehensive income (loss)	1,192	(195)	997
Balance as of December 31, 2019 (2)	(4,392)	0	(4,392)
Other comprehensive income (loss) before reclassifications	1,435	1,587	3,022
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(468)	(468)
Net other comprehensive income (loss)	1,435	1,119	2,554
Balance as of December 31, 2020 (3)	$(2,957)	$1,119	$(1,838)
(1)	Net of taxes of $445 thousand for unrealized net gains on marketable securities and foreign exchange contract derivatives.
(2)	Tax effects for the years ended December 31, 2019 and 2018 include $149 thousand arising from the revaluations of tax effects included in accumulated other comprehensive income.
(3)	Net of taxes of $390 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Loss

The following tables reflect the tax effects allocated to each component of other comprehensive loss (“OCI”)

	Year Ended December 31, 2020
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,435	$0	$1,435
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	2,139	(552)	1,587
Net (gains) losses reclassified into income	(630)	162	(468)
Net change in unrealized gains (losses) on foreign exchange contracts	1,509	(390)	1,119
Other comprehensive income (loss)	$2,944	$(390)	$2,554

	Year Ended December 31, 2019
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,192	$0	$1,192
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	82	(21)	61
Net (gains) losses reclassified into income	(344)	88	(256)
Net change in unrealized (losses) gains on foreign exchange contracts	(262)	67	(195)
Other comprehensive income	$930	$67	$997

	Year Ended December 31, 2018
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(2,908)	$0	$(2,908)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(357)	93	(264)
Net (gains) losses reclassified into income (1)	(516)	284	(232)
Net change in unrealized (losses) gains on foreign exchange contracts	(873)	377	(496)
Other comprehensive (loss) income	$(3,781)	$377	$(3,404)
(1)	Net of taxes of $68 thousand for unrealized net gains on foreign exchange contract derivatives.

16. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	December 31, 2020
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,509	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	0	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	0
Total derivatives		$1,509		$0

	December 31, 2019
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$0
Derivatives not subject to hedge accounting:
1.25% Call Option	Other assets	84	N/A
1.25% Embedded cash conversion option	N/A		Other liabilities	185
Total derivatives		$84		$185

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future INR expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of December 31, 2020, there were six forward contracts outstanding that were staggered to mature monthly starting in January 2021 and ending in June 2021. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2021. As of December 31, 2020, the notional amount for each of the outstanding forward contracts was 225 million INR, or the equivalent of $3.1 million, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2020. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of December 31, 2020, we estimate that $1.5 million of net unrealized derivative gains included in accumulated other comprehensive income will be reclassified into income within the next six months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive income (loss):

	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(In thousands)	2020	2019	2018		2020	2019	2018
Foreign exchange contracts	$2,139	$82	$(357)	Cost of Revenue	$249	$124	$165
				Selling, general and administrative expenses	122	83	138
				Research and development	259	137	214

1.25% Call Option

In June 2013, concurrent with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with certain of the initial purchasers of the 1.25% Notes (the “Option Counterparties”). Assuming full performance by the Option Counterparties, the 1.25% Call Option was intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. On July 1, 2020, the 1.25% Notes matured and were repaid in full (refer to Note 10, “Debt”), and the 1.25% Call Option expired.

Aside from the initial payment of a premium to the Option Counterparties of $82.8 million for the 1.25% Call Option, we were not required to make any cash payments to the Option Counterparties under the 1.25% Call Option, and, subject to the terms and conditions thereof, would have been entitled to receive from the Option Counterparties an amount of cash, generally equal to the amount by which the market price per share of our common stock exceeded the strike price of the 1.25% Call Option during the relevant valuation period. The strike price under the 1.25% Call Option was equal to the conversion price of the 1.25% Notes of $17.19 per share of our common stock.

The 1.25% Call Option, which was indexed to our common stock, was a derivative asset that required mark-to-market accounting treatment, due to the cash settlement features, until the 1.25% Call Option settled or expired. The 1.25% Call Option was measured and reported at fair value on a recurring basis within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.25% Call Option, refer to Note 6, “Fair Value Measurements and Other Investments.”

The 1.25% Call Option did not qualify for hedge accounting treatment. Therefore, the change in fair value of this instrument was recognized immediately in our consolidated statements of operations in Other income (loss), net. Because the terms of the 1.25% Call Option were substantially similar to those of the 1.25% Notes embedded cash conversion option, discussed next, we expected the net effect of those two derivative instruments on our results of operations to be minimal.

1.25% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.25% Notes was required to be separated from the 1.25% Notes and accounted for separately as a derivative liability, with changes in fair value recognized immediately in our consolidated statements of operations in Other income (loss), net until the cash conversion option settled or expired. The cash conversion option expired without ever having required settlement prior to the maturity of the 1.25% Notes. The initial fair value liability of the embedded cash conversion option was $82.8 million, which simultaneously reduced the carrying value of the 1.25% Notes (effectively an original issuance discount). The embedded cash conversion option was measured and reported at fair value on a recurring basis within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 6, “Fair Value Measurements and Other Investments.”

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2020	2019	2018
1.25% Call Option	$(84)	$(9,020)	$(37,474)
1.25% Embedded cash conversion option	185	9,789	37,803
Net income included in Other income, net	$101	$769	$329

17. Commitments

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

	Year Ended December 31,
(In thousands)	2020	2019	2018
Expenses incurred under Atos agreements	$102,730	$100,089	$55,903

18. Discontinued Operations

EPSi and CarePort Discontinued Operations

During 2020, we implemented a strategic initiative to sell two of our businesses, EPSi and CarePort. Since both businesses were part of the same strategic initiative and were sold within the same period, the combined sale of EPSi and CarePort represents a strategic shift that had a major effect on our operations and financial results. These businesses are now reported together as discontinued operations for all periods presented.

On October 15, 2020, we completed the sale of our EPSi business in exchange for $365.0 million, which is subject to certain adjustments for liabilities assumed by Strata and net working capital as described in the EPSi Purchase Agreement. Prior to the sale, EPSi was part of the Unallocated category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. On its own, the divestiture of the EPSi business did not represent a strategic shift that had a major effect on our operations and financial results. However, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. Therefore, EPSi is treated as a discontinued operation. Refer to Note 5, “Business Combinations and Divestitures” for additional information about this transaction.

On December 31, 2020, we completed the sale of our CarePort business in exchange for $1.35 billion, which is subject to certain adjustments for liabilities assumed by WellSky and net working capital as described in the CarePort Purchase Agreement. Prior to the sale, CarePort was part of the Data, Analytics and Care Coordination reportable segment. On its own, the divestiture of the CarePort business represents a strategic shift that had a major effect on our operations and financial results. Refer to Note 5, “Business Combinations and Divestitures” for additional information about this transaction.

The following table summarizes the major classes of assets and liabilities of EPSi and CarePort, as reported on the consolidated balance sheets as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Carrying amounts of major classes of assets associated with EPSi and CarePort included as part of discontinued operations:
Accounts receivable, net of allowance of $1,874 as of December 31, 2019	$0	$35,336
Contract assets, net of allowance of $0 as of December 31, 2019	0	2,690
Prepaid expenses and other current assets	0	3,845
Total current assets attributable to discontinued operations	0	41,871

Fixed assets, net	0	386
Software development costs, net	0	21,237
Intangible assets, net	0	7,014
Goodwill	0	387,907
Contract assets - long-term, net of allowance of $0 as of December 31, 2019	0	4,034
Right-of-use assets - operating leases	0	2,263
Other assets	0	5,180
Total long-term assets attributable to discontinued operations	$0	$428,021

Carrying amounts of major classes of liabilities associated with EPSi and CarePort included as part of discontinued operations:
Accounts payable	$0	$1,190
Accrued expenses	6,669	381
Income tax payable	316,142	0
Accrued compensation and benefits	0	2,788
Deferred revenue	0	44,224
Current operating lease liabilities	0	809
Total current liabilities attributable to discontinued operations	322,811	49,392

Deferred revenue long-term	0	1,269
Long-term operating lease liabilities	0	1,574
Total long-term liabilities attributable to discontinued operations	$0	$2,843

The following table summarizes the major income and expense line items of EPSi and CarePort as reported in the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
(In thousands)	2020	2019	2018
Major income and expense line items related to EPSi and CarePort:
Revenue:
Software delivery, support and maintenance	$122,791	$122,268	$116,639
Client services	14,030	16,763	15,482
Total revenue	136,821	139,031	132,121
Cost of revenue:
Software delivery, support and maintenance	11,424	12,482	10,737
Client services	15,585	15,124	12,038
Amortization of software development and acquisition-related assets	9,053	8,166	6,194
Total cost of revenue	36,062	35,772	28,969
Gross profit	100,759	103,259	103,152
Selling, general and administrative expenses	15,539	18,964	18,118
Research and development	8,269	9,065	9,673
Amortization of intangible assets	29	29	29
Income from discontinued operations for EPSi and CarePort	76,922	75,201	75,332
Interest expense	(5,241)	0	0
Other (expense) income, net	(192)	2	5
Gain on sale of discontinued operations	1,156,504	0	0
Income from discontinued operations for EPSi and CarePort before income taxes	1,227,993	75,203	75,337
Income tax provision(1)	(394,926)	(19,417)	(19,452)
Income from discontinued operations, net of tax for EPSi and CarePort(2)	$833,067	$55,786	$55,885
(1)	Income tax provision does not agree to the consolidated statement of operations for the year ended December 31, 2019 due to residual amounts related to Netsmart.
(2)

Income from discontinued operations, net of tax for EPSi and CarePort does not agree to the consolidated statement of operations for the years ended December 31, 2020 and 2019 due to residual amounts related to Netsmart.

Netsmart Discontinued Operation

On December 31, 2018, we sold all of the Class A Common Units of Netsmart held by the Company in exchange for $566.6 million in cash plus a final settlement as determined following the closing. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation as a result of the sale. Refer to Note 5, “Business Combinations and Divestitures” for additional information about this transaction.

The following table summarizes Netsmart’s major income and expense line items as reported in the consolidated statements of operations for the year ended December 31, 2018:

Year ended December 31,
(In thousands)	2018
Major income and expense line items related to Netsmart:(1)
Revenue:
Software delivery, support and maintenance	$214,065
Client services	131,166
Total revenue	345,231
Cost of revenue:
Software delivery, support and maintenance	60,100
Client services	94,061
Amortization of software development and acquisition related assets	34,357
Total cost of revenue	188,518
Gross profit	156,713
Selling, general and administrative expenses	125,807
Research and development	25,315
Amortization of intangible and acquisition-related assets	24,029
Loss from discontinued operations of Netsmart	(18,438)
Interest expense	(59,541)
Other income	101
Gain on sale of discontinued operations	500,471
Income from discontinued operations of Netsmart before income taxes	422,593
Income tax provision	(31,186)
Income from discontinued operations, net of tax for Netsmart	$391,407
(1)	Activity includes both Netsmart and intercompany transactions that would not have been eliminated if Netsmart’s results were not consolidated.

Horizon Clinicals and Series2000 Revenue Cycle Discontinued Operation

Two of the product offerings acquired with the EIS Business in 2017, Horizon Clinicals and Series2000 Revenue Cycle, were sunset after March 31, 2018. The decision to discontinue maintaining and supporting these solutions was made prior to our acquisition of the EIS Business and, therefore, they are presented below as discontinued operations. Until the end of the first quarter of 2018, we were involved in ongoing maintenance and support for these solutions until customers transitioned to other platforms. No disposal gains or losses were recognized during the year ended December 31, 2018 related to these discontinued solutions. We had $0.9 million of accrued expenses associated with the Horizon Clinicals and Series2000 Revenue Cycle businesses on the consolidated balance sheet as of December 31, 2018.

The following table summarizes the major income and expense line items of these discontinued solutions, as reported in the consolidated statements of operations for the year ended December 31, 2018:

Year ended December 31,
(In thousands)	2018
Major classes of line items constituting pretax profit (loss) of discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle:
Revenue:
Software delivery, support and maintenance	$9,441
Client services	404
Total revenue	9,845
Cost of revenue:
Software delivery, support and maintenance	2,322
Client services	830
Total cost of revenue	3,152
Gross profit	6,693
Research and development	1,651
Income from discontinued operations for Horizon Clinicals and Series2000 Revenue Cycle before income taxes	5,042
Income tax provision	(1,311)
Income from discontinued operations, net of tax for Horizon Clinicals and Series2000 Revenue Cycle	$3,731

19. Business Segments

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

During the first quarter of 2020, we realigned our reporting structure to organize the Company around strategic business units to maximize delivery of client commitments, operational effectiveness and competitiveness. As a result, we had three operating segments: (i) Core Clinical and Financial Solutions, (ii) Data, Analytics and Care Coordination and (iii) EPSi. The Core Clinical and Financial Solutions and Data, Analytics and Care Coordination operating segments are the equivalent to the two current reportable segments described below.

During the second quarter of 2020, (i) certain operations were moved between the Core Clinical and Financial Solutions segment, and the Data, Analytics and Care Coordination segment and (ii) a transfer price allocation was recorded between the Core Clinical and Financial Solutions segment and the Data, Analytics and Care Coordination segment. In addition, the (i) corporate general and administrative expenses (including marketing expenses) and (ii) revenue and the associated cost from the resale of certain ancillary products, primarily hardware, that were previously in the “Unallocated Amounts” were allocated between the three operating segments.

The new reportable segments are (i) Core Clinical and Financial Solutions and (ii) Data, Analytics and Care Coordination. The new Core Clinical and Financial Solutions segment derives its revenue from the sale of software applications for patient engagement, integrated clinical and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management. The new Data, Analytics and Care Coordination segment derives its revenue from the sale of practice reimbursement and payer and life sciences solutions, which are mainly targeted at physician practices, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The EPSi operating segment was included in the “Unallocated Amounts” category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into the two reportable segments. The segment disclosures below for the years ended December 31, 2019 and 2018 have been revised to conform to the current year presentation.

On October 15, 2020, we completed the sale of our EPSi business. As noted above, prior to the sale, EPSi was included in “Unallocated Amounts.” On December 31, 2020, we completed the sale of our CarePort business. Prior to the sale, CarePort was included in the Data, Analytics and Care Coordination reportable segment. The divestitures of EPSi and CarePort are being treated as discontinued operations as they were part of the same strategic initiative, were sold within the same period, and have a combined major effect on our consolidated financial statements and results of operations. Refer to Note 5, “Business Combinations and Divestitures” and to Note 18, “Discontinued Operations” for additional information.

We sold all of our investment in Netsmart on December 31, 2018. Prior to the sale, Netsmart comprised a separate reportable segment, which due to its significance to our historical consolidated financial statements and results of operations, is reported as a discontinued operation as a result of the sale. In addition, the results of operations related to two of the product offerings acquired with the EIS Business (Horizon Clinicals and Series2000) that were sunset in 2018 are also presented throughout these financial statements as discontinued operations. These two product offerings were included within the historical Provider reportable segment, which is now reported within the Core Clinical and Financial Solutions segment. Refer to Note 18, “Discontinued Operations.”

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and loss from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenue:
Core Clinical and Financial Solutions	$1,254,249	$1,377,147	$1,379,499
Data, Analytics and Care Coordination	261,321	262,664	246,718
Unallocated Amounts	(12,870)	(7,200)	(8,376)
Total revenue	$1,502,700	$1,632,611	$1,617,841

Gross profit:
Core Clinical and Financial Solutions	$434,288	$473,033	$491,421
Data, Analytics and Care Coordination	131,407	137,254	129,970
Unallocated Amounts	0	0	0
Total gross profit	$565,695	$610,287	$621,391

Loss from operations:
Core Clinical and Financial Solutions	$(116,139)	$(80,465)	$(158,440)
Data, Analytics and Care Coordination	(14,741)	(19,224)	(9,944)
Unallocated Amounts	0	0	0
Total loss from operations	$(130,880)	$(99,689)	$(168,384)

20. Supplemental Disclosures

The majority of the restricted cash balance as of December 31, 2020 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart in 2016 to be used by Netsmart to facilitate the integration of our HomecareTM business within Netsmart and an escrow fund related to a previous acquisition associated with the acquired EIS Business.

	December 31
(In thousands)	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$531,104	$129,668
Restricted cash	6,361	7,871
Total cash, cash equivalents and restricted cash	$537,465	$137,539

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash paid during the period for:
Interest, including convertible senior notes	$24,616	$23,917	$33,200
Income taxes paid, net of tax refunds	$76,595	$42,972	$10,108
Non-cash transactions:
Accretion of redemption preference on redeemable convertible non-controlling interest - discontinued operations	$0	$0	$48,594
Obligations incurred to purchase capitalized software or enter into finance leases	$0	$0	$1,501
Contributions of assets in exchange for equity interest	$0	$0	$4,000
Issuance of treasury stock to commercial partner	$752	$701	$1,121

Accrued expenses consist of the following:

	December 31,
(In thousands)	2020	2019
Royalties, certain third-party product costs and licenses	$37,841	$35,064
Practice Fusion settlement	0	145,000
Other	62,421	90,217
Total Accrued expenses	$100,262	$270,281

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

Prepaid and other current assets consists of the following:

	December 31,
(In thousands)	2020	2019
Prepaid assets	$132,944	$142,191
Other current assets	3,320	1,954
Total Prepaid and other current assets	$136,264	$144,145

Other assets consist of the following:

	December 31,
(In thousands)	2020	2019
Fair value of 1.25% Call Option	$0	$84
Long-term deferred hosting fees	11,025	36,002
Long-term prepaid commissions	27,882	28,876
Investments in non-marketable securities	35,805	43,806
Long-term deposits and other assets	16,916	10,819
Total Other assets	$91,628	$119,587

21. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. Our revenues by geographic area are summarized below:

	Year Ended December 31,
(In thousands)	2020	2019	2018
United States	$1,439,737	$1,562,107	$1,565,057
Canada	15,624	16,495	15,377
Other international	47,339	54,009	37,407
Total	$1,502,700	$1,632,611	$1,617,841

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,
(In thousands)	2020	2019
United States	$62,016	$77,736
India	5,876	5,321
Israel	2,611	3,240
Canada	187	51
Other international	1,472	1,605
Total	$72,162	$87,953

22. Contingencies

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On January 27, 2020, Practice Fusion entered into the Settlement Agreements resolving the investigations conducted by the DOJ and the U.S. Attorney’s Office. See risk factor entitled “The failure by Practice Fusion to comply with the terms of its settlement agreements with the DOJ could have a material and adverse impact on our business, results of operations and financial condition, and, even if Practice Fusion complies with those settlement agreements, the costs and burdens of compliance could be significant, and we may face additional investigations and proceedings from other governmental entities or third parties related to the same or similar conduct underlying the agreements with the DOJ.” The terms of Settlement Agreements resolved, among other things, allegations that Practice Fusion, long before its acquisition by Allscripts and concerning conduct about which Allscripts was unaware at the time of the acquisition, violated the AKS through the manner by which a sponsored Clinical Decision Support arrangement was sold to an opioid manufacturer and other AKS allegations made by the DOJ against Practice Fusion as well as False Claims Act allegations pertaining to Meaningful Use payments the federal government made to users of Practice Fusion’s EHR system. The Settlement Agreements also required Practice Fusion to pay a criminal fine of $25.3 million, a forfeiture payment of $959,700 and a civil settlement of $118.6 million, which included $5.2 million designated for the state Medicaid program expenditures, all of which have now been paid in full.

23. Quarterly Financial Information (Unaudited)

The following tables contain a summary of our unaudited quarterly consolidated results of operations for our last eight fiscal quarters, which have been restated to illustrate CarePort and EPSi as discontinued operations.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2020	2020	2020	2020
Revenue	$386,414	$365,618	$369,304	$381,364
Cost of revenue	225,391	230,480	231,706	249,428
Gross profit	161,023	135,138	137,598	131,936
Selling, general and administrative expenses	93,777	93,442	109,897	92,825
Research and development	54,287	46,352	46,045	59,377
Asset impairment charges	74,759	210	0	0
Amortization of intangible and acquisition-related assets	6,278	6,295	6,321	6,710
Loss from operations	(68,078)	(11,161)	(24,665)	(26,976)
Interest expense	(6,458)	(6,667)	(10,314)	(10,665)
Other income (loss), net	9	398	(875)	522
Impairment of long-term investments	0	(1,025)	(550)	0
Equity in net (loss) income of unconsolidated investments	(223)	383	16,834	200
Loss from continuing operations before income taxes	(74,750)	(18,072)	(19,570)	(36,919)
Income tax benefit (provision)	10,051	4,116	(2,009)	4,534
Loss from continuing operations, net of tax	(64,699)	(13,956)	(21,579)	(32,385)
Income from discontinued operations	16,847	19,545	18,838	16,218
Gain on sale of discontinued operations	1,156,504	0	0	0
Income tax effect on discontinued operations	(380,828)	(5,047)	(4,864)	(4,187)
Income from discontinued operations, net of tax	792,523	14,498	13,974	12,031
Net income (loss)	727,824	542	(7,605)	(20,354)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$727,824	$542	$(7,605)	$(20,354)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share: (3)
Basic
Continuing operations	$(0.43)	$(0.09)	$(0.13)	$(0.20)
Discontinued operations	$5.25	$0.09	$0.08	$0.07
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$4.82	$0.00	$(0.05)	$(0.13)

Diluted
Continuing operations	$(0.43)	$(0.09)	$(0.13)	$(0.20)
Discontinued operations	$5.25	$0.09	$0.08	$0.07
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$4.82	$0.00	$(0.05)	$(0.13)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2019	2019 (2)	2019 (1)	2019
Revenue	$414,330	$408,280	$410,883	$399,118
Cost of revenue	261,711	259,767	251,680	249,166
Gross profit	152,619	148,513	159,203	149,952
Selling, general and administrative expenses	108,275	96,080	100,462	95,991
Research and development	60,112	61,062	61,922	62,347
Asset impairment charges	6,800	248	3,691	98
Goodwill impairment charge	25,700	0	0	0
Amortization of intangible and acquisition-related assets	6,834	6,840	6,724	6,790
Loss from operations	(55,102)	(15,717)	(13,596)	(15,274)
Interest expense	(11,725)	(10,839)	(10,424)	(10,184)
Other income (loss), net	4,796	781	(144,994)	513
(Impairment) recovery of long-term investments	(1,696)	0	0	1,045
Equity in net income (loss) of unconsolidated investments	125	386	218	(64)
Loss from continuing operations before income taxes	(63,602)	(25,389)	(168,796)	(23,964)
Income tax benefit	29,738	5,645	5,262	2,695
Loss from continuing operations, net of tax	(33,864)	(19,744)	(163,534)	(21,269)
Income from discontinued operations	20,078	18,899	18,339	17,919
Income tax effect on discontinued operations	(5,184)	(4,880)	(4,735)	(4,627)
Income from discontinued operations, net of tax	14,894	14,019	13,604	13,292
Net loss	(18,970)	(5,725)	(149,930)	(7,977)
Net loss attributable to non-controlling interest	0	0	0	424
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders	$(18,970)	$(5,725)	$(149,930)	$(7,553)

Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share: (3)
Basic
Continuing operations	$(0.21)	$(0.11)	$(0.98)	$(0.12)
Discontinued operations	$0.09	$0.08	$0.08	$0.08
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.12)	$(0.03)	$(0.90)	$(0.04)

Diluted
Continuing operations	$(0.21)	$(0.11)	$(0.98)	$(0.12)
Discontinued operations	$0.09	$0.08	$0.08	$0.08
Net loss attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$(0.12)	$(0.03)	$(0.90)	$(0.04)

(1)	Results of operations for the quarter include the results of operations of a third party engaged in a specialty prescription drug platform since June 10, 2019.
(2)	Results of operations for the quarter include the results of operations of Pinnacle and Diabetes and Collaborative Registries since July 2, 2019.
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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of December 31, 2020 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. We reviewed the results of management’s assessment with the Audit Committee of our Board. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

We have implemented internal controls related to the new credit loss accounting standard which we adopted on January 1, 2020. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers required by this Item is incorporated by reference from Part I, Item 1 of this Form 10-K, under the heading “Information about our Executive Officers.”

Other information required by this Item is incorporated by reference from the information contained under the proposal “Election of Directors,” the heading “Directors,” and the subheadings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Audit Committee Financial Experts” under the heading “Corporate Governance” in our 2021 Proxy Statement (the “2021 Proxy Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2020.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from information contained under the headings “Compensation Discussion and Analysis” and “Executive Compensation” and the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors” under the heading “Corporate Governance” in the 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from information contained under the subheadings “Certain Relationships and Related Transactions” and “Board Meetings” under the heading “Corporate Governance” in the 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from information contained under the subheadings “Fees and Related Expenses Paid to Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in Part II of this Form 10-K:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

		Charged to
	Balance at	Expenses/	Write-Offs,	Balance at
	Beginning of	Against	Net of	End of
(In thousands)	Year	Revenue	Recoveries	Year
Allowance for doubtful accounts and sales credits
Year ended December 31, 2019	$25,826	3,467	(7,288)	$22,005
Year ended December 31, 2018	$12,317	21,081	(7,572)	$25,826

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	*	Purchase Agreement, dated as of August 1, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			8-K	2.1	August 4, 2017

2.2		Amendment No. 1 to Purchase Agreement, dated as of October 2, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			10-Q	2.3	November 9, 2017

2.3	*	Asset Purchase Agreement, dated as of February 15, 2018, by and among Hyland Software, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts Software, LLC and Allscripts Healthcare Solutions, Inc.			8-K	2.1	February 16, 2018

2.4	*	Agreement and Plan of Merger, dated as of January 5, 2018, by and among Allscripts Healthcare, LLC, Presidio Sub, Inc., Practice Fusion, Inc. and Fortis Advisors LLC, as representative of the Holders			10-Q	2.2	May 8, 2018

2.5	*	Agreement and Plan of Merger, dated as of April 27, 2018, by and among Allscripts Healthcare, LLC, FollowMyHealth Merger Sub, Inc., Health Grid Holding Company, the persons listed on the schedules thereto and Raj Toleti in his capacity as the representative of the Stockholders			10-Q	2.2	August 6, 2018

2.6	*	Unit Purchase Agreement, dated as of December 7, 2018, by and among Allscripts Healthcare, LLC, Allscripts Next, LLC, Allscripts Healthcare Solutions, Inc. and the Purchasers named in the schedules thereto.			8-K	2.1	December 11, 2018

2.7	*	Asset Purchase Agreement, dated as of July 30, 2020, by and among Allscripts Healthcare Solutions, Inc., a Delaware corporation, Allscripts Healthcare, LLC, a North Carolina limited liability company, Allscripts Software, LLC, a Delaware limited liability company, Strata Decision Technology LLC, an Illinois limited liability company, and, solely for purposes of Article VI and Section 12.18 thereof, Roper Technologies, Inc.			8-K	2.1	August 3, 2020

2.8	*	Purchase Agreement, dated as of October 12, 2020, by and among Allscripts Healthcare, LLC, a North Carolina limited liability company, Carbonite Buyer, Inc., a Delaware corporation, and, solely for purposes of Section 9.13(f) thereof, WellSky Corporation, a Delaware corporation			8-K	2.1	October 15, 2020

3.1		Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			10-K	3.1	February 29, 2016

3.2		By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

4.1		Indenture, dated as of December 9, 2019, by and between Allscripts Healthcare Solutions, Inc. and U.S. Bank National Association			8-K	4.1	December 4, 2019

4.2		Form of 0.875% Convertible Senior Note due 2027 (included in Exhibit 4.1)			8-K	4.2	December 4, 2019

4.3		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.1	Second Amended and Restated Credit Agreement, dated as of February 15, 2018, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Fifth Third Bank, KeyBank National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents			8-K	10.1	February 15, 2018

10.2	First Amendment, dated as of August 7, 2019, to the Second Amended and Restated Credit Agreement, dated as of February 15, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent			8-K	10.2	August 9, 2019

10.3	Second Amendment, dated as of July 20, 2020, to the Second Amended and Restated Credit Agreement, dated as of February 16, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent			10-Q	10.2	July 31, 2020

10.4	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.5	Accelerated Share Repurchase Master Confirmation dated November 30, 2020	X

10.6	Accelerated Share Repurchase Master Confirmation dated November 30, 2020	X

10.7	Deferred Prosecution Agreement, dated January 27, 2020			8-K	10.1	January 28, 2020

10.8	Civil Settlement Agreement, dated January 26, 2020			8-K	10.2	January 28, 2020

10.9	Letter Agreement, dated April 8, 2020, between the U.S. Department of Justice and Practice Fusion, amending Exhibit A of the Civil Settlement Agreement dated January 26, 2020			10-Q	10.1	May 8, 2020

10.10	Capped call transaction confirmation, dated as of December 4, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 4, 2019

10.11	Capped call transaction confirmation, dated as of December 4, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 4, 2019

10.12	Capped call transaction confirmation, dated as of December 4, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 4, 2019

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.13		Capped call transaction confirmation, dated as of December 4, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 4, 2019

10.14		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 18, 2019

10.15		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 18, 2019

10.16		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 18, 2019

10.17		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 18, 2019

10.18	†	Allscripts Healthcare Solutions, Inc., Amended and Restated 1993 Stock Incentive Plan (as amended and restated effective October 8, 2009)			10-Q	10.3	October 13, 2009

10.19	†	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.20	†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan			S-8	4.3	May 22, 2020

10.21	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.22	†	Form of Restricted Stock Unit Award Agreement (Directors)			10-KT	10.37	March 1, 2011

10.23	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.24	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.25	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.26	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.27	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.28	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.29	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-K	10.39	March 1, 2013

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (February 2014)			10-K	10.29	March 3, 2014

10.31	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.32	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 2, 2015

10.33	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

10.34	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.35	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			8-K	10.41	March 1, 2013

10.36	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.37	†	Amendment No. 1 to Employment Agreement, effective October 1, 2015, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

10.38	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.39	†	First Amendment to Employment Agreement between Allscripts Healthcare Solutions, Inc. and Richard Poulton			8-K	10.1	August 3, 2020

10.40	†	Employment Agreement, dated as of October 10, 2012 but effective as of November 12, 2012, between Allscripts Healthcare Solutions, Inc. and Dennis Olis			10-K	10.39	March 3, 2014

10.41	†	Employment Agreement, dated as of May 28, 2013, between Allscripts Healthcare Solutions, Inc. and Brian Farley			10-K	10.40	March 3, 2014

10.42	†	Employment Agreement, dated as of October 30, 2016, effective November 1, 2016, between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-K	10.49	February 27, 2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

21.1	Subsidiaries	X

23.1	Consent of Grant Thornton LLP	X

24.1	Powers of Attorney (included on the signature page hereto)	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and included in Exhibit 101	X

†	Indicates management contract or compensatory plan.

*   Omitted schedules will be furnished supplementally to the SEC upon request

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2021

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

Signature	Title	Date

/s/ Paul M. Black Paul M. Black	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ Richard J. Poulton Richard J. Poulton	President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021

/s/ Elizabeth A. Altman	Director	February 26, 2021
Elizabeth A. Altman

/s/ Mara G. Aspinall	Director	February 26 2021
Mara G. Aspinall

/s/ P. Gregory Garrison	Director	February 26, 2021
P. Gregory Garrison

/s/ Jonathan J. Judge Jonathan J. Judge	Director	February 26, 2021

/s/ Michael A. Klayko Michael A. Klayko	Chairman of the Board and Director	February 26, 2021

/s/ Dave B. Stevens Dave B. Stevens	Director	February 26, 2021

/s/ David D. Stevens David D. Stevens	Director	February 26, 2021

/s/ Carol J. Zierhoffer Carol J. Zierhoffer	Director	February 26, 2021