Form 10-Q
period 2021-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2021-04-30
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021, there were 141,165,166 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$513,400	$531,104
Restricted cash	2,110	6,361
Accounts receivable, net of allowance of $32,078 and $31,596 as of March 31, 2021 and December 31, 2020, respectively	359,068	347,355
Contract assets, net of allowance of $1,068 as of March 31, 2021 and December 31, 2020	106,945	106,717
Income tax receivable	25,421	25,421
Prepaid expenses and other current assets	128,493	136,264
Total current assets	1,135,437	1,153,222
Fixed assets, net	67,376	72,162
Software development costs, net	188,716	193,202
Intangible assets, net	273,927	286,602
Goodwill	974,772	974,729
Deferred taxes, net	5,779	5,790
Contract assets - long-term, net of allowance of $4,273 as of March 31, 2021 and December 31, 2020	45,845	43,682
Right-of-use assets - operating leases	90,180	96,601
Other assets	89,360	91,628
Total assets	$2,871,392	$2,917,618

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,886	$35,905
Accrued expenses	93,499	100,262
Accrued compensation and benefits	84,153	118,771
Deferred revenue	380,355	334,764
Current operating lease liabilities	22,571	22,264
Current liabilities attributable to discontinued operations	272,872	322,811
Total current liabilities	880,336	934,777
Long-term debt	169,442	167,587
Deferred revenue	3,020	3,471
Deferred taxes, net	16,898	18,186
Long-term operating lease liabilities	87,703	93,463
Other liabilities	35,335	33,891
Total liabilities	1,192,734	1,251,375
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2021 and December 31, 2020; 275,241 and 140,626 shares issued and outstanding as of March 31, 2021, respectively; 274,558 and 139,942 shares issued and outstanding as of December 31, 2020, respectively	2,751	2,745
Treasury stock: at cost, 134,616 shares as of March 31, 2021 and December 31, 2020	(870,558)	(870,558)
Additional paid-in capital	1,906,534	1,902,776
Retained earnings	642,175	633,118
Accumulated other comprehensive loss	(2,244)	(1,838)
Total stockholders’ equity	1,678,658	1,666,243
Total liabilities and stockholders’ equity	$2,871,392	$2,917,618

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Revenue:
Software delivery, support and maintenance	$222,691	$232,140
Client services	145,661	149,224
Total revenue	368,352	381,364
Cost of revenue:
Software delivery, support and maintenance	70,731	73,084
Client services	118,087	148,220
Amortization of software development and acquisition-related assets	29,489	28,124
Total cost of revenue	218,307	249,428
Gross profit	150,045	131,936
Selling, general and administrative expenses	81,708	92,825
Research and development	49,173	59,377
Amortization of intangible and acquisition-related assets	5,824	6,710
Income (loss) from operations	13,340	(26,976)
Interest expense	(3,143)	(10,665)
Other income, net	1,037	522
Equity in net income of unconsolidated investments	22	200
Income (loss) from continuing operations before income taxes	11,256	(36,919)
Income tax (provision) benefit	(2,663)	4,534
Income (loss) from continuing operations, net of tax	8,593	(32,385)
(Loss) income from discontinued operations	(29)	16,218
Gain on sale of discontinued operations	647	0
Income tax effect on discontinued operations	(154)	(4,187)
Income from discontinued operations, net of tax	464	12,031
Net income (loss)	$9,057	$(20,354)

Net income (loss) per share:
Basic
Continuing operations	$0.06	$(0.20)
Discontinued operations	0.00	0.07
Net income (loss) per share - Basic	$0.06	$(0.13)

Diluted
Continuing operations	$0.06	$(0.20)
Discontinued operations	0.00	0.07
Net income (loss) per share - Diluted	$0.06	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income (loss)	$9,057	$(20,354)
Other comprehensive income (loss):
Foreign currency translation adjustments	99	(2,512)
Change in fair value of derivatives qualifying as cash flow hedges	(681)	(473)
Other comprehensive income (loss) before income tax benefit	(582)	(2,985)
Income tax benefit related to items in other comprehensive income (loss)	176	122
Total other comprehensive income (loss)	(406)	(2,863)
Comprehensive income (loss)	$8,651	$(23,217)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Number of common shares
Balance at beginning of period	274,558	272,609
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	683	875
Balance at end of period	275,241	273,484
Common stock
Balance at beginning of period	$2,745	$2,725
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	6	8
Balance at end of period	$2,751	$2,733
Number of treasury stock shares
Balance at beginning of period	(134,616)	(110,134)
Purchase of treasury stock	0	(1,449)
Balance at end of period	(134,616)	(111,583)
Treasury stock
Balance at beginning of period	$(870,558)	$(571,157)
Purchase of treasury stock	0	(9,714)
Balance at end of period	$(870,558)	$(580,871)
Additional paid-in capital
Balance at beginning of period	$1,902,776	$1,907,348
Stock-based compensation	8,701	9,954
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(5,980)	(3,168)
Warrants issued	1,037	682
Balance at end of period	$1,906,534	$1,914,816
Retained earnings (accumulated deficit)
Balance at beginning of period	$633,118	$(49,336)
Net income (loss)	9,057	(20,354)
ASU 2016-13 implementation adjustments	0	(17,953)
Balance at end of period	$642,175	$(87,643)
Accumulated other comprehensive loss
Balance at beginning of period	$(1,838)	$(4,392)
Foreign currency translation adjustments, net	99	(2,512)
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	(505)	(351)
Balance at end of period	$(2,244)	$(7,255)
Total Stockholders’ Equity at beginning of period	$1,666,243	$1,285,188
Total Stockholders’ Equity at end of period	$1,678,658	$1,241,780

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,057	$(20,354)
Less: Income from discontinued operations	464	12,031
Income (loss) from continuing operations	8,593	(32,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,026	49,505
Operating right-of-use asset amortization	5,019	5,463
Stock-based compensation expense	8,701	9,954
Deferred taxes	(1,122)	(2,160)
Equity in net income of unconsolidated investments	(22)	(200)
Other loss (income), net	1,752	(1,072)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	33,795	3,960
Prepaid expenses and other assets	7,935	20,409
Accounts payable	(8,726)	(23,627)
Accrued expenses	(5,233)	10,087
Accrued compensation and benefits	(34,633)	(640)
Deferred revenue	(1,475)	1,849
Other liabilities	1,444	2,933
Operating leases	(4,143)	(6,143)
Accrued DOJ settlement	0	(57,289)
Net cash provided by (used in) operating activities - continuing operations	55,911	(19,356)
Net cash (used in) provided by operating activities - discontinued operations	(51,336)	15,648
Net cash provided by (used in) operating activities	4,575	(3,708)
Cash flows from investing activities:
Capital expenditures	(2,377)	(2,777)
Capitalized software	(18,144)	(26,490)
Purchases of equity securities, other investments and related intangible assets, net	(221)	(3,028)
Sale of other investments	1,753	0
Net cash used in investing activities - continuing operations	(18,989)	(32,295)
Net cash used in investing activities - discontinued operations	0	(2,134)
Net cash used in investing activities	(18,989)	(34,429)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(5,972)	(3,174)
Payments for issuance costs on 0.875% Convertible Senior Notes	0	(758)
Credit facility payments	0	(80,000)
Credit facility borrowings, net of issuance costs	0	210,000
Repurchase of common stock	0	(9,714)
Payment of acquisition and other financing obligations	(1,542)	(2,911)
Net cash (used in) provided by financing activities	(7,514)	113,443
Effect of exchange rate changes on cash and cash equivalents	(27)	(713)
Net (decrease) increase in cash and cash equivalents	(21,955)	74,593
Cash, cash equivalents and restricted cash, beginning of period	537,465	137,539
Cash, cash equivalents and restricted cash, end of period	$515,510	$212,132

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting. The Company believes that the disclosures made are adequate to make these unaudited interim consolidated financial statements not misleading. They should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”).

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740)” (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intraperiod allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020. We adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a significant impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

At March 31, 2021 and December 31, 2020, we had capitalized costs to obtain or fulfill a contract of $16.2 million and $16.8 million, respectively, in Prepaid and other current assets and $28.4 million and $27.9 million, respectively, in Other assets. During the three months ended March 31, 2021 and 2020, we recognized $5.8 million and $6.7 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2021
Revenue related to deferred revenue balance at beginning of period	$137,848
Revenue related to new performance obligations satisfied during the period	173,316
Revenue recognized under "right-to-invoice" expedient	56,811
Reimbursed travel expenses, shipping and other revenue	377
Total revenue	$368,352

(In thousands)	Three Months Ended March 31, 2020
Revenue related to deferred revenue balance at beginning of period	$105,366
Revenue related to new performance obligations satisfied during the period	216,580
Revenue recognized under "right-to-invoice" expedient	58,059
Reimbursed travel expenses, shipping and other revenue	1,359
Total revenue	$381,364

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $4.0 billion as of March 31, 2021, of which we expect to recognize approximately 31% over the next 12 months, and the remaining 69% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenue:
Recurring revenue	$295,648	$309,981
Non-recurring revenue	72,704	71,383
Total revenue	$368,352	$381,364

	Three Months Ended March 31, 2021
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$165,210	$61,859	$(4,378)	$222,691
Client services	143,955	1,706	0	145,661
Total revenue	$309,165	$63,565	$(4,378)	$368,352

	Three Months Ended March 31, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$174,081	$60,458	$(2,399)	$232,140
Client services	146,251	2,973	0	149,224
Total revenue	$320,332	$63,431	$(2,399)	$381,364

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

At adoption, we segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size.  The pools were aligned with management’s review of financial performance at the time. In the fourth quarter of 2020, we used each customer’s primary business unit in our pooling determination. This assessment provides additional information of the customer including size, segment and industry. Using this perspective, we added one new pool. We reallocated pools and loss rates accordingly and noted slight shifts in each pool. The new pools are aligned with management’s current review of financial performance. For the three months ended March 31, 2021, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twenty-four-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period.  We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The March 31, 2021 analysis resulted in no change in the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

(In thousands)	Total
Balance at December 31, 2020	$5,341
Current period provision	0
Balance at March 31, 2021	$5,341
Less: Contract assets, short-term	1,068
Total contract assets, long-term	$4,273

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

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment, and business size. The pools were aligned with management’s review of financial performance at the time. In the fourth quarter of 2020, we used each customer’s primary business unit in our pooling determination. This assessment provides additional information of the customer including size, segment and industry. Using this perspective, we added one new pool. We reallocated pools and loss rates accordingly and noted slight shifts in each pool. The new pools are aligned with management’s current review of financial performance. For the three months ended March 31, 2021, no adjustment to the pools was necessary.

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

Changes in the estimate of credit losses for trade accounts receivable are presented in the tables below.

(In thousands)	Total
Balance at December 31, 2020	$31,596
Current period provision	1,463
Write-offs	(1,381)
Recoveries	400
Balance at March 31, 2021	$32,078

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

We have elected the group of practical expedients under ASU 2016-02 to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases and (3) any indirect costs that would have qualified for capitalization for any existing leases. We have lease agreements with lease and non-lease components, which are generally accounted for separately except for real estate and vehicle leases, which we have elected to combine through a practical expedient under ASU 2016-02. Non-lease components for our leases typically consist of executory costs, and the practical expedient allows for executory costs to be recorded as lease payments. Additionally, for certain equipment leases, we apply a portfolio approach to effectively record right-of-use assets and liabilities.

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

(In thousands)	Three Months Ended March 31,
	2021	2020
Operating lease cost (1)	$6,061	$6,753
Less: Sublease income	(83)	(603)
Total operating lease costs	$5,978	$6,150
(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statements of operations.

Supplemental cash flow information for operating leases is as follows:

(In thousands)	Three Months Ended March 31,
	2021	2020
Operating cash flows from operating leases	$5,056	$7,242
Right-of-use assets obtained in exchange for operating lease obligations	$0	$19,913

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	March 31, 2021	December 31, 2020
Right-of-use assets - operating leases	$90,180	$96,601
Current operating lease liabilities	$22,571	$22,264
Long-term operating lease liabilities	$87,703	$93,463
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	3.6%	3.6%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of March 31, 2021.

March 31, 2021
(In thousands)	Operating Leases
Remainder of 2021	$19,874
2022	24,442
2023	22,699
2024	17,337
2025	14,878
Thereafter	21,954
Total lease liabilities	121,184
Less: Amount representing interest	(10,910)
Less: Short-term lease liabilities	(22,571)
Total long-term lease liabilities	$87,703

5. Business Combinations and Divestitures

Acquisitions

On July 2, 2019, we acquired the Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology (“ACC”) as part of our broader strategic partnership with the ACC. The total purchase price was $19.7 million, consisting of an initial payment of $11.7 million plus up to an aggregate of $8.0 million pending the attainment of certain milestones over the next 18 months. The contingent consideration of up to $8.0 million was valued at $5.0 million at the time of closing. As part of this partnership, we operate Pinnacle and Diabetes Collaborative Registries, which extends our EHR-enabled ambulatory network to create a large-scale chronic disease network. The business is included in our Data, Analytics and Care Coordination business segment. During the first quarter of 2021, we extended the ACC earnout agreement to June 30, 2021. An expected payout of $1.0 million has been accrued as contingent consideration within our consolidated financial statements. Refer to Note 6, “Fair Value Measurements and Long-term Investments” for additional information regarding the contingent consideration.

Divestitures

On December 31, 2020, we completed the sale of substantially all of the assets of our CarePort business to a subsidiary of WellSky Corp., a Delaware corporation (“WellSky”), pursuant to a purchase agreement (the “CarePort Purchase Agreement”). The total consideration for CarePort was $1.35 billion, which was subject to certain adjustments for liabilities assumed by WellSky and net working capital as described in the CarePort Purchase Agreement. We realized a pre-tax gain upon the sale of $933.9 million, which was included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. During the first quarter of 2021, we recorded a $0.6 million gain that primarily related to net working capital adjustments in the Gain on sale of discontinued operations line in our consolidated statements of operations for the three months ended March 31, 2021. The divestiture was treated as a discontinued operation as of December 31, 2020. Refer to Note 15, “Discontinued Operations” for additional information. On December 31, 2020, we repaid $161.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

On October 15, 2020, we completed the sale of substantially all of the assets of our EPSiTM business (“EPSi”) to Strata Decision Technology LLC, an Illinois limited liability company (“Strata”), and Roper Technologies, Inc., a Delaware corporation, pursuant to a purchase agreement (the “EPSi Purchase Agreement”). The total consideration for EPSi was $365.0 million, which was subject to certain adjustments for liabilities assumed by Strata and net working capital as described in the EPSi Purchase Agreement. We realized a pre-tax gain upon the sale of $222.6 million, which was included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. The divestiture was treated as a discontinued operation as of December 31, 2020. Refer to Note 15, “Discontinued Operations” for additional information. On October 29, 2020, we repaid $19.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

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

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instrument includes the fair value of contingent consideration related to a completed acquisition. The fair value is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, or time value of money.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2021				December 31, 2020
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$827	$0	$827	$0	$1,509	$0	$1,509
Total assets		$0	$827	$0	$827	$0	$1,509	$0	$1,509

Contingent consideration - current	Accrued expenses	$0	$0	$1,011	$1,011	$0	$0	$1,011	$1,011
Total liabilities		$0	$0	$1,011	$1,011	$0	$0	$1,011	$1,011

The changes in our Level 3 liability measured at fair value on a recurring basis at March 31, 2021 is summarized as follows:

(In thousands)	Contingent Consideration
Balance at December 31, 2020	$1,011
Additions	0
Balance at March 31, 2021	$1,011

The following table summarizes the quantitative information about our Level 3 fair value measurements at March 31, 2021:

	March 31, 2021
(In thousands, except the discount rate)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Financial instruments:
Contingent consideration	$1,011	Probability Weighted Discounted cash flow	Discount rate	5.3% to 5.5%	5.4%
			Registry members	0 to 1,551	776
			Patient data volume	0 to 52,845	26,422
			Projected year of payment	2021
Total financial instruments	$1,011
(1)	The weighted average is calculated based upon the absolute fair value of the instruments.

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at March 31, 2021	Cost	March 31, 2021	December 31, 2020
Equity method investments (1)	3	$7,099	$10,441	$10,744
Cost less impairment	8	37,568	25,280	25,059
Total long-term equity investments	11	$44,667	$35,721	$35,803
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of March 31, 2021, it is not possible to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. Based on our assessment, we determined no impairment charges were necessary for the three months ended March 31, 2021.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as described in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2021 and 2020 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Cost of revenue:
Software delivery, support and maintenance	$496	$575
Client services	1,379	1,091
Total cost of revenue	1,875	1,666
Selling, general and administrative expenses	8,043	7,042
Research and development	1,913	2,395
Total stock-based compensation expense	$11,831	$11,103

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three months ended March 31, 2021 and 2020.

We granted stock-based awards as follows:

	Three Months Ended March 31, 2021
		Weighted-Average
		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
Service-based restricted stock units	482	$15.16
Performance-based restricted stock units with a service condition	235	$15.16
Market-based restricted stock units with a service condition	235	$17.19
	952	$15.66

During the three months ended March 31, 2021 and the year ended December 31, 2020, 0.7 million and 1.9 million shares of common stock, respectively, were issued in connection with the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the three months ended March 31, 2021 and 2020 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2021 and 2020 were 383 thousand and 407 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 18, 2020, we announced that our Board approved a new stock purchase program (the “2020 Program”) under which we may repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced a previous program.

There were no repurchases during the three months ended March 31, 2021. During the three months ended March 31, 2020, we repurchased 1.5 million shares of our common stock under the previous program for a total of $9.7 million.

On November 30, 2020, we entered into separate Master Confirmations (each, a “Master Confirmation”) and Supplemental Confirmations (each, together with the related Master Confirmation, an “ASR Agreement”), with JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association (each, an “ASR Counterparty”, or collectively, “ASR Counterparties”), to purchase shares of our common stock for a total payment of $200.0 million (the “Prepayment Amount”). Under the terms of the ASR Agreements, on November 30, 2020, we paid the Prepayment Amount to the ASR Counterparties and received on December 2, 2020 an initial delivery of 11.7 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the ASR Agreements if the final purchase price per share equaled the closing price of our common stock on November 30, 2020. These repurchased shares became treasury shares and were recorded as a $165.7 million reduction to shareholder’s equity. The remaining $34.3 million of the Prepayment Amount was recorded as a reduction to shareholders’ equity as an unsettled forward contract indexed to our common stock. We excluded the potential share impact of any remaining shares subject to repurchase from the computation of diluted earnings per share as these shares would be anti-dilutive as of March 31, 2021. The approximate dollar value of shares of our common stock that may yet be purchased under the 2020 Program following the ASR Agreements is $67.2 million as of March 31, 2021.

At final settlement, depending on the final purchase price per share, the ASR Counterparties may be required to deliver additional shares of our common stock to the Company, or, under certain circumstances, we may be required to make a cash payment to each ASR Counterparty or may elect to deliver the equivalent value in shares of our common stock. The final purchase price per share under each ASR Agreement will generally be based on the average of daily volume-weighted average prices of shares of our common stock during a term set forth in the ASR Agreements. The ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreements may be accelerated, extended or terminated early by the ASR Counterparties and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreements is expected to be completed during the second quarter of 2021.

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

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted-average shares of common stock outstanding and dilutive common stock equivalents. Dilutive common stock equivalents consist of restricted stock unit awards and warrants calculated under the treasury stock method.

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Basic earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$8,593	$(32,385)
Income from discontinued operations, net of tax	464	12,031
Net income (loss)	$9,057	$(20,354)

Weighted-average common shares outstanding	140,191	162,461

Basic earnings (loss) from continuing operations per Common Share	$0.06	$(0.20)
Basic earnings from discontinued operations per Common Share	0.00	0.07
Net earnings (loss) per Common Share	$0.06	$(0.13)

Diluted earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$8,593	$(32,385)
Income from discontinued operations, net of tax	464	12,031
Net income (loss)	$9,057	$(20,354)

Weighted-average common shares outstanding	140,191	162,461
Plus: Dilutive effect of restricted stock unit awards and warrants	8,949	0
Weighted-average common shares outstanding assuming dilution	149,140	162,461

Diluted earnings (loss) from continuing operations per Common Share	$0.06	$(0.20)
Diluted earnings from discontinued operations per Common Share	0.00	0.07
Net earnings (loss) per Common Share	$0.06	$(0.13)

Due to the net loss for the three months ended March 31, 2020, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share, since the inclusion of any stock equivalents would be anti-dilutive.

The following restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2021	2020
Shares subject to anti-dilutive restricted stock unit awards and warrants excluded from calculation	5,360	48,032

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$535,121	$(472,173)	$62,948	$535,092	$(465,292)	$69,800
Customer contracts and relationships	674,336	(515,357)	158,979	674,336	(509,534)	164,802
Total	$1,209,457	$(987,530)	$221,927	$1,209,428	$(974,826)	$234,602

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			974,772			974,729
Total			$1,026,772			$1,026,729

Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2021 were as follows:

(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Total
Balance as of December 31, 2020	735,502	239,227	974,729
Foreign exchange translation	43	0	43
Balance as of March 31, 2021	$735,545	$239,227	$974,772

There were no accumulated impairment losses associated with goodwill as of March 31, 2021 and December 31, 2020.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	March 31, 2021			December 31, 2020
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$167,853	$(4,625)	$172,478	$167,853	$(3,166)	$171,019
Senior Secured Credit Facility	0	3,036	(3,036)	0	3,432	(3,432)
Total debt	$167,853	$(1,589)	$169,442	$167,853	$266	$167,587
(1)	Principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital.

Interest expense consists of the following:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest expense	$1,288	$4,949
Amortization of discounts and debt issuance costs	1,855	5,716
Total interest expense	$3,143	$10,665

Interest expense related to the 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes (which matured and were repaid in full on July 1, 2020), included in the table above, consisted of the following:

	Three Months Ended March 31,
(In thousands)	2021	2020
Coupon interest	$455	$1,555
Amortization of discounts and debt issuance costs	1,459	5,288
Total interest expense related to the convertible notes	$1,914	$6,843

Allscripts Senior Secured Credit Facility

On February 15, 2018, Allscripts and Allscripts Healthcare LLC entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent. The Second Amended Credit Agreement provides for a $400 million senior secured term loan (the “Term Loan”) and a $900 million senior secured revolving facility (the “Revolving Facility”), each with a five-year term. The Term Loan was repayable in quarterly installments, which began on June 30, 2018. We repaid the Term Loan in full on December 31, 2020. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies.

As of March 31, 2021, $1.1 million in letters of credit were outstanding under the Second Amended Credit Agreement. No amount under the Revolving Facility was outstanding as of March 31, 2021. As of March 31, 2021, we were in compliance with all covenants under the Second Amended Credit Agreement.

In connection with the sale of our EPSi business on October 15, 2020, which is further discussed in Note 5, “Business Combinations and Divestitures”, the terms of our Second Amended Credit Agreement required us to make a mandatory prepayment of our Term Loan in the amount of $19.0 million on October 29, 2020.

In connection with the sale of our CarePort business on December 31, 2020, which is further discussed in Note 5, “Business Combinations and Divestitures”, the terms of our Second Amended Credit Agreement required us to make a mandatory prepayment of our Term Loan in the amount of $161.0 million on December 31, 2020.

On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement in order to remain compliant with the covenants of our Second Amended Credit Agreement. The First Amendment provided the financial flexibility to settle the U.S. Department of Justice’s investigations as discussed in Note 14, “Contingencies”, while maintaining our compliance with the covenants of our Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins or borrowing capacity under our Revolving Facility were amended.

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

As of March 31, 2021, we had $898.9 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

0.875% Convertible Senior Notes

The issuance in December 2019 of the combined $218.0  million aggregate principal amount of the 0.875% Convertible Senior Notes resulted in $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes, including any discounts and issuance costs, by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The semi-annual interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9  million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1  million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2  million in paid capped call fees and an allocation of $1.1  million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. In June 2020, we paid $7.7 million to repurchase $10.1 million of the aggregate principal amount of the 0.875% Convertible Senior Notes, which resulted in a $0.5 million gain. In connection with the repurchase, the capped call transaction was partially terminated, and we received $0.3 million, which resulted in a recognition of $0.8 million in equity to offset the capped call fees and a $0.5 million loss. The remaining principal amount of the 0.875% Convertible Senior Notes at March 31, 2021 totaled $207.9 million. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, at March 31, 2021 totaled $14.9 million.

Future Debt Payments

The following table summarizes future debt payment obligations as of March 31, 2021:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Total debt	$207,911	$0	$0	$0	$0	$0	$207,911
(1)	Amount represents face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portion.

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

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2021	2020
Income (loss) from continuing operations before income taxes	$11,256	$(36,919)
Income tax (provision) benefit	$(2,663)	$4,534
Effective tax rate	23.7%	12.3%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2021, compared with the prior year comparable period, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had less impact on the pre-tax income of $11.3 million in the three months ended March 31, 2021, compared to the impact of these items on a pre-tax loss of $36.9 million for the three months ended March 31, 2020.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended March 31, 2021, we recorded valuation allowances of $0.2 million related to U.S. and foreign net operating loss carryforwards.

Our unrecognized income tax benefits were $30.1 million and $28.9 million as of March 31, 2021 and December 31, 2020, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	March 31, 2021
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$827
Total derivatives		$827

	December 31, 2020
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,509
Total derivatives		$1,509

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of March 31, 2021, there were three forward contracts outstanding that were staggered to mature monthly starting in April 2021 and ending in June 2021. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond June 2021. As of March 31, 2021, the notional amount for each of the outstanding forward contracts was 225 million INR, or the equivalent of $3.1 million, based on the exchange rate between the United States dollar and the INR in effect as of March 31, 2021. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of March 31, 2021, we estimate that $0.8 million of net unrealized derivative gains included in accumulated other comprehensive income (“AOCI”) will be reclassified into income within the next twelve months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended March 31, 2021	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31, 2021
Foreign exchange contracts	$175	Cost of Revenue	$321
		Selling, general and administrative expenses	184
		Research and development	$351

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended March 31, 2020	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31, 2020
Foreign exchange contracts	$(473)	Cost of Revenue	$0
		Selling, general and administrative expenses	0
		Research and development	$0

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2020 (1)	$(2,957)	$1,119	$(1,838)
Other comprehensive income (loss) before reclassifications	99	130	229
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(635)	(635)
Net other comprehensive income (loss)	99	(505)	(406)
Balance as of March 31, 2021 (2)	$(2,858)	$614	$(2,244)
(1)	Net of taxes of $390 thousand for unrealized net gains on foreign exchange contract derivatives.
(2)	Net of taxes of $214 thousand for unrealized net gains on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2019 (1)	$(4,392)	$0	$(4,392)
Other comprehensive income (loss) before reclassifications	(2,512)	(351)	(2,863)
Net other comprehensive income (loss)	(2,512)	(351)	(2,863)
Balance as of March 31, 2020 (2)	$(6,904)	$(351)	$(7,255)
(1)	Net of taxes of $149 thousand arising from the revaluation of tax effects included in AOCI.
(2)	Net of taxes of $122 thousand for unrealized net losses on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2021			2020
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$99	$0	$99	$(2,512)	$0	$(2,512)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	175	(45)	130	(473)	122	(351)
Net (gains) losses reclassified into income	(856)	221	(635)	0	0	0
Net change in unrealized (losses) gains on foreign exchange contracts	(681)	176	(505)	(473)	122	(351)
Other comprehensive income (loss)	$(582)	$176	$(406)	$(2,985)	$122	$(2,863)

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with the DOJ to resolve all of the DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont, and we announced that on January 27, 2020, Practice Fusion entered into a deferred prosecution agreement and various civil settlement agreements, including with the Medicaid programs for each U.S. state, the District of Columbia and Puerto Rico (collectively, the “Settlement Agreements”) resolving the investigations conducted by the DOJ and the U.S. Attorney’s Office. The Settlement Agreements required Practice Fusion to, among other matters, pay a criminal fine of $25.3 million, a forfeiture payment of $959,700 and a civil settlement of $118.6 million, which includes $5.2 million designated for the state Medicaid program expenditures, all of which, as of December 31, 2020, have been paid in full.

15. Discontinued Operations

During 2020, we implemented a strategic initiative to sell two of our businesses, EPSi and CarePort. Since both businesses were part of the same strategic initiative and were sold within the same period, the combined sale of EPSi and CarePort represents a strategic shift that had a major effect on our operations and financial results. As of December 31, 2020, these businesses were reported together as discontinued operations.

On October 15, 2020, we completed the sale of our EPSi business. Prior to the sale, EPSi was part of the Unallocated category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. On its own, the divestiture of the EPSi business did not represent a strategic shift that had a major effect on our operations and financial results. However, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. Therefore, EPSi was treated as a discontinued operation.

On December 31, 2020, we completed the sale of our CarePort business. Prior to the sale, CarePort was part of the Data, Analytics and Care Coordination reportable segment. On its own, the divestiture of the CarePort business represented a strategic shift that had a major effect on our operations and financial results.

The following table summarizes the major classes of assets and liabilities of EPSi and CarePort, as reported on the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Carrying amounts of major classes of liabilities associated with EPSi and CarePort included as part of discontinued operations:
Accrued expenses	$3,566	$6,669
Income tax payable	269,306	316,142
Total current liabilities attributable to discontinued operations	$272,872	$322,811

The following table summarizes the major income and expense line items of EPSi and CarePort as reported in the consolidated statements of operations for the three months ended March 31, 2021 and 2020. The activity during the three months ended March 31, 2021 primarily relates to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Major income and expense line items related to EPSi and CarePort:
Revenue:
Software delivery, support and maintenance	$(363)	$31,482
Client services	(5)	3,878
Total revenue	(368)	35,360
Cost of revenue:
Software delivery, support and maintenance	(487)	3,241
Client services	123	4,565
Amortization of software development and acquisition-related assets	0	2,517
Total cost of revenue	(364)	10,323
Gross profit	(4)	25,037
Selling, general and administrative expenses	65	4,464
Research and development	(40)	2,778
Amortization of intangible assets	0	7
(Loss) income from discontinued operations for EPSi and CarePort	(29)	17,788
Interest expense	0	(1,558)
Gain on sale of discontinued operations	647	0
Income from discontinued operations for EPSi and CarePort before income taxes(1)	618	16,230
Income tax provision	(154)	(4,187)
Income from discontinued operations, net of tax for EPSi and CarePort(2)	$464	$12,043

(1)  Income from discontinued operations for EPSi and CarePort does not agree to the consolidated statements of operations for the three months ended March 31, 2020, due to residual amounts related to Netsmart. Refer to Note 17, “Supplemental Disclosures” for additional information.

(2)  Income from discontinued operations, net of tax for EPSi and CarePort does not agree to the consolidated statements of operations for the three months ended March 31, 2020 due to residual amounts related to Netsmart. Refer to Note 17, Supplemental Disclosures” for additional information.

16. Business Segments

We primarily derive our revenues from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation, and managed services, such as outsourcing, private cloud hosting and revenue cycle management.

As of March 31, 2021, we had two operating segments. The operating segments are equivalent to the reportable segments. The Core Clinical and Financial Solutions segment derives its revenue from the sale of software applications for patient engagement, integrated clinical and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management. The Data, Analytics and Care Coordination segment derives its revenue from the sale of practice reimbursement and payer and life sciences solutions, which are mainly targeted at physician practices, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The “Unallocated Amounts” category consists of transfer pricing revenues and as of January 1, 2021 includes certain corporate related expenses.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenue:
Core Clinical and Financial Solutions	$309,165	$320,332
Data, Analytics and Care Coordination	63,565	63,431
Unallocated Amounts	(4,378)	(2,399)
Total revenue	$368,352	$381,364

Gross profit:
Core Clinical and Financial Solutions	$119,962	$100,434
Data, Analytics and Care Coordination	30,083	31,502
Unallocated Amounts	0	0
Total gross profit	$150,045	$131,936

Income (loss) from operations:
Core Clinical and Financial Solutions	$17,605	$(20,712)
Data, Analytics and Care Coordination	382	(6,264)
Unallocated Amounts	(4,647)	0
Total income (loss) from operations	$13,340	$(26,976)

17. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of March 31, 2021 and 2020 represents the remaining balance of the escrow account established as part of the acquisition of Netsmart LLC (“Netsmart”) in 2016, to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	March 31,
(In thousands)	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$513,400	$204,308
Restricted cash	2,110	7,824
Total cash, cash equivalents and restricted cash	$515,510	$212,132

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, and statements regarding our expected future investment in research and development efforts. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause Allscripts actual results to differ materially from those described in the forward-looking statements include, but are not limited to: our ability to achieve the margin targets associated with our margin improvement initiatives within the contemplated time periods, if at all; the magnitude, severity and duration of the COVID-19 pandemic, including the impacts of the pandemic, along with the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services ransomware or other Internet-based attacks; our use of the proceeds from the sale of our EPSi and CarePort businesses; the failure by Practice Fusion to comply with the terms of the settlement agreements with the Department of Justice (“DOJ”); the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; our ability to recover from third parties (including insurers) any amounts paid in connection with Practice Fusion’s settlement agreements with the DOJ and related inquiries; the expected financial results of businesses acquired by us; the successful integration of businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our Enterprise Information Solutions business; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; our ability to maintain and expand our business with existing clients or effectively transition clients to newer products; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third-party technologies; risks related to international operations; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; asset and long-term investment impairment charges; and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms “we,” “us,” “our,” “Company,” or “Allscripts” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. and/or its wholly-owned subsidiaries and controlled affiliates, unless otherwise stated.

Overview

Our Business Overview and Regulatory Environment

We deliver information technology (“IT”) solutions and services to help healthcare organizations achieve optimal clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, life sciences companies, retail clinics, retail pharmacies, pharmacy benefit managers, insurance companies, employer wellness clinics and post-acute organizations, such as home health and hospice agencies. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), information connectivity, private cloud hosting, outsourcing, analytics, patient access and population health management. We derive our revenues primarily from sales of our proprietary software (either as a perpetual license sale or under a subscription delivery model), support and maintenance services, and managed services, such as outsourcing, private cloud hosting and revenue cycle management.

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

Globally, healthcare providers face the urgency of the COVID-19 crisis, as well as an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight has impacted and could continue to impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration oversight of EHRs, and the ensuing regulations on data blocking and interoperability were released by the Department of Health and Human Services (“HHS”) in March 2020 and became applicable under the Office of the National Coordinator for Health Information Technology oversight in April 2021. Additional regulatory clarity will come with the final rule expected from the HHS Office of the Inspector General. Some aspects of the new regulations will have a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts will need to complete development work to satisfy the revised and new certification criterion, and we and our clients will continue making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

Please refer to the section entitled “Our Business Overview and Regulatory Environment” in Part II, Item 7 of our Form 10-K for additional information.

Impacts of COVID-19

The global outbreak of the novel coronavirus (COVID-19) has severely restricted the level of economic activity around the world, and the degrees of any economic recovery in various jurisdictions have not been linear. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We are conducting business with certain modifications to employee travel, employee work locations, and cost reduction initiatives, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders.

Allscripts, along with other health IT vendors, has been asked by the White House, HHS, the CDC, and state and local governments to support public health efforts to contain the pandemic by expanding COVID-19 reporting options available to our clients. Our technology has been instrumental to the provision of high-quality care, aiding not only public health surveillance but also in clinical decision support interventions to aid in triage, diagnosis and treatment; information exchange as patients are moved from site to site; predictive analytics based on local data for surge anticipation; and patient transitions as they leave the acute care environment for post-acute rehabilitative care.

However, the COVID-19 pandemic negatively impacted revenue for the three months ended March 31, 2021, as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. During 2020, we implemented cost reduction actions across all functional disciplines of the Company, including headcount reductions and temporary salary measures. We believe the cost reduction actions that were implemented in 2020 and our current liquidity provide us with operating and financial flexibility to assist us in navigating through this uncertain environment.

The extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. Future developments include new information that may emerge concerning the duration and severity of the COVID-19 pandemic, resurgences or additional “waves” of outbreaks of COVID-19 in various jurisdictions (including new strains or mutations of the virus), the impact of COVID-19 on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy and the availability, effectiveness and public acceptance of vaccines.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

First Quarter 2021 Summary

During the first quarter of 2021, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, increasing operating margins, improving our competitive position by expanding the depth and breadth of our products and integrating recent acquisitions. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations and such efforts are ongoing.

Total revenue for the first quarter of 2021 was $368 million, a decrease of $13 million compared to the first quarter of 2020. For the three months ended March 31, 2021, software delivery, support and maintenance revenue and client services revenue were $223 million and $146 million, respectively, compared with $232 million and $149 million, respectively, during the three months ended March 31, 2020. Gross profit for the first quarter of 2021 was $150 million, an increase of $18 million compared to the first quarter of 2020. Gross margin increased to 40.7% in the first quarter of 2021 compared to a 34.6% gross margin in the first quarter of 2020.

Our contract backlog as of March 31, 2021 was $4.0 billion, which decreased compared with our contract backlog of $4.1 billion and $4.2 billion as of December 31, 2020 and March 31, 2020, respectively.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private cloud hosting, outsourcing and subscription-based services, totaled $194 million for the three months ended March 31, 2021, which represents an increase of 6% over the comparable prior period amount of $183 million and an increase of 7% from the fourth quarter 2020 amount of $181 million.

Overview of Consolidated Results

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	% Change
Revenue:
Software delivery, support and maintenance	$222,691	$232,140	(4.1%)
Client services	145,661	149,224	(2.4%)
Total revenue	368,352	381,364	(3.4%)
Cost of revenue:
Software delivery, support and maintenance	70,731	73,084	(3.2%)
Client services	118,087	148,220	(20.3%)
Amortization of software development and acquisition-related assets	29,489	28,124	4.9%
Total cost of revenue	218,307	249,428	(12.5%)
Gross profit	150,045	131,936	13.7%
Gross margin %	40.7%	34.6%
Selling, general and administrative expenses	81,708	92,825	(12.0%)
Research and development	49,173	59,377	(17.2%)
Amortization of intangible and acquisition-related assets	5,824	6,710	(13.2%)
Income (loss) from operations	13,340	(26,976)	(149.5%)
Interest expense	(3,143)	(10,665)	(70.5%)
Other income, net	1,037	522	98.7%
Equity in net income of unconsolidated investments	22	200	(89.0%)
Income (loss) from continuing operations before income taxes	11,256	(36,919)	(130.5%)
Income tax (provision) benefit	(2,663)	4,534	(158.7%)
Effective tax rate	23.7%	12.3%
Income (loss) from continuing operations, net of tax	8,593	(32,385)	(126.5%)
(Loss) income from discontinued operations	(29)	16,218	(100.2%)
Gain on sale of discontinued operations	647	0	NM
Income tax effect on discontinued operations	(154)	(4,187)	(96.3%)
Income from discontinued operations, net of tax	464	12,031	(96.1%)
Net income (loss)	$9,057	$(20,354)	(144.5%)

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Revenue:
Recurring revenue	$295,648	$309,981	(4.6%)
Non-recurring revenue	72,704	71,383	1.9%
Total revenue	$368,352	$381,364	(3.4%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

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

Recurring revenue decreased for the three months ended March 31, 2021 compared to the prior year comparable period, primarily due to attrition. The decrease was partially offset by an increase in subscription revenue. Non-recurring revenue increased for the three months ended March 31, 2021 compared to the prior year comparable period, primarily due to higher upfront software revenues and hardware revenues. The increase was partially offset by a decrease in client services revenue.

The percentage of recurring and non-recurring revenue of our total revenue was 80% and 20%, respectively, during the three months ended March 31, 2021 and 81% and 19%, respectively, during the three months ended March 31, 2020.

Gross Profit

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	% Change
Total cost of revenue	$218,307	$249,428	(12.5%)
Gross profit	$150,045	$131,936	13.7%
Gross margin %	40.7%	34.6%

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Gross profit and margin increased during the three months ended March 31, 2021 compared with the prior year comparable period, primarily due to the cost reduction initiatives implemented throughout 2020. The increase was partially offset by attrition.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Selling, general and administrative expenses	$81,708	$92,825	(12.0%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Selling, general and administrative expenses decreased during the three months ended March 31, 2021, compared with the prior year comparable period, primarily due to the impact of the cost reduction initiatives implemented throughout 2020.

Research and Development

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Research and development	$49,173	$59,377	(17.2%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Research and development expenses decreased during the three months ended March 31, 2021 compared with the prior year comparable period, primarily due to the impact of the cost reduction initiatives implemented throughout 2020.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Amortization of intangible and acquisition-related assets	$5,824	$6,710	(13.2%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

The decrease in amortization expense for the three months ended March 31, 2021, compared with the prior year comparable period, was due to normal amortization expense and certain intangible assets being fully amortized in 2020.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Interest expense	$3,143	$10,665	(70.5%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Interest expense decreased during the three months ended March 31, 2021 compared to the prior year comparable period due to lower outstanding debt levels during the current year period. The 1.25% Cash Convertible Senior Notes matured and were repaid in full in the third quarter of 2020. The senior secured credit facility was repaid in full in the fourth quarter of 2020 and there were no borrowings from the senior secured revolving facility (“Revolving Facility”) during the three months ended March 31, 2021.

Other Income, Net

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Other income, net	$1,037	$522	98.7%

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Other income, net for the three months ended March 31, 2021 and 2020 consisted of a combination of interest income and miscellaneous receipts and expenses.

Equity in Net Income of Unconsolidated Investments

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Equity in net income of unconsolidated investments	$22	$200	(89.0%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Equity in net income of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag.

Income Taxes

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	% Change
Income tax (provision) benefit	$(2,663)	$4,534	(158.7%)
Effective tax rate	23.7%	12.3%

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three months ended March 31, 2021, compared with the prior year comparable period, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had less impact on the pre-tax income of $11.3 million in the three months ended March 31, 2021, compared to the impacts of these items on a pre-tax loss of $36.9 million for the three months ended March 31, 2020.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended March 31, 2021, we recorded valuation allowances of $0.2 million related to U.S. and foreign net operating loss carryforwards.

Discontinued Operations

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
(Loss) income from discontinued operations	$(29)	$16,218	(100.2%)
Gain on sale of discontinued operations	647	0	NM
Income tax effect on discontinued operations	(154)	(4,187)	(96.3%)
Income from discontinued operations, net of tax	$464	$12,031	(96.1%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

On October 15, 2020 and December 31, 2020, we completed the sale of the EPSi and CarePort businesses, respectively. Prior to the sale of EPSi, it was part of the Unallocated category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. Prior to the sale of CarePort, it was part of the Data, Analytics and Care Coordination reportable segment. Both businesses were part of the same strategic initiative and were sold within the same period, and given that the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results, we reported them together as discontinued operations for all periods presented. The income from discontinued operations during the three months ended March 31, 2020 represents income generated from both EPSi and CarePort. The gain on sale of discontinued operations during the three months ended March 31, 2021 primarily represents net working capital adjustments to the gain from the sale of CarePort. Refer to Note 15, “Discontinued Operations” of the Notes to Consolidated Financial Statements in part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Segment Operations

Overview of Segment Results

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Revenue:
Core Clinical and Financial Solutions	$309,165	$320,332	(3.5%)
Data, Analytics and Care Coordination	63,565	63,431	0.2%
Unallocated Amounts	(4,378)	(2,399)	82.5%
Total revenue	$368,352	$381,364	(3.4%)

Gross Profit:
Core Clinical and Financial Solutions	$119,962	$100,434	19.4%
Data, Analytics and Care Coordination	30,083	31,502	(4.5%)
Unallocated Amounts	0	0	NM
Total gross profit	$150,045	$131,936	13.7%

Income (loss) from operations:
Core Clinical and Financial Solutions	$17,605	$(20,712)	185.0%
Data, Analytics and Care Coordination	382	(6,264)	(106.1%)
Unallocated Amounts	(4,647)	0	NM
Total income (loss) from operations	$13,340	$(26,976)	(149.5%)

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

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	% Change
Revenue	$309,165	$320,332	(3.5%)
Gross profit	$119,962	$100,434	19.4%
Gross margin %	38.8%	31.4%
Income (loss) from operations	$17,605	$(20,712)	(185.0%)
Operating margin %	5.7%	(6.5%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Core Clinical and Financial Solutions revenue decreased during the three months ended March 31, 2021, compared with the prior year comparable period, primarily due to attrition.

Gross profit and margin increased during the three months ended March 31, 2021, compared with the prior year comparable period, primarily due to the cost reduction initiatives implemented throughout 2020. The increase was partially offset by the previously mentioned attrition.

Income from operations and operating margin increased for the three months ended March 31, 2021, compared with the prior year comparable period, primarily due to lower operating expenses driven by the cost reduction initiatives implemented throughout 2020.

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

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	% Change
Revenue	$63,565	$63,431	0.2%
Gross profit	$30,083	$31,502	(4.5%)
Gross margin %	47.3%	49.7%
Income (loss) from operations	$382	$(6,264)	(106.1%)
Operating margin %	0.6%	(9.9%)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Data, Analytics and Care Coordination revenue increased slightly for the three months ended March 31, 2021 compared with the prior year comparable period, due to an increase in subscription revenues. The increase was mostly offset by a decrease in transaction-related revenues.

Gross profit and margin decreased slightly during the three months ended March 31, 2021 compared with the prior year comparable period, primarily due to higher capitalized software-related costs.

Income from operations and operating margin increased during the three months ended March 31, 2021 compared with the prior year comparable period, primarily due to lower operating expenses driven by the cost reduction initiatives implemented throughout 2020. The increase was partially offset by a decline in gross profit.

Unallocated Amounts

The “Unallocated Amounts” category consists of transfer pricing revenues and as of January 1, 2021 includes certain corporate related expenses.

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	% Change
Revenue	$(4,378)	$(2,399)	82.5%
Gross profit	$0	$0	NM
Gross margin %	0.0%	0.0%
Loss from operations	$(4,647)	$0	NM
Operating margin %	106.1%	0.0%

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Revenue decreased during the three months ended March 31, 2021, compared with the prior year comparable period, primarily due to an increase in transfer pricing revenues.

Loss from operations during the three months ended March 31, 2021 includes certain general and administrative corporate expenses.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. March 31, 2021
(In millions)	As of March 31, 2021	As of December 31, 2020	As of March 31, 2020	December 31, 2020	March 31, 2020
Software delivery, support and maintenance	$2,115	$2,153	$2,272	(1.8%)	(6.9%)
Client services	1,923	1,918	1,905	0.3%	0.9%
Total contract backlog	$4,038	$4,071	$4,177	(0.8%)	(3.3%)

Total contract backlog as of March 31, 2021 decreased compared with December 31, 2020 and March 31, 2020. Total contract backlog can fluctuate between periods based on the level of revenue and bookings, as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties, and divestitures. As of March 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $515 million and available borrowing capacity of $899 million under our Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2021	2020	$ Change
Net income (loss)	$9,057	$(20,354)	$29,411
Less: Income from discontinued operations	464	12,031	(11,567)
Income (loss) from continuing operations	$8,593	$(32,385)	40,978
Non-cash adjustments to net income (loss)	58,354	61,490	(3,136)
Cash impact of changes in operating assets and liabilities	(11,036)	(48,461)	37,425
Net cash provided by (used in) operating activities - continuing operations	55,911	(19,356)	75,267
Net cash (used in) provided by operating activities - discontinued operations	(51,336)	15,648	(66,984)
Net cash provided by (used in) operating activities	$4,575	$(3,708)	$8,283

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Net cash provided by operating activities – continuing operations increased during the three months ended March 31, 2021 compared with the prior year comparable period. The increase in net income (loss) for the three months ended March 31, 2021 reflects cost savings related to the cost reduction initiatives implemented throughout 2020 as well as lower interest expense due to the repayment of the 1.25% Cash Convertible Senior Notes and the senior secured credit facility in the third and fourth quarters of 2020, respectively, with no borrowings from the Revolving Facility in 2021. Net income (loss) and cash impact of changes in operating assets and liabilities for the three months ended March 31, 2020 reflects $57 million of payments related to the DOJ Settlement Agreements. The increase in cash impact of changes in operating assets and liabilities for the three months ended March 31, 2021 was partially offset by working capital changes. Non-cash adjustments to net income (loss) decreased primarily due to a lower depreciation and amortization expenses and a decrease in stock-based compensation expense.

Net cash provided by operating activities – discontinued operations decreased during the three months ended March 31, 2021 compared with the prior year comparable period primarily due to the tax payment relating to the gain from the sale of CarePort on December 31, 2020. Additionally, both EPSi and CarePort generated cash from operations during the three months ended March 31, 2020.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2021	2020	$ Change
Capital expenditures	$(2,377)	$(2,777)	$400
Capitalized software	(18,144)	(26,490)	8,346
Purchases of equity securities, other investments and related intangible assets, net	(221)	(3,028)	2,807
Sale of other investments	1,753	0	1,753
Net cash used in investing activities - continuing operations	(18,989)	(32,295)	13,306
Net cash used in investing activities - discontinued operations	0	(2,134)	2,134
Net cash used in investing activities	$(18,989)	$(34,429)	$15,440

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Net cash used in investing activities – continuing operations decreased during the three months ended March 31, 2021, compared with the prior year comparable period. The decrease in the use of cash during 2021 was primarily due to a decrease in capitalized software costs and a decrease in additional investments.

Net cash used in investing activities – discontinued operations during the three months ended March 31, 2020 reflects spending for capital expenditures and capitalized software costs related to the EPSi and CarePort businesses that were sold during the fourth quarter of 2020.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2021	2020	$ Change
Taxes paid related to net share settlement of equity awards	$(5,972)	$(3,174)	$(2,798)
Payments for issuance costs on 0.875% Convertible Senior Notes	0	(758)	758
Credit facility payments	0	(80,000)	80,000
Credit facility borrowings, net of issuance costs	0	210,000	(210,000)
Repurchase of common stock	0	(9,714)	9,714
Payment of acquisition and other financing obligations	(1,542)	(2,911)	1,369
Net cash (used in) provided by financing activities	$(7,514)	$113,443	$(120,957)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Net cash provided by financing activities decreased during the three months ended March 31, 2021, compared with the prior year comparable period. The decrease was primarily a result of no borrowings or payments under our Revolving Facility during the three months ended March 31, 2021.

Future Capital Requirements

The following table summarizes future payments under the 0.875% Convertible Senior Notes and Revolving Facility as of March 31, 2021:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Principal payments:
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Total principal payments	207,911	0	0	0	0	0	207,911
Interest payments:
0.875% Convertible Senior Notes	10,915	910	1,819	1,819	1,819	1,819	2,729
Senior Secured Credit Facility (2)	4,607	1,798	2,247	562	0	0	0
Total interest payments	15,522	2,708	4,066	2,381	1,819	1,819	2,729
Total future debt payments	$223,433	$2,708	$4,066	$2,381	$1,819	$1,819	$210,640
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.
(2)	Amounts represent unused fees related to the unused available borrowing capacity on the Revolving Facility.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development is expected to decline in 2021 as the Company continues to benefit from margin improvement initiatives that commenced in 2020. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $515 million as of March 31, 2021, our future cash flows, our borrowing capacity under our Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our stock repurchase program, each of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the three months ended March 31, 2021, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the three months ended March 31, 2021.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-Q.

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of March 31, 2021 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended March 31, 2021 from the risk factors as previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2020, we announced that our Board of Directors approved a new stock repurchase program under which we may repurchase up to $300 million of our common stock through December 31, 2021. We did not repurchase any shares during the three months ended March 31, 2021.

On November 30, 2020, we entered into separate Master Confirmations (each, a “Master Confirmation”) and Supplemental Confirmations (each, together with the related Master Confirmation, an “ASR Agreement”), with JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association (each, an “ASR Counterparty”, or collectively, “ASR Counterparties”), to purchase shares of our common stock for a total payment of $200.0 million (the “Prepayment Amount”). Under the terms of the ASR Agreements, on November 30, 2020, we paid the Prepayment Amount to the ASR Counterparties and received on December 2, 2020 an initial delivery of 11.7 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the ASR Agreements if the final purchase price per share equaled the closing price of our common stock on November 30, 2020. The approximate dollar value of shares of our common stock that may yet be purchased under the new stock repurchase program following the ASR Agreements is $67.2 million as of March 31, 2021.

At final settlement, depending on the final purchase price per share, the ASR Counterparties may be required to deliver additional shares of our common stock to the Company, or, under certain circumstances, we may be required to make a cash payment to each ASR Counterparty or may elect to deliver the equivalent value in shares of our common stock. The final purchase price per share under each ASR Agreement will generally be based on the average of daily volume-weighted average prices of shares of our common stock during a term set forth in the ASR Agreements. The ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreements may be accelerated, extended or terminated early by the ASR Counterparties and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreements is expected to be completed during the second quarter of 2021.

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

Item 6.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: April 30, 2021