Form 10-Q
period 2021-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2021-08-06
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 125,010,868 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$229,254	$531,104
Restricted cash	2,129	6,361
Accounts receivable, net of allowance of $31,991 and $31,596 as of June 30, 2021 and December 31, 2020, respectively	338,587	347,355
Contract assets, net of allowance of $1,068 as of June 30, 2021 and December 31, 2020	120,051	106,717
Income tax receivable	0	25,421
Prepaid expenses and other current assets	150,968	136,264
Total current assets	840,989	1,153,222
Fixed assets, net	59,077	72,162
Software development costs, net	182,848	193,202
Intangible assets, net	261,258	286,602
Goodwill	974,834	974,729
Deferred taxes, net	5,872	5,790
Contract assets - long-term, net of allowance of $4,273 as of June 30, 2021 and December 31, 2020	49,849	43,682
Right-of-use assets - operating leases	75,052	96,601
Other assets	90,521	91,628
Total assets	$2,540,300	$2,917,618

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,782	$35,905
Accrued expenses	88,780	100,262
Accrued compensation and benefits	94,185	118,771
Deferred revenue	364,000	334,764
Current operating lease liabilities	19,662	22,264
Current liabilities attributable to discontinued operations	2,670	322,811
Total current liabilities	596,079	934,777
Long-term debt	421,312	167,587
Deferred revenue	2,862	3,471
Deferred taxes, net	17,797	18,186
Long-term operating lease liabilities	71,597	93,463
Other liabilities	37,179	33,891
Total liabilities	1,146,826	1,251,375
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2021 and December 31, 2020; 276,668 and 125,011 shares issued and outstanding as of June 30, 2021, respectively; 274,558 and 139,942 shares issued and outstanding as of December 31, 2020, respectively	2,766	2,745
Treasury stock: at cost, 151,657 and 134,616 shares as of June 30, 2021 and December 31, 2020, respectively	(1,174,498)	(870,558)
Additional paid-in capital	1,903,542	1,902,776
Retained earnings	664,101	633,118
Accumulated other comprehensive loss	(2,437)	(1,838)
Total stockholders’ equity	1,393,474	1,666,243
Total liabilities and stockholders’ equity	$2,540,300	$2,917,618

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenue:
Software delivery, support and maintenance	$219,610	$223,591	$442,301	$455,731
Client services	154,104	145,713	299,765	294,937
Total revenue	373,714	369,304	742,066	750,668
Cost of revenue:
Software delivery, support and maintenance	69,303	71,130	140,034	144,214
Client services	122,597	131,171	240,684	279,391
Amortization of software development and acquisition-related assets	30,061	29,405	59,550	57,529
Total cost of revenue	221,961	231,706	440,268	481,134
Gross profit	151,753	137,598	301,798	269,534
Selling, general and administrative expenses	79,090	109,897	160,798	202,722
Research and development	51,219	46,045	100,392	105,422
Asset impairment charges	5,244	0	5,244	0
Amortization of intangible and acquisition-related assets	5,825	6,321	11,649	13,031
Income (loss) from operations	10,375	(24,665)	23,715	(51,641)
Interest expense	(2,949)	(10,314)	(6,092)	(20,979)
Other income (loss), net	16,757	(875)	17,794	(353)
Impairment of long-term investments	0	(550)	0	(550)
Equity in net (loss) income of unconsolidated investments	(86)	16,834	(64)	17,034
Income (loss) from continuing operations before income taxes	24,097	(19,570)	35,353	(56,489)
Income tax (provision) benefit	(2,192)	(2,009)	(4,855)	2,525
Income (loss) from continuing operations, net of tax	21,905	(21,579)	30,498	(53,964)
Income from discontinued operations	36	18,838	7	35,056
Gain on sale of discontinued operations	0	0	647	0
Income tax effect on discontinued operations	(15)	(4,864)	(169)	(9,051)
Income from discontinued operations, net of tax	21	13,974	485	26,005
Net income (loss)	$21,926	$(7,605)	$30,983	$(27,959)

Net income (loss) per share:
Basic
Continuing operations	$0.16	$(0.13)	$0.22	$(0.33)
Discontinued operations	0.00	0.08	0.00	0.16
Net income (loss) per share - Basic	$0.16	$(0.05)	$0.22	$(0.17)

Diluted
Continuing operations	$0.15	$(0.13)	$0.21	$(0.33)
Discontinued operations	0.00	0.08	0.00	0.16
Net income (loss) per share - Diluted	$0.15	$(0.05)	$0.21	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$21,926	$(7,605)	$30,983	$(27,959)
Other comprehensive income (loss):
Foreign currency translation adjustments	421	918	520	(1,594)
Change in fair value of derivatives qualifying as cash flow hedges	(828)	1,084	(1,509)	611
Other comprehensive income (loss) before income tax benefit	(407)	2,002	(989)	(983)
Income tax benefit related to items in other comprehensive income (loss)	214	(280)	390	(158)
Total other comprehensive income (loss)	(193)	1,722	(599)	(1,141)
Comprehensive income (loss)	$21,733	$(5,883)	$30,384	$(29,100)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Number of common shares
Balance at beginning of period	275,241	273,484	274,558	272,609
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,427	979	2,110	1,854
Balance at end of period	276,668	274,463	276,668	274,463
Common stock
Balance at beginning of period	$2,751	$2,733	$2,745	$2,725
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	15	10	21	18
Balance at end of period	$2,766	$2,743	$2,766	$2,743
Number of treasury stock shares
Balance at beginning of period	(134,616)	(111,583)	(134,616)	(110,134)
Issuance of treasury stock	33	90	33	90
Purchase of treasury stock	(6,397)	0	(6,397)	(1,449)
Accelerated share repurchase program	(10,677)	0	(10,677)	0
Balance at end of period	(151,657)	(111,493)	(151,657)	(111,493)
Treasury stock
Balance at beginning of period	$(870,558)	$(580,871)	$(870,558)	$(571,157)
Issuance of treasury stock	465	1,193	465	1,193
Purchase of treasury stock	(108,953)	0	(108,953)	(9,714)
Accelerated share repurchase program	(195,452)	0	(195,452)	0
Balance at end of period	$(1,174,498)	$(579,678)	$(1,174,498)	$(579,678)
Additional paid-in capital
Balance at beginning of period	$1,906,534	$1,914,816	$1,902,776	$1,907,348
Stock-based compensation	8,383	7,166	17,084	17,120
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(7,932)	(2,376)	(13,912)	(5,544)
Capped call transactions	0	797	0	797
Accelerated share repurchase program	(4,548)	0	(4,548)	0
Issuance of treasury stock	69	(440)	69	(440)
Warrants issued	1,036	682	2,073	1,364
Balance at end of period	$1,903,542	$1,920,645	$1,903,542	$1,920,645
Retained earnings (accumulated deficit)
Balance at beginning of period	$642,175	$(87,643)	$633,118	$(49,336)
Net income (loss)	21,926	(7,605)	30,983	(27,959)
ASU 2016-13 implementation adjustments	0	0	0	(17,953)
Balance at end of period	$664,101	$(95,248)	$664,101	$(95,248)
Accumulated other comprehensive loss
Balance at beginning of period	$(2,244)	$(7,255)	$(1,838)	$(4,392)
Foreign currency translation adjustments, net	421	918	520	(1,594)
Unrecognized gain (loss) on derivatives qualifying as cash flow hedges, net of tax	(614)	804	(1,119)	453
Balance at end of period	$(2,437)	$(5,533)	$(2,437)	$(5,533)
Total Stockholders’ Equity at beginning of period	$1,678,658	$1,241,780	$1,666,243	$1,285,188
Total Stockholders’ Equity at end of period	$1,393,474	$1,242,929	$1,393,474	$1,242,929

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$30,983	$(27,959)
Less: Income from discontinued operations	485	26,005
Income (loss) from continuing operations	30,498	(53,964)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	88,713	99,305
Non-cash lease expense, net	(2,527)	219
Stock-based compensation expense	17,084	17,120
Deferred taxes	(100)	3,132
Asset impairment charges	5,244	0
Impairment of long-term investments	0	550
Equity in net loss (income) of unconsolidated investments	64	(17,034)
Other income, net	(7,617)	(2,696)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	34,175	46,795
Prepaid expenses and other assets	(12,317)	(15,069)
Accounts payable	(8,802)	(27,064)
Accrued expenses	18,393	1,987
Accrued compensation and benefits	(24,613)	13,889
Deferred revenue	(16,328)	(15,496)
Other liabilities	3,288	1,615
Accrued DOJ settlement	0	(73,020)
Net cash provided by (used in) operating activities - continuing operations	125,155	(19,731)
Net cash (used in) provided by operating activities - discontinued operations	(321,517)	38,669
Net cash (used in) provided by operating activities	(196,362)	18,938
Cash flows from investing activities:
Capital expenditures	(3,094)	(4,778)
Capitalized software	(35,472)	(50,912)
Cash received from sale of businesses, net of cash divested	952	0
Purchases of equity securities, other investments and related intangible assets, net	(221)	(3,823)
Sale of other investments	1,919	23,254
Distributions received from investments	1,371	0
Net cash used in investing activities - continuing operations	(34,545)	(36,259)
Net cash used in investing activities - discontinued operations	0	(4,447)
Net cash used in investing activities	(34,545)	(40,706)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(13,887)	(5,533)
Payments for issuance costs on 0.875% Convertible Senior Notes	0	(758)
Repayment of Convertible Senior Notes	0	(7,361)
Credit facility payments	0	(167,500)
Credit facility borrowings, net of issuance costs	250,000	285,000
Repurchase of common stock	(108,953)	(9,714)
Accelerated share repurchase program	(200,000)	0
Payment of acquisition and other financing obligations	(2,400)	(4,369)
Net cash (used in) provided by financing activities	(75,240)	89,765
Effect of exchange rate changes on cash and cash equivalents	65	(338)
Net (decrease) increase in cash and cash equivalents	(306,082)	67,659
Cash, cash equivalents and restricted cash, beginning of period	537,465	137,539
Cash, cash equivalents and restricted cash, end of period	$231,383	$205,198

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

At June 30, 2021 and December 31, 2020, we had capitalized costs to obtain or fulfill a contract of $15.5 million and $16.8 million, respectively, in Prepaid and other current assets and $27.2 million and $27.9 million, respectively, in Other assets. During the three months ended June 30, 2021 and 2020, we recognized $4.9 million and $5.8 million, respectively, of amortization expense related to such capitalized costs. During the six months ended June 30, 2021 and 2020, we recognized $10.7 million and $12.5 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2021	Three Months Ended June 30, 2021
Revenue related to deferred revenue balance at beginning of period	$137,848	$151,857
Revenue related to new performance obligations satisfied during the period	173,316	158,910
Revenue recognized under "right-to-invoice" expedient	56,811	62,422
Reimbursed travel expenses, shipping and other revenue	377	525
Total revenue	$368,352	$373,714

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020
Revenue related to deferred revenue balance at beginning of period	$105,366	$119,545
Revenue related to new performance obligations satisfied during the period	216,580	195,308
Revenue recognized under "right-to-invoice" expedient	58,059	54,082
Reimbursed travel expenses, shipping and other revenue	1,359	369
Total revenue	$381,364	$369,304

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $3.9 billion as of June 30, 2021, of which we expect to recognize approximately 33% over the next 12 months, and the remaining 67% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Recurring revenue	$303,644	$303,196	$599,292	$613,177
Non-recurring revenue	70,070	66,108	142,774	137,491
Total revenue	$373,714	$369,304	$742,066	$750,668

	Three Months Ended June 30, 2021
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$158,754	$65,150	$(4,294)	$219,610
Client services	151,394	2,710	0	154,104
Total revenue	$310,148	$67,860	$(4,294)	$373,714

	Three Months Ended June 30, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$167,220	$58,664	$(2,293)	$223,591
Client services	143,879	1,834	0	145,713
Total revenue	$311,099	$60,498	$(2,293)	$369,304

	Six Months Ended June 30, 2021
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$323,964	$127,009	$(8,672)	$442,301
Client services	295,349	4,416	0	299,765
Total revenue	$619,313	$131,425	$(8,672)	$742,066

	Six Months Ended June 30, 2020
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Unallocated Amounts	Total
Software delivery, support and maintenance	$341,301	$119,122	$(4,692)	$455,731
Client services	290,130	4,807	0	294,937
Total revenue	$631,431	$123,929	$(4,692)	$750,668

Contract Assets – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance required the recognition of lifetime estimated credit losses expected to occur for contract assets and trade receivables. The guidance also required that we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. The adoption of ASU 2016-13 for contract assets was recorded as a debit to retained earnings of $5.3 million as of January 1, 2020. Refer to Note 3, “Accounts Receivable”, for the adoption impact related to trade receivables.

At adoption, we segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by an internal credit assessment and business size.  The pools were aligned with management’s review of financial performance at the time. In the fourth quarter of 2020, we used each customer’s primary business unit in our pooling determination. This assessment provides additional information of the customer including size, segment and industry. Using this perspective, we added one new pool. We reallocated pools and loss rates accordingly and noted slight shifts in each pool. The new pools are aligned with management’s current review of financial performance. For the six months ended June 30, 2021, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twenty-four-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period.  We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The June 30, 2021 analysis resulted in no change in the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

(In thousands)	Total
Balance at December 31, 2020	$5,341
Current period provision	0
Balance at June 30, 2021	$5,341
Less: Contract assets, short-term	1,068
Total contract assets, long-term	$4,273

3. Accounts Receivable

Trade Accounts Receivable – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance required the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable, which resulted in the recording of a debit to retained earnings of $12.6 million as of January 1, 2020. Refer to Note 2, “Revenue from Contracts with Customers” for additional information regarding the adoption of ASU 2016-13.

Changes in the estimate of credit losses for trade accounts receivable are presented in the tables below.

(In thousands)	Total
Balance at December 31, 2020	$31,596
Current period provision	1,655
Write-offs	(1,721)
Recoveries	461
Balance at June 30, 2021	$31,991

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

Our operating leases mainly include office leases and our finance leases include office and computer equipment leases. Our finance leases are not significant. Our leases have remaining lease terms up to 7 years, some of which include options to extend the leases for up to 5 years, which may include options to terminate the leases within 1 year. Operating costs associated with leased assets are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost (1)	$5,636	$6,261	$11,697	$13,014
Less: Sublease income	(74)	(166)	(157)	(769)
Total operating lease costs	$5,562	$6,095	$11,540	$12,245
(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statements of operations.

Supplemental cash flow information for operating leases is as follows:

(In thousands)	Six Months Ended June 30,
	2021	2020
Operating cash flows from operating leases	$10,083	$13,953
Right-of-use assets obtained in exchange for operating lease obligations	$0	$21,963

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	June 30, 2021	December 31, 2020
Right-of-use assets - operating leases	$75,052	$96,601
Current operating lease liabilities	$19,662	$22,264
Long-term operating lease liabilities	$71,597	$93,463
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	3.3%	3.6%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of June 30, 2021.

June 30, 2021
(In thousands)	Operating Leases
Remainder of 2021	$11,590
2022	21,348
2023	19,547
2024	14,114
2025	12,764
Thereafter	20,104
Total lease liabilities	99,467
Less: Amount representing interest	(8,208)
Less: Short-term lease liabilities	(19,662)
Total long-term lease liabilities	$71,597

5. Business Combinations and Divestitures

Acquisitions

On July 2, 2019, we acquired the Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology (“ACC”) as part of our broader strategic partnership with the ACC. The total purchase price was $19.7 million, consisting of an initial payment of $11.7 million plus up to an aggregate of $8.0 million pending the attainment of certain milestones over the next 18 months. The contingent consideration of up to $8.0 million was valued at $5.0 million at the time of closing. As part of this partnership, we operate Pinnacle and Diabetes Collaborative Registries, which extends our EHR-enabled ambulatory network to create a large-scale chronic disease network. During the first quarter of 2021, we extended the ACC earnout agreement to June 30, 2021. In the second quarter of 2021, we paid $0.9 million related to the earnout agreement. The remaining payment was accrued as contingent consideration within our consolidated financial statements. Refer to Note 6, “Fair Value Measurements and Long-term Investments” for additional information regarding the contingent consideration. The business is included in our Data, Analytics and Care Coordination business segment.

Divestitures

On December 31, 2020, we completed the sale of substantially all of the assets of our CarePort business to a subsidiary of WellSky Corp., a Delaware corporation (“WellSky”), pursuant to a purchase agreement (the “CarePort Purchase Agreement”). The total consideration for CarePort was $1.35 billion, which was subject to certain adjustments for liabilities assumed by WellSky and net working capital as described in the CarePort Purchase Agreement. We realized a pre-tax gain upon the sale of $933.9 million, which was included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. For the six months ended June 30, 2021, we recorded a $0.6 million gain that primarily related to net working capital adjustments in the Gain on sale of discontinued operations line in our consolidated statements of operations. The divestiture was treated as a discontinued operation as of December 31, 2020. Refer to Note 15, “Discontinued Operations” for additional information. On December 31, 2020, we repaid $161.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:
	Balance Sheet	June 30, 2021				December 31, 2020
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$0	$0	$0	$0	$1,509	$0	$1,509
Total assets		$0	$0	$0	$0	$0	$1,509	$0	$1,509

Contingent consideration - current	Accrued expenses	$0	$0	$153	$153	$0	$0	$1,011	$1,011
Total liabilities		$0	$0	$153	$153	$0	$0	$1,011	$1,011

The changes in our Level 3 liability measured at fair value on a recurring basis at June 30, 2021 is summarized as follows:
(In thousands)	Contingent Consideration
Balance at December 31, 2020	$1,011
Payments	(858)
Balance at June 30, 2021	$153

The following table summarizes the quantitative information about our Level 3 fair value measurements at June 30, 2021:

	June 30, 2021
(In thousands, except the discount rate)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Financial instruments:
Contingent consideration	$153	Probability Weighted Discounted cash flow	Discount rate	5.3% to 5.5%	5.4%
			Registry members	0 to 1,551	776
			Patient data volume	0 to 52,845	26,422
			Projected year of payment	2021
Total financial instruments	$153
(1)	The weighted average is calculated based upon the absolute fair value of the instruments.

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at June 30, 2021	Cost	June 30, 2021	December 31, 2020
Equity method investments (1)	3	$7,099	$10,438	$10,744
Cost less impairment	8	37,568	37,976	25,059
Total long-term equity investments	11	$44,667	$48,414	$35,803
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

During the three and six months ended June 30, 2021, one of our third-party cost method investments converted its notes and we received 475 thousand shares as a result of the conversion. We also revalued our existing investment based on the note conversion share price. The note conversion and the revaluation of the existing investment resulted in a $9.7 million gain, which is included in the Other income (loss), net line in our consolidated statements of operations for the three and six months ended June 30, 2021.

During the six months ended June 30, 2020, we recorded a $16.8 million gain from the sale of a third-party equity method investment.

As of June 30, 2021, it is not possible to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. Based on our assessment, we determined no impairment charges were necessary for the six months ended June 30, 2021.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as described in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2021 and 2020 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost of revenue:
Software delivery, support and maintenance	$311	$343	$807	$918
Client services	967	808	2,346	1,899
Total cost of revenue	1,278	1,151	3,153	2,817
Selling, general and administrative expenses	7,551	5,081	15,594	12,123
Research and development	1,554	1,428	3,467	3,823
Total stock-based compensation expense	$10,383	$7,660	$22,214	$18,763

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and six months ended June 30, 2021 and 2020.

We granted stock-based awards as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	1,963	$15.41	2,445	$15.36
Performance-based restricted stock units with a service condition	0	$0.00	235	$15.16
Market-based restricted stock units with a service condition	0	$0.00	235	$17.19
	1,963	$15.41	2,915	$15.49

During the six months ended June 30, 2021 and the year ended December 31, 2020, 2.1 million and 1.9 million shares of common stock, respectively, were issued in connection with the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the six months ended June 30, 2021 and 2020 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2021 and 2020 were 895 thousand and 764 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 18, 2020, we announced that our Board approved a stock purchase program (the “2020 Program”) under which we may repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced a previous program. During the three and six months ended June 30, 2021, we repurchased 5.6 million shares of our common stock under the 2020 Program. This is inclusive of the shares we received at final settlement of the accelerated share repurchase program we entered into on November 30, 2020, described below. During the six months ended June 30, 2020, we repurchased 1.5 million shares of our common stock under the previous program for a total of $9.7 million. We repurchased no shares during the three months ended June 30, 2020.

On May 26, 2021, we announced that our Board approved a new stock purchase program (the “2021 Program”) under which we may repurchase up to $350 million of our common stock. The 2021 Program replaced the 2020 Program and does not have a termination date. During the three months ended June 30, 2021, we repurchased 11.5 million shares of our common stock under the 2021 Program. This is inclusive of the shares we received at initial settlement of the accelerated share repurchase program entered into on June 14, 2021, described below.

On November 30, 2020, we entered into separate Master Confirmations (each, a “Master Confirmation”) and Supplemental Confirmations (each, together with the related Master Confirmation, an “ASR Agreement”), with JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association (each, an “ASR Counterparty”, or collectively, “ASR Counterparties”), to purchase shares of our common stock for a total payment of $200.0 million (the “Prepayment Amount”). Under the terms of the ASR Agreements, on November 30, 2020, we paid the Prepayment Amount to the ASR Counterparties and received on December 2, 2020 an initial delivery of approximately 11.7 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the ASR Agreements if the final purchase price per share equaled the closing price of our common stock on November 30, 2020. These repurchased shares became treasury shares and were recorded as a $165.7 million reduction to stockholders’ equity. The remaining $34.3 million of the Prepayment Amount was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our common stock. The total number of shares received under the ASR Agreements, after final settlement, was based on the average daily volume weighted average price of our common stock during the repurchase period, less an agreed upon discount. Final settlement of the ASR Agreements occurred in May 2021, resulting in the receipt of 1.6 million additional shares, which yielded a weighted-average share repurchase price of approximately $15.07 for the repurchase period.

On June 14, 2021, we entered into Supplemental Confirmations (each, a “June 2021 Supplemental Confirmation”) to the Master Confirmations dated November 30, 2020 (each, as supplemented by the corresponding June 2021 Supplemental Confirmation, a “June 2021 ASR Agreement”), with each of the ASR Counterparties, to purchase shares of our common stock for a total payment of $200.0 million (the “June 2021 Prepayment Amount”). Under the terms of the June 2021 ASR Agreements, on June 14, 2021, we paid the June 2021 Prepayment Amount to the ASR Counterparties and received on June 16, 2021 an initial delivery of approximately 9.1 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the June 2021 ASR Agreements if the final purchase price per share equaled the closing price of our common stock on June 14, 2021. These repurchased shares became treasury shares and were recorded as a $161.2 million reduction to stockholders’ equity. The remaining $38.8 million of the June 2021 Prepayment Amount was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our common stock. We excluded the potential share impact of any remaining shares subject to repurchase from the computation of diluted earnings per share as these shares would be anti-dilutive as of June 30, 2021. The approximate dollar value of shares of our common stock that may yet be purchased under the 2021 Program following the June 2021 ASR Agreements was $108.4 million as of June 30, 2021.

At final settlement, depending on the final purchase price per share, the ASR Counterparties may be required to deliver additional shares of our common stock to the Company, or, under certain circumstances, we may be required to make a cash payment to each ASR Counterparty or may elect to deliver the equivalent value in shares of our common stock. The final purchase price per share under each June 2021 ASR Agreement will generally be based on the average of daily volume weighted average prices of shares of our common stock during a term set forth in the June 2021 ASR Agreements. The June 2021 ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the June 2021 ASR Agreements may be accelerated, extended or terminated early by the ASR Counterparties and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the June 2021 ASR Agreements is expected to be completed during the fourth quarter of 2021, although the settlement may be accelerated at the ASR Counterparties’ option.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Basic earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$21,905	$(21,579)	$30,498	$(53,964)
Income from discontinued operations, net of tax	21	13,974	485	26,005
Net income (loss)	$21,926	$(7,605)	$30,983	$(27,959)

Weighted-average common shares outstanding	136,647	162,682	138,409	162,571

Basic earnings (loss) from continuing operations per Common Share	$0.16	$(0.13)	$0.22	$(0.33)
Basic earnings from discontinued operations per Common Share	0.00	0.08	0.00	0.16
Net earnings (loss) per Common Share	$0.16	$(0.05)	$0.22	$(0.17)

Diluted earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$21,905	$(21,579)	$30,498	$(53,964)
Income from discontinued operations, net of tax	21	13,974	485	26,005
Net income (loss)	$21,926	$(7,605)	$30,983	$(27,959)

Weighted-average common shares outstanding	136,647	162,682	138,409	162,571
Plus: Dilutive effect of restricted stock unit awards and warrants	8,624	0	8,839	0
Weighted-average common shares outstanding assuming dilution	145,271	162,682	147,248	162,571

Diluted earnings (loss) from continuing operations per Common Share	$0.15	$(0.13)	$0.21	$(0.33)
Diluted earnings from discontinued operations per Common Share	0.00	0.08	0.00	0.16
Net earnings (loss) per Common Share	$0.15	$(0.05)	$0.21	$(0.17)

Due to the net loss for the three and six months ended June 30, 2020, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share, since the inclusion of any stock equivalents would be anti-dilutive.

The following restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Shares subject to anti-dilutive restricted stock unit awards and warrants excluded from calculation	1,502	50,988	1,501	49,304

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:
	June 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$535,156	$(479,059)	$56,097	$535,092	$(465,292)	$69,800
Customer contracts and relationships	674,347	(521,186)	153,161	674,336	(509,534)	164,802
Total	$1,209,503	$(1,000,245)	$209,258	$1,209,428	$(974,826)	$234,602

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			974,834			974,729
Total			$1,026,834			$1,026,729

Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2021 were as follows:
(In thousands)	Core Clinical and Financial Solutions	Data, Analytics and Care Coordination	Total
Balance as of December 31, 2020	735,502	239,227	974,729
Foreign exchange translation	105	0	105
Balance as of June 30, 2021	$735,607	$239,227	$974,834

There were no accumulated impairment losses associated with goodwill as of June 30, 2021 and December 31, 2020.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	June 30, 2021			December 31, 2020
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$167,853	$(6,099)	$173,952	$167,853	$(3,166)	$171,019
Senior Secured Credit Facility	250,000	2,640	247,360	0	3,432	(3,432)
Total debt	$417,853	$(3,459)	$421,312	$167,853	$266	$167,587
(1)	Principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital.

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Interest expense	$1,079	$4,599	$2,367	$9,548
Amortization of discounts and debt issuance costs	1,870	5,715	3,725	11,431
Total interest expense	$2,949	$10,314	$6,092	$20,979

Interest expense related to the 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes (which matured and were repaid in full on July 1, 2020), included in the table above, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Coupon interest	$455	$1,555	$910	$3,110
Amortization of discounts and debt issuance costs	1,474	5,288	2,933	10,576
Total interest expense related to the convertible notes	$1,929	$6,843	$3,843	$13,686

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

As of June 30, 2021, $250.0 million under the Revolving Facility and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of June 30, 2021, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 1.50%, which totaled 1.60%. We were in compliance with all covenants under the Second Amended Credit Agreement as of June 30, 2021.

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

As of June 30, 2021, we had $649.0 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

0.875% Convertible Senior Notes

The issuance in December 2019 of the combined $218.0  million aggregate principal amount of the 0.875% Convertible Senior Notes resulted in $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes, including any discounts and issuance costs, by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The semi-annual interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9  million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1  million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2  million in paid capped call fees and an allocation of $1.1  million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. In June 2020, we paid $7.7 million to repurchase $10.1 million of the aggregate principal amount of the 0.875% Convertible Senior Notes, which resulted in a $0.5 million gain. In connection with the repurchase, the capped call transaction was partially terminated, and we received $0.3 million, which resulted in a recognition of $0.8 million in equity to offset the capped call fees and a $0.5 million loss. The remaining principal amount of the 0.875% Convertible Senior Notes at June 30, 2021 totaled $207.9 million. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, at June 30, 2021 totaled $13.6 million.

Future Debt Payments

The following table summarizes future debt payment obligations as of June 30, 2021:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Revolving Facility (2)	250,000	0	0	250,000	0	0	0
Total debt	$457,911	$0	$0	$250,000	$0	$0	$207,911
(1)	Amount represents face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portion.
(2)	Assumes no additional borrowings after June 30, 2021, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$24,097	$(19,570)	$35,353	$(56,489)
Income tax (provision) benefit	$(2,192)	$(2,009)	$(4,855)	$2,525
Effective tax rate	9.1%	(10.3%)	13.7%	4.5%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items including a windfall benefit of $4.6 million for the six months ended June 30, 2021 and a shortfall expense of $6.9 million for the six months ended June 30, 2020. Our effective tax rate for the three and six months ended June 30, 2021, compared with the prior year comparable periods, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $24.1 million and $35.4 million in the three and six months ended June 30, 2021, respectively, compared to the impact of these items on a pre-tax loss of $19.6 million and $56.5 million for the three and six months ended June 30, 2020, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the six months ended June 30, 2021, we released valuation allowances of $0.1 million related to U.S. and foreign net operating loss carryforwards.

Our unrecognized income tax benefits were $30.1 million and $28.9 million as of June 30, 2021 and December 31, 2020, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	June 30, 2021
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0
Total derivatives		$0

	December 31, 2020
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,509
Total derivatives		$1,509

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of June 30, 2021, we had no forward contracts outstanding. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Foreign exchange contracts	$(54)	$121	Cost of Revenue	$290	$611
			Selling, general and administrative expenses	167	351
			Research and development	$317	$668

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Foreign exchange contracts	$991	$518	Cost of Revenue	$(36)	$(36)
			Selling, general and administrative expenses	(18)	(18)
			Research and development	$(38)	$(38)

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2020 (1)	$(2,957)	$1,119	$(1,838)
Other comprehensive income (loss) before reclassifications	520	90	610
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(1,209)	(1,209)
Net other comprehensive income (loss)	520	(1,119)	(599)
Balance as of June 30, 2021	$(2,437)	$0	$(2,437)
(1)	Net of taxes of $390 thousand for unrealized net gains on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2019 (1)	$(4,392)	$0	$(4,392)
Other comprehensive (loss) income before reclassifications	(1,594)	384	(1,210)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	69	69
Net other comprehensive income (loss)	(1,594)	453	(1,141)
Balance as of June 30, 2020 (2)	$(5,986)	$453	$(5,533)
(1)	Net of taxes of $149 thousand arising from the revaluation of tax effects included in AOCI.
(2)	Net of taxes of $158 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2021			2020
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$421	$0	$421	$918	$0	$918
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(54)	14	(40)	991	(256)	735
Net (gains) losses reclassified into income	(774)	200	(574)	93	(24)	69
Net change in unrealized (losses) gains on foreign exchange contracts	(828)	214	(614)	1,084	(280)	804
Other comprehensive (loss) income	$(407)	$214	$(193)	$2,002	$(280)	$1,722

	Six Months Ended June 30,
	2021			2020
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$520	$0	$520	$(1,594)	$0	$(1,594)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	121	(31)	90	518	(134)	384
Net (gains) losses reclassified into income	(1,630)	421	(1,209)	93	(24)	69
Net change in unrealized (losses) gains on foreign exchange contracts	(1,509)	390	(1,119)	611	(158)	453
Other comprehensive (loss) income	$(989)	$390	$(599)	$(983)	$(158)	$(1,141)

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

The following table summarizes the major classes of assets and liabilities of EPSi and CarePort, as reported on the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Carrying amounts of major classes of liabilities associated with EPSi and CarePort included as part of discontinued operations:
Accrued expenses	$2,670	$6,669
Income tax payable	0	316,142
Total current liabilities attributable to discontinued operations	$2,670	$322,811

The following table summarizes the major income and expense line items of EPSi and CarePort as reported in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. The activity during the three and six months ended June 30, 2021 relates to certain adjustments made in connection with the sale of EPSi and CarePort, primarily of which relates to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Major income and expense line items related to EPSi and CarePort:
Revenue:
Software delivery, support and maintenance	$363	$32,431	$0	$63,913
Client services	5	4,488	0	8,366
Total revenue	368	36,919	0	72,279
Cost of revenue:
Software delivery, support and maintenance	294	3,113	(193)	6,354
Client services	22	4,313	145	8,878
Amortization of software development and acquisition-related assets	0	2,607	0	5,124
Total cost of revenue	316	10,033	(48)	20,356
Gross profit	52	26,886	48	51,923
Selling, general and administrative expenses	9	4,722	74	9,186
Research and development	8	2,237	(32)	5,015
Amortization of intangible assets	0	8	0	15
Income from discontinued operations for EPSi and CarePort	35	19,919	6	37,707
Interest expense	0	(1,081)	0	(2,639)
Other income, net	1	0	1	0
Gain on sale of discontinued operations	0	0	647	0
Income from discontinued operations for EPSi and CarePort before income taxes (1)	36	18,838	654	35,068
Income tax provision	(15)	(4,864)	(169)	(9,051)
Income from discontinued operations, net of tax for EPSi and CarePort (2)	$21	$13,974	$485	$26,017

(1)  Income from discontinued operations for EPSi and CarePort does not agree to the consolidated statements of operations for the six months ended June 30, 2020, due to residual amounts related to Netsmart (as defined below). Refer to Note 17, “Supplemental Disclosures” for additional information.

(2)  Income from discontinued operations, net of tax for EPSi and CarePort does not agree to the consolidated statements of operations for the six months ended June 30, 2020 due to residual amounts related to Netsmart (as defined below). Refer to Note 17, Supplemental Disclosures” for additional information.

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

As of June 30, 2021, we had two operating segments. The operating segments are equivalent to the reportable segments. The Core Clinical and Financial Solutions segment derives its revenue from the sale of software applications for patient engagement, integrated clinical and financial management solutions, which primarily include EHR-related software, financial and practice management software, related installation, support and maintenance, outsourcing, private cloud hosting and revenue cycle management. The Data, Analytics and Care Coordination segment derives its revenue from the sale of practice reimbursement and payer and life sciences solutions, which are mainly targeted at physician practices, payers, life sciences companies and other key healthcare stakeholders. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The “Unallocated Amounts” category consists of transfer pricing revenues and as of January 1, 2021 also includes certain corporate-related expenses.

Our chief operating decision maker uses segment revenues, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Core Clinical and Financial Solutions	$310,148	$311,099	$619,313	$631,431
Data, Analytics and Care Coordination	67,860	60,498	131,425	123,929
Unallocated Amounts	(4,294)	(2,293)	(8,672)	(4,692)
Total revenue	$373,714	$369,304	$742,066	$750,668

Gross profit:
Core Clinical and Financial Solutions	$118,787	$108,522	$238,749	$208,956
Data, Analytics and Care Coordination	32,966	29,076	63,049	60,578
Unallocated Amounts	0	0	0	0
Total gross profit	$151,753	$137,598	$301,798	$269,534

Income (loss) from operations:
Core Clinical and Financial Solutions	$11,947	$(15,834)	$29,552	$(36,546)
Data, Analytics and Care Coordination	2,875	(8,831)	3,257	(15,095)
Unallocated Amounts	(4,447)	0	(9,094)	0
Total income (loss) from operations	$10,375	$(24,665)	$23,715	$(51,641)

17. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of June 30, 2021 represents lease deposits. The majority of the restricted cash balance as of June 30, 2020 represents lease deposits and an escrow account established as part of the acquisition of Netsmart LLC (“Netsmart”) in 2016, to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	June 30,
(In thousands)	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$229,254	$199,004
Restricted cash	2,129	6,194
Total cash, cash equivalents and restricted cash	$231,383	$205,198

	Six Months Ended June 30,
(In thousands)	2021	2020
Supplemental non-cash information:
Issuance of treasury stock to commercial partner	$534	$752

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, and statements regarding our expected future investment in research and development efforts. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to: our ability to achieve the margin targets associated with our margin improvement initiatives within the contemplated time periods, if at all; the magnitude, severity and duration of the COVID-19 pandemic, including the impacts of the pandemic, along with the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services ransomware or other Internet-based attacks; our use of the proceeds from the sale of our EPSi and CarePort businesses; the failure by Practice Fusion to comply with the terms of the settlement agreements with the U.S. Department of Justice (the “DOJ”); the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; our ability to recover from third parties (including insurers) any amounts paid in connection with Practice Fusion’s settlement agreements with the DOJ and related inquiries; the expected financial results of businesses acquired by us; the successful integration of businesses recently acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our Enterprise Information Solutions business; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; the failure of markets in which we operate to develop as quickly as expected; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; our ability to maintain and expand our business with existing clients or effectively transition clients to newer products; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; risks associated with investments and acquisitions; the performance of our products; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third-party technologies; risks related to global operations; variability of our quarterly operating results; risks related to our outstanding indebtedness; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; asset and long-term investment impairment charges; and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers face the acuity of the COVID-19 crisis, as well as an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight has impacted and could continue to impact our clients and our business. Most recently, the passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration oversight of EHRs, and the ensuing regulations on data blocking and interoperability were released by the Department of Health and Human Services (“HHS”) in March 2020 and became applicable under Office of the National Coordinator for Health Information Technology oversight in April 2021. Additional regulatory clarity will come with the final rule expected shortly from the HHS Office of the Inspector General. Some aspects of the new regulations will have a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts will need to complete development work to satisfy the revised and new certification criterion, and we and our clients will continue making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

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

Allscripts, along with other health IT vendors, has been asked by the White House, HHS, the CDC, and state and local governments to support public health efforts to contain the pandemic by expanding COVID-19 reporting options available to our clients. Our technology has been instrumental to the provision of high-quality care, aiding not only public health surveillance but also in clinical decision support interventions to aid in triage, diagnosis and treatment; information exchange as patients are moved from site to site and/or discharged; predictive analytics based on local data for surge anticipation and vaccine management; and research based on real-world data informing the world’s evolving understanding of post-acute sequelae of COVID-19 syndrome (known colloquially as Long COVID).

However, the COVID-19 pandemic negatively impacted revenue for the three and six months ended June 30, 2021, as we saw delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. During 2020, we implemented cost reduction actions across all functional disciplines of the Company, including headcount reductions and temporary salary measures. We believe the cost reduction actions that were implemented in 2020 and our current liquidity provide us with operating and financial flexibility to assist us in navigating through this uncertain environment.

The extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. Future developments include new information that may emerge concerning the duration and severity of the COVID-19 pandemic, resurgences or additional “waves” of outbreaks of COVID-19 in various jurisdictions (including new lineages of the virus), the impact of COVID-19 on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy, and the availability, effectiveness and public acceptance of vaccines.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates from those previously disclosed in our Form 10-K.

Second Quarter 2021 Summary

During the second quarter of 2021, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, increasing operating margins, improving our competitive position by expanding the depth and breadth of our products and integrating recent acquisitions. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations, and such efforts are ongoing.

Total revenue for the second quarter of 2021 was $374 million, an increase of $4 million compared to the second quarter of 2020. For the three months ended June 30, 2021, software delivery, support and maintenance revenue and client services revenue were $220 million and $154 million, respectively, compared with $224 million and $146 million, respectively, during the three months ended June 30, 2020. Gross profit for the second quarter of 2021 was $152 million, an increase of $14 million compared to the second quarter of 2020. Gross margin increased to 40.6% in the second quarter of 2021 compared to a 37.3% gross margin in the second quarter of 2020.

Our contract backlog as of June 30, 2021 was $3.9 billion, which decreased compared with our contract backlog of $4.1 billion as of December 31, 2020 and June 30, 2020.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private cloud hosting, outsourcing and subscription-based services, totaled $180 million for the three months ended June 30, 2021, which represents an increase of 10% over the comparable prior period amount of $164 million and a decrease of 7% from the first quarter 2021 amount of $194 million.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Revenue:
Software delivery, support and maintenance	$219,610	$223,591	(1.8%)	$442,301	$455,731	(2.9%)
Client services	154,104	145,713	5.8%	299,765	294,937	1.6%
Total revenue	373,714	369,304	1.2%	742,066	750,668	(1.1%)
Cost of revenue:
Software delivery, support and maintenance	69,303	71,130	(2.6%)	140,034	144,214	(2.9%)
Client services	122,597	131,171	(6.5%)	240,684	279,391	(13.9%)
Amortization of software development and acquisition-related assets	30,061	29,405	2.2%	59,550	57,529	3.5%
Total cost of revenue	221,961	231,706	(4.2%)	440,268	481,134	(8.5%)
Gross profit	151,753	137,598	10.3%	301,798	269,534	12.0%
Gross margin %	40.6%	37.3%		40.7%	35.9%
Selling, general and administrative expenses	79,090	109,897	(28.0%)	160,798	202,722	(20.7%)
Research and development	51,219	46,045	11.2%	100,392	105,422	(4.8%)
Asset impairment charges	5,244	0	NM	5,244	0	NM
Amortization of intangible and acquisition-related assets	5,825	6,321	(7.8%)	11,649	13,031	(10.6%)
Income (loss) from operations	10,375	(24,665)	142.1%	23,715	(51,641)	145.9%
Interest expense	(2,949)	(10,314)	(71.4%)	(6,092)	(20,979)	(71.0%)
Other income (loss), net	16,757	(875)	NM	17,794	(353)	NM
Impairment of long-term investments	0	(550)	(100.0%)	0	(550)	(100.0%)
Equity in net (loss) income of unconsolidated investments	(86)	16,834	(100.5%)	(64)	17,034	(100.4%)
Income (loss) from continuing operations before income taxes	24,097	(19,570)	NM	35,353	(56,489)	162.6%
Income tax (provision) benefit	(2,192)	(2,009)	9.1%	(4,855)	2,525	NM
Effective tax rate	9.1%	(10.3%)		13.7%	4.5%
Income (loss) from continuing operations, net of tax	21,905	(21,579)	NM	30,498	(53,964)	156.5%
Income from discontinued operations	36	18,838	(99.8%)	7	35,056	(100.0%)
Gain on sale of discontinued operations	0	0	NM	647	0	NM
Income tax effect on discontinued operations	(15)	(4,864)	(99.7%)	(169)	(9,051)	(98.1%)
Income from discontinued operations, net of tax	21	13,974	(99.8%)	485	26,005	(98.1%)
Net income (loss)	$21,926	$(7,605)	NM	$30,983	$(27,959)	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Revenue:
Recurring revenue	$303,644	$303,196	0.1%	$599,292	$613,177	(2.3%)
Non-recurring revenue	70,070	66,108	6.0%	142,774	137,491	3.8%
Total revenue	$373,714	$369,304	1.2%	$742,066	$750,668	(1.1%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

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

Recurring revenue was flat for the three months ended June 30, 2021 compared to the prior year comparable period, reflecting increases in recurring transaction-related revenues and managed services revenues, which were mostly offset by attrition. Recurring revenue decreased for the six months ended June 30, 2021 compared to the prior year comparable period, primarily due to attrition. The decrease was partially offset by an increase in recurring transaction-related revenues. Non-recurring revenue increased for the three and six months ended June 30, 2021 compared to the prior year comparable periods, primarily due to non-recurring transaction-related revenues and client services revenues. The increase was partially offset by a decrease in upfront software revenues.

The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during both the three and six months ended June 30, 2021 and 82% and 18%, respectively, during both the three and six months ended June 30, 2020.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Total cost of revenue	$221,961	$231,706	(4.2%)	$440,268	$481,134	(8.5%)
Gross profit	$151,753	$137,598	10.3%	$301,798	$269,534	12.0%
Gross margin %	40.6%	37.3%		40.7%	35.9%
Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Gross profit and margin increased during the three and six months ended June 30, 2021 compared with the prior year comparable periods, primarily due to the increase in recurring managed services revenues, the increase in transaction-related revenues, the decrease in hosting costs and the cost reduction initiatives implemented throughout 2020. The increase was partially offset by attrition.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Selling, general and administrative expenses	$79,090	$109,897	(28.0%)	$160,798	$202,722	(20.7%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Selling, general and administrative expenses decreased during the three and six months ended June 30, 2021, compared with the prior year comparable periods, primarily due to lower legal costs and the impact of the cost reduction initiatives implemented throughout 2020.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Research and development	$51,219	$46,045	11.2%	$100,392	$105,422	(4.8%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Research and development expenses increased during the three months ended June 30, 2021 compared with the prior year comparable period, primarily due to a decrease in the amount of capitalized software costs. Research and development expenses decreased for the six months ended June 30, 2021 compared with the prior year comparable period, primarily due to the impact of the cost reduction initiatives implemented throughout 2020.

Asset Impairment Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Asset impairment charges	$5,244	$0	NM	$5,244	$0	NM

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Asset impairment charges for the three and six months ended June 30, 2021 were due to the write-off of deferred costs related to our private cloud hosting operations.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Amortization of intangible and acquisition-related assets	$5,825	$6,321	(7.8%)	$11,649	$13,031	(10.6%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

The decrease in amortization expense for the three and six months ended June 30, 2021, compared with the prior year comparable periods, was due to normal amortization expense and certain intangible assets being fully amortized in 2020.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Interest expense	$2,949	$10,314	(71.4%)	$6,092	$20,979	(71.0%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Interest expense decreased during the three and six months ended June 30, 2021 compared to the prior year comparable periods due to lower outstanding debt levels during the current year. The 1.25% Cash Convertible Senior Notes matured and were repaid in full in the third quarter of 2020. The senior secured credit facility was repaid in full in the fourth quarter of 2020. In June 2021, we borrowed $250.0 million from the senior secured revolving facility (“Revolving Facility”); however this had a minimal impact on interest expense for the comparable periods.

Other Income (Loss), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Other income (loss), net	$16,757	$(875)	NM	$17,794	$(353)	NM

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Other income (loss), net for the three and six months ended June 30, 2021 and 2020 consisted of a combination of interest income and miscellaneous receipts and expenses. The large increase in income in 2021 was primarily due to a $5.0 million distribution received from the Practice Fusion escrow account related to the settlement agreements with the DOJ, a $9.7 million gain as a result of a note conversion and the revaluation of our existing investment with a third-party cost method investment, and a $1.4 million distribution received from a third-party cost method investment.

Impairment of Long-term Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Impairment of long-term investments	$0	$(550)	(100.0%)	$0	$(550)	(100.0%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

During the three and six months ended June 30, 2020, we recorded a $0.6 million impairment for a third-party equity-method investment.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Equity in net (loss) income of unconsolidated investments	$(86)	$16,834	(100.5%)	$(64)	$17,034	(100.4%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Equity in net (loss) income of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag. During the three and six months ended June 30, 2020, we recorded a $16.8 million gain from the sale of a third-party equity method investment.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Income tax (provision) benefit	$(2,192)	$(2,009)	9.1%	$(4,855)	$2,525	NM
Effective tax rate	9.1%	(10.3%)		13.7%	4.5%

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2021, compared with the prior year comparable periods, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $24.1 million and $35.4 million in the three and six months ended June 30, 2021, respectively, compared to the impacts of these items on a pre-tax loss of $19.6 million and $56.5 million for the three and six months ended June 30, 2020, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the six months ended June 30, 2021, we released valuation allowances of $0.1 million related to U.S. and foreign net operating loss carryforwards.

Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Income from discontinued operations	$36	$18,838	(99.8%)	$7	$35,056	(100.0%)
Gain on sale of discontinued operations	0	0	NM	647	0	NM
Income tax effect on discontinued operations	(15)	(4,864)	(99.7%)	(169)	(9,051)	(98.1%)
Income from discontinued operations, net of tax	$21	$13,974	(99.8%)	$485	$26,005	(98.1%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

On October 15, 2020 and December 31, 2020, we completed the sale of the EPSi and CarePort businesses, respectively. Prior to the sale of EPSi, it was part of the Unallocated category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. Prior to the sale of CarePort, it was part of the Data, Analytics and Care Coordination reportable segment. Both businesses were part of the same strategic initiative and were sold within the same period, and given that the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results, we reported them together as discontinued operations for all periods presented. The income from discontinued operations during the three and six months ended June 30, 2020 represents income generated from both EPSi and CarePort. The gain on sale of discontinued operations during the three and six months ended June 30, 2021 primarily represents net working capital adjustments to the gain from the sale of CarePort. Refer to Note 15, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Segment Operations

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Revenue:
Core Clinical and Financial Solutions	$310,148	$311,099	(0.3%)	$619,313	$631,431	(1.9%)
Data, Analytics and Care Coordination	67,860	60,498	12.2%	131,425	123,929	6.0%
Unallocated Amounts	(4,294)	(2,293)	87.3%	(8,672)	(4,692)	84.8%
Total revenue	$373,714	$369,304	1.2%	$742,066	$750,668	(1.1%)

Gross Profit:
Core Clinical and Financial Solutions	$118,787	$108,522	9.5%	$238,749	$208,956	14.3%
Data, Analytics and Care Coordination	32,966	29,076	13.4%	63,049	60,578	4.1%
Unallocated Amounts	0	0	NM	0	0	NM
Total gross profit	$151,753	$137,598	10.3%	$301,798	$269,534	12.0%

Income (loss) from operations:
Core Clinical and Financial Solutions	$11,947	$(15,834)	175.5%	$29,552	$(36,546)	180.9%
Data, Analytics and Care Coordination	2,875	(8,831)	132.6%	3,257	(15,095)	121.6%
Unallocated Amounts	(4,447)	0	NM	(9,094)	0	NM
Total income (loss) from operations	$10,375	$(24,665)	142.1%	$23,715	$(51,641)	145.9%

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Revenue	$310,148	$311,099	(0.3%)	$619,313	$631,431	(1.9%)
Gross profit	$118,787	$108,522	9.5%	$238,749	$208,956	14.3%
Gross margin %	38.3%	34.9%		38.6%	33.1%
Income (loss) from operations	$11,947	$(15,834)	175.5%	$29,552	$(36,546)	180.9%
Operating margin %	3.9%	(5.1%)		4.8%	(5.8%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Core Clinical and Financial Solutions revenue decreased during the three and six months ended June 30, 2021, compared with the prior year comparable periods, primarily due to lower upfront software revenues and attrition.

Gross profit and margin increased during the three and six months ended June 30, 2021, compared with the prior year comparable periods, primarily due to the decrease in hosting costs and the cost reduction initiatives implemented throughout 2020. The increase was partially offset by the previously mentioned attrition.

Income from operations and operating margin increased for the three and six months ended June 30, 2021, compared with the prior year comparable periods, primarily due to the increase in gross profit and the cost reduction initiatives implemented throughout 2020. The increase was partially offset by the asset impairment charges related to our private cloud hosting operations.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Revenue	$67,860	$60,498	12.2%	$131,425	$123,929	6.0%
Gross profit	$32,966	$29,076	13.4%	$63,049	$60,578	4.1%
Gross margin %	48.6%	48.1%		48.0%	48.9%
Income (loss) from operations	$2,875	$(8,831)	132.6%	$3,257	$(15,095)	121.6%
Operating margin %	4.2%	(14.6%)		2.5%	(12.2%)

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Data, Analytics and Care Coordination revenue increased for the three and six months ended June 30, 2021 compared with the prior year comparable periods, due to an increase in subscription and transaction-related revenues. The increase for the six months ended June 30, 2021 was partially offset by a decrease in services revenues.

Gross profit increased during the three and six months ended June 30, 2021 compared with the prior year comparable periods, primarily due to an increase in revenues and revenue mix. Gross margin increased slightly during the three months ended June 30, 2021 compared with the prior year comparable period, due to the previously mentioned items for the increase in gross profit. Gross margin decreased slightly during the six months ended June 30, 2021 compared with the prior year comparable period, primarily due to higher capitalized software amortization that was slightly offset by the previously mentioned revenue mix.

Income from operations and operating margin increased during the three and six months ended June 30, 2021 compared with the prior year comparable periods, primarily due to lower capitalized software costs and the cost reduction initiatives implemented throughout 2020.

Unallocated Amounts

The “Unallocated Amounts” category consists of transfer pricing revenues and as of January 1, 2021 also includes certain corporate-related expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Revenue	$(4,294)	$(2,293)	(87.3%)	$(8,672)	$(4,692)	(84.8%)
Gross profit	$0	$0	NM	$0	$0	NM
Gross margin %	0.0%	0.0%		0.0%	0.0%
Loss from operations	$(4,447)	$0	NM	$(9,094)	$0	NM
Operating margin %	103.6%	0.0%		104.9%	0.0%

Three and Six Months Ended June 30, 2021 Compared with the Three and Six Months Ended June 30, 2020

Revenue decreased during the three and six months ended June 30, 2021, compared with the prior year comparable periods, primarily due to an increase in transfer pricing revenues.

Loss from operations during the three and six months ended June 30, 2021 includes certain general and administrative corporate expenses.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. June 30, 2021
(In millions)	As of June 30, 2021	As of December 31, 2020	As of June 30, 2020	December 31, 2020	June 30, 2020
Software delivery, support and maintenance	$2,038	$2,153	$2,234	(5.3%)	(8.8%)
Client services	1,825	1,918	1,898	(4.8%)	(3.8%)
Total contract backlog	$3,863	$4,071	$4,132	(5.1%)	(6.5%)

Total contract backlog as of June 30, 2021 decreased compared with December 31, 2020 and June 30, 2020. Total contract backlog can fluctuate between periods based on the level of revenue and bookings, as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties, and divestitures. As of June 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $231 million and available borrowing capacity of $649 million under our Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2021	2020	$ Change
Net income (loss)	$30,983	$(27,959)	$58,942
Less: Income from discontinued operations	485	26,005	(25,520)
Income (loss) from continuing operations	$30,498	$(53,964)	84,462
Non-cash adjustments to net income (loss)	100,861	100,596	265
Cash impact of changes in operating assets and liabilities	(6,204)	(66,363)	60,159
Net cash provided by (used in) operating activities - continuing operations	125,155	(19,731)	144,886
Net cash (used in) provided by operating activities - discontinued operations	(321,517)	38,669	(360,186)
Net cash (used in) provided by operating activities	$(196,362)	$18,938	$(215,300)

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Net cash provided by operating activities – continuing operations increased during the six months ended June 30, 2021 compared with the prior year comparable period. The increase in net income (loss) for the six months ended June 30, 2021 reflects cost savings related to the cost reduction initiatives implemented throughout 2020, the distribution received from the Practice Fusion escrow account related to the settlement agreements with the DOJ, the investment gain and distribution received from our third-party cost method investments and lower interest expense, due to the repayment of the 1.25% Cash Convertible Senior Notes and the senior secured credit facility in the third and fourth quarters of 2020, respectively. Net income (loss) and cash impact of changes in operating assets and liabilities for the six months ended June 30, 2020 reflects $73 million of payments related to the settlement agreements with the DOJ. The increase in cash impact of changes in operating assets and liabilities for the six months ended June 30, 2021 was partially offset by working capital changes. Non-cash adjustments to net income (loss) increased primarily due to the absence of equity in net income of unconsolidated investments and the asset impairment charges related to our private cloud hosting operations. The increase was partially offset by lower depreciation and amortization expenses and a lower non-cash lease expense.

Net cash provided by operating activities – discontinued operations decreased during the six months ended June 30, 2021 compared with the prior year comparable period primarily due to the tax payment relating to the gain from the sale of CarePort on December 31, 2020. Additionally, both EPSi and CarePort generated cash from operations during the six months ended June 30, 2020.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2021	2020	$ Change
Capital expenditures	$(3,094)	$(4,778)	$1,684
Capitalized software	(35,472)	(50,912)	15,440
Cash received from sale of businesses, net of cash divested	952	0	952
Purchases of equity securities, other investments and related intangible assets, net	(221)	(3,823)	3,602
Sale of other investments	1,919	23,254	(21,335)
Distributions received from investments	1,371	0	1,371
Net cash used in investing activities - continuing operations	(34,545)	(36,259)	1,714
Net cash used in investing activities - discontinued operations	0	(4,447)	4,447
Net cash used in investing activities	$(34,545)	$(40,706)	$6,161

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Net cash used in investing activities – continuing operations decreased during the six months ended June 30, 2021, compared with the prior year comparable period. The decrease in the use of cash during 2021 was primarily due to a decrease in capitalized software costs and a decrease in the sale of investments.

Net cash used in investing activities – discontinued operations during the six months ended June 30, 2020 reflects spending for capital expenditures and capitalized software costs related to the EPSi and CarePort businesses that were sold during the fourth quarter of 2020.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2021	2020	$ Change
Taxes paid related to net share settlement of equity awards	$(13,887)	$(5,533)	$(8,354)
Payments for issuance costs on 0.875% Convertible Senior Notes	0	(758)	758
Repayment of Convertible Senior Notes	0	(7,361)	7,361
Credit facility payments	0	(167,500)	167,500
Credit facility borrowings, net of issuance costs	250,000	285,000	(35,000)
Repurchase of common stock	(108,953)	(9,714)	(99,239)
Accelerated share repurchase program	(200,000)	0	(200,000)
Payment of acquisition and other financing obligations	(2,400)	(4,369)	1,969
Net cash (used in) provided by financing activities	$(75,240)	$89,765	$(165,005)

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Net cash used in financing activities increased during the six months ended June 30, 2021, compared with the prior year comparable period. The increase was primarily a result of the payment made to the accelerated share purchase program, the repurchase of common stock on the open market and lower credit facility borrowings in 2021. The increase was partially offset by the credit facility payments made in 2020.

Future Capital Requirements

The following table summarizes future payments under the 0.875% Convertible Senior Notes and Revolving Facility as of June 30, 2021:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Principal payments:
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Revolving Facility (2)	250,000	0	0	250,000	0	0	0
Total principal payments	457,911	0	0	250,000	0	0	207,911
Interest payments:
0.875% Convertible Senior Notes	10,915	910	1,819	1,819	1,819	1,819	2,729
Revolving Facility (2) (3)	11,470	3,277	6,554	1,639	0	0	0
Total interest payments	22,385	4,187	8,373	3,458	1,819	1,819	2,729
Total future debt payments	$480,296	$4,187	$8,373	$253,458	$1,819	$1,819	$210,640
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.
(2)

Assumes no additional borrowings after June 30, 2021, payment of any required periodic installments of principal and that all drawn amounts are repaid upon maturity. Amounts include unused fees related to the unused available borrowing capacity on the Revolving Facility.

(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on June 30, 2021, which was 1.60%.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development is expected to decline in 2021 as the Company continues to benefit from margin improvement initiatives that commenced in 2020. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $231 million as of June 30, 2021, our future cash flows, our borrowing capacity under our Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our stock repurchase programs, any of which might impact our liquidity requirements or cause us to borrow additional amounts under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the six months ended June 30, 2021, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the six months ended June 30, 2021.

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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of June 30, 2021 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes during the six months ended June 30, 2021 from the risk factors as previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2021, the Company issued 33,321 shares of common stock to a commercial partner pursuant to the terms of, and in exchange for entering, an existing commercial agreement between the parties. The shares of common stock have been offered and sold pursuant to Section 4(a)(2) of the Securities Act of 1933.

On November 18, 2020, we announced that our Board of Directors approved a stock repurchase program (the “2020 Program”) under which we may repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced a previous program. During the three months ended June 30, 2021, we repurchased 5.6 million shares of our common stock under the 2020 Program. This is inclusive of the shares we received at final settlement of the accelerated share repurchase program we entered into on November 30, 2020, described below.

On May 26, 2021, we announced that our Board of Directors approved a new stock purchase program (the “2021 Program”) under which we may repurchase up to $350 million of our common stock. The 2021 Program replaced the 2020 Program and does not have a termination date. During the three months ended June 30, 2021, we repurchased 11.5 million shares of our common stock under the 2021 Program. This is inclusive of the shares we received at initial settlement of the accelerated share repurchase program entered into on June 14, 2021, described below.

On November 30, 2020, we entered into separate Master Confirmations (each, a “Master Confirmation”) and Supplemental Confirmations (each, together with the related Master Confirmation, an “ASR Agreement”), with JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association (each, an “ASR Counterparty”, or collectively, the “ASR Counterparties”), to purchase shares of our common stock for a total payment of $200.0 million (the “Prepayment Amount”). Under the terms of the ASR Agreements, on November 30, 2020, we paid the Prepayment Amount to the ASR Counterparties and received on December 2, 2020 an initial delivery of approximately 11.7 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the ASR Agreements if the final purchase price per share equaled the closing price of our common stock on November 30, 2020. The total number of shares received under the ASR Agreements, after final settlement, was based on the average daily volume weighted average price of our common stock during the repurchase period, less an agreed upon discount. Final settlement of the ASR Agreements occurred in May 2021, resulting in the receipt of 1.6 million additional shares, which yielded a weighted-average share repurchase price of approximately $15.07 for the repurchase period.

On June 14, 2021, we entered into Supplemental Confirmations (each, a “June 2021 Supplemental Confirmation”) to the Master Confirmations dated November 30, 2020 (each, as supplemented by the corresponding June 2021 Supplemental Confirmation, a “June 2021 ASR Agreement”), with each of the ASR Counterparties, to purchase shares of our common stock for a total payment of $200.0 million (the “June 2021 Prepayment Amount”). Under the terms of the June 2021 ASR Agreements, on June 14, 2021, we paid the June 2021 Prepayment Amount to the ASR Counterparties and received on June 16, 2021 an initial delivery of approximately 9.1 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the June 2021 ASR Agreements if the final purchase price per share equaled the closing price of our common stock on June 14, 2021. The approximate dollar value of shares of our common stock that may yet be purchased under the 2021 Program following the June 2021 ASR Agreements was $108.4 million as of June 30, 2021.

At final settlement, depending on the final purchase price per share, the ASR Counterparties may be required to deliver additional shares of our common stock to the Company, or, under certain circumstances, we may be required to make a cash payment to each ASR Counterparty or may elect to deliver the equivalent value in shares of our common stock. The final purchase price per share under each June 2021 ASR Agreement will generally be based on the average of daily volume weighted average prices of shares of our common stock during a term set forth in the June 2021 ASR Agreements. The June 2021 ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the June 2021 ASR Agreements may be accelerated, extended or terminated early by the ASR Counterparties and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the June 2021 ASR Agreements is expected to be completed during the fourth quarter of 2021, although the settlement may be accelerated at the ASR Counterparties’ option.

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

The following table summarize the stock repurchase activity during the three months ended June 30, 2021 and the approximate dollar value of shares that may yet be purchased under our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share(1)(2)	Programs	Programs
04/01/21—04/30/21	-	$-	-	$67,196
05/01/21—05/31/21	5,910	$16.67	5,910	$344,921
06/01/21—06/30/21	11,164	$17.72	11,164	$108,361
	17,074	$17.01	17,074
(1)	Average price paid per share excludes effect of accelerated share repurchases. See additional disclosure above regarding our accelerated share repurchase activity during the second quarter of 2021.
(2)	Excludes broker commissions in the case of open market transactions.

Item 5.	Other Information

Lisa Khorey will no longer serve as the Company’s Executive Vice President, Chief Client Delivery Officer, effective August 5, 2021 (the “Effective Date”).

On the Effective Date, the Company and Ms. Khorey entered into an amendment (the “Amendment”) to Ms. Khorey’s employment agreement with the Company, effective as of November 1, 2016 (the “Employment Agreement”). Pursuant to the Amendment, during a transition period from the Effective Date through March 1, 2022, Ms. Khorey will serve in the role of Executive Consultant to the Company on a part-time basis. If the Company does not elect to renew Ms. Khorey’s employment upon the expiration of the transition period, such nonrenewal will constitute a termination of Ms. Khorey’s employment by the Company without Cause (as defined in the Employment Agreement), and Ms. Khorey will be eligible for severance benefits in accordance with the terms of the Employment Agreement. During the transition period, Ms. Khorey will not be eligible for a performance bonus for calendar year 2021 and Ms. Khorey’s base salary will be $103,400 per annum, except that her base salary in effect prior to the Effective Date will apply for purposes of determining any severance benefits payable to Ms. Khorey following a termination of her employment. The foregoing summary is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith
10.1	†	First Amendment to the Employment Agreement between Allscripts Healthcare Solutions, Inc. and Lisa Khorey	X

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH		Inline XBRL Taxonomy Extension Schema	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF		Inline XBRL Taxonomy Definition Linkbase	X

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and included in Exhibit 101.	X

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 6, 2021