Form 10-Q
period 2021-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2021-11-05
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 122,572,462 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$214,179	$531,104
Restricted cash	2,141	6,361
Accounts receivable, net of allowance of $30,022 and $31,596 as of September 30, 2021 and December 31, 2020, respectively	340,924	347,355
Contract assets, net of allowance of $1,068 as of September 30, 2021 and December 31, 2020	123,244	106,717
Income tax receivable	0	25,421
Prepaid expenses and other current assets	124,473	136,264
Total current assets	804,961	1,153,222
Fixed assets, net	53,667	72,162
Software development costs, net	176,721	193,202
Intangible assets, net	248,408	286,602
Goodwill	974,427	974,729
Deferred taxes, net	6,118	5,790
Contract assets - long-term, net of allowance of $4,273 as of September 30, 2021 and December 31, 2020	51,119	43,682
Right-of-use assets - operating leases	70,297	96,601
Other assets	98,588	91,628
Total assets	$2,484,306	$2,917,618

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,801	$35,905
Accrued expenses	93,546	100,262
Accrued compensation and benefits	92,737	118,771
Deferred revenue	337,884	334,764
Current operating lease liabilities	19,264	22,264
Current liabilities attributable to discontinued operations	1,708	322,811
Total current liabilities	566,940	934,777
Long-term debt	373,187	167,587
Deferred revenue	4,538	3,471
Deferred taxes, net	16,494	18,186
Long-term operating lease liabilities	67,057	93,463
Other liabilities	37,503	33,891
Total liabilities	1,065,719	1,251,375
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2021 and December 31, 2020; 276,697 and 122,570 shares issued and outstanding as of September 30, 2021, respectively; 274,558 and 139,942 shares issued and outstanding as of December 31, 2020, respectively	2,766	2,745
Treasury stock: at cost, 154,126 and 134,616 shares as of September 30, 2021 and December 31, 2020, respectively	(1,213,315)	(870,558)
Additional paid-in capital	1,952,097	1,902,776
Retained earnings	680,281	633,118
Accumulated other comprehensive loss	(3,242)	(1,838)
Total stockholders’ equity	1,418,587	1,666,243
Total liabilities and stockholders’ equity	$2,484,306	$2,917,618

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenue:
Software delivery, support and maintenance	$222,726	$219,850	$670,840	$680,124
Client services	146,546	145,768	440,498	436,162
Total revenue	369,272	365,618	1,111,338	1,116,286
Cost of revenue:
Software delivery, support and maintenance	68,462	72,411	208,496	216,625
Client services	122,142	127,361	362,826	406,752
Amortization of software development and acquisition-related assets	29,894	30,708	89,444	88,237
Total cost of revenue	220,498	230,480	660,766	711,614
Gross profit	148,774	135,138	450,572	404,672
Selling, general and administrative expenses	78,794	93,442	239,592	296,164
Research and development	45,540	46,352	145,932	151,774
Asset impairment charges	6,519	210	11,763	210
Amortization of intangible and acquisition-related assets	5,817	6,295	17,466	19,326
Income (loss) from operations	12,104	(11,161)	35,819	(62,802)
Interest expense	(3,617)	(6,667)	(9,709)	(27,646)
Other income, net	4,700	398	22,494	45
Gain on sale of businesses, net	8,363	0	8,363	0
Impairment of long-term investments	0	(1,025)	0	(1,575)
Equity in net (loss) income of unconsolidated investments	(257)	383	(321)	17,417
Income (loss) from continuing operations before income taxes	21,293	(18,072)	56,646	(74,561)
Income tax (provision) benefit	(5,099)	4,116	(9,954)	6,641
Income (loss) from continuing operations, net of tax	16,194	(13,956)	46,692	(67,920)
(Loss) income from discontinued operations	(14)	19,545	(7)	54,601
Gain on sale of discontinued operations	0	0	647	0
Income tax effect on discontinued operations	0	(5,047)	(169)	(14,098)
(Loss) income from discontinued operations, net of tax	(14)	14,498	471	40,503
Net income (loss)	$16,180	$542	$47,163	$(27,417)

Net income (loss) per share:
Basic
Continuing operations	$0.13	$(0.09)	$0.35	$(0.42)
Discontinued operations	0.00	0.09	0.00	0.25
Net income (loss) per share - Basic	$0.13	$0.00	$0.35	$(0.17)

Diluted
Continuing operations	$0.12	$(0.09)	$0.33	$(0.42)
Discontinued operations	0.00	0.09	0.00	0.25
Net income (loss) per share - Diluted	$0.12	$0.00	$0.33	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$16,180	$542	$47,163	$(27,417)
Other comprehensive income (loss):
Foreign currency translation adjustments	(805)	983	(285)	(611)
Change in fair value of derivatives qualifying as cash flow hedges	0	1,009	(1,509)	1,620
Other comprehensive (loss) income before income tax benefit	(805)	1,992	(1,794)	1,009
Income tax benefit related to items in other comprehensive income (loss)	0	(260)	390	(418)
Total other comprehensive income (loss)	(805)	1,732	(1,404)	591
Comprehensive income (loss)	$15,375	$2,274	$45,759	$(26,826)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Number of common shares
Balance at beginning of period	276,668	274,463	274,558	272,609
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	29	8	2,139	1,862
Balance at end of period	276,697	274,471	276,697	274,471
Common stock
Balance at beginning of period	$2,766	$2,743	$2,745	$2,725
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	0	1	21	19
Balance at end of period	$2,766	$2,744	$2,766	$2,744
Number of treasury stock shares
Balance at beginning of period	(151,657)	(111,493)	(134,616)	(110,134)
Issuance of treasury stock	0	0	33	90
Purchase of treasury stock	0	(5,000)	(6,397)	(6,449)
Accelerated share repurchase program	(2,469)	0	(13,146)	0
Balance at end of period	(154,126)	(116,493)	(154,126)	(116,493)
Treasury stock
Balance at beginning of period	$(1,174,498)	$(579,678)	$(870,558)	$(571,157)
Issuance of treasury stock	0	0	465	1,193
Purchase of treasury stock	0	(45,568)	(108,953)	(55,282)
Accelerated share repurchase program	(38,817)	0	(234,269)	0
Balance at end of period	$(1,213,315)	$(625,246)	$(1,213,315)	$(625,246)
Additional paid-in capital
Balance at beginning of period	$1,903,542	$1,920,645	$1,902,776	$1,907,348
Stock-based compensation	8,777	8,811	25,861	25,931
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(76)	(60)	(13,988)	(5,604)
Capped call transactions	0	0	0	797
Accelerated share repurchase program	38,817	0	34,269	0
Issuance of treasury stock	0	0	69	(440)
Warrants issued	1,037	0	3,110	1,364
Balance at end of period	$1,952,097	$1,929,396	$1,952,097	$1,929,396
Retained earnings (accumulated deficit)
Balance at beginning of period	$664,101	$(95,248)	$633,118	$(49,336)
Net income (loss)	16,180	542	47,163	(27,417)
ASU 2016-13 implementation adjustments	0	0	0	(17,953)
Balance at end of period	$680,281	$(94,706)	$680,281	$(94,706)
Accumulated other comprehensive loss
Balance at beginning of period	$(2,437)	$(5,533)	$(1,838)	$(4,392)
Foreign currency translation adjustments, net	(805)	983	(285)	(611)
Unrecognized gain (loss) on derivatives qualifying as cash flow hedges, net of tax	0	749	(1,119)	1,202
Balance at end of period	$(3,242)	$(3,801)	$(3,242)	$(3,801)
Total Stockholders’ Equity at beginning of period	$1,393,474	$1,242,929	$1,666,243	$1,285,188
Total Stockholders’ Equity at end of period	$1,418,587	$1,208,387	$1,418,587	$1,208,387

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$47,163	$(27,417)
Less: Income from discontinued operations	471	40,503
Income (loss) from continuing operations	46,692	(67,920)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	132,989	146,016
Non-cash lease expense, net	(3,048)	561
Stock-based compensation expense	25,861	25,931
Deferred taxes	(1,650)	2,930
Impairment of assets and long-term investments	11,763	1,785
Equity in net loss (income) of unconsolidated investments	321	(17,417)
Gain on sale of businesses, net	(8,363)	0
Other income, net	(9,881)	(4,423)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	55	60,440
Prepaid expenses and other assets	13,086	4,232
Accounts payable	(13,671)	(49,458)
Accrued expenses	21,630	(3,487)
Accrued compensation and benefits	(25,513)	29,975
Deferred revenue	(11,862)	(26,028)
Other liabilities	3,614	(3,110)
Accrued DOJ settlement	0	(88,745)
Net cash provided by operating activities - continuing operations	182,023	11,282
Net cash (used in) provided by operating activities - discontinued operations	(322,495)	60,623
Net cash (used in) provided by operating activities	(140,472)	71,905
Cash flows from investing activities:
Capital expenditures	(4,551)	(7,798)
Capitalized software	(55,482)	(71,337)
Sale of businesses and other investments, net of cash divested, and distributions received	7,581	24,884
Purchases of equity securities, other investments and related intangible assets, net	(2,421)	(3,888)
Net cash used in investing activities - continuing operations	(54,873)	(58,139)
Net cash used in investing activities - discontinued operations	0	(6,793)
Net cash used in investing activities	(54,873)	(64,932)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(13,967)	(5,589)
Repayment of Convertible Senior Notes	0	(352,361)
Credit facility payments	(50,000)	(175,000)
Credit facility borrowings, net of issuance costs	250,000	673,625
Repurchase of common stock	(308,953)	(55,282)
Payment of acquisition and other financing obligations	(2,400)	(5,127)
Net cash (used in) provided by financing activities	(125,320)	80,266
Effect of exchange rate changes on cash and cash equivalents	(480)	132
Net (decrease) increase in cash and cash equivalents	(321,145)	87,371
Cash, cash equivalents and restricted cash, beginning of period	537,465	137,539
Cash, cash equivalents and restricted cash, end of period	$216,320	$224,910

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Change in Presentation

During the third quarter of 2021, we changed our reportable segments from Core Clinical and Financial Solutions, Data, Analytics and Care Coordination, and Unallocated to Hospital and Large Physician Practices, Veradigm, and Unallocated. Certain business units reported within the historical segments have been reallocated into the new segments. Refer to Note 16 “Business Segments” for further discussion on the impact of the change.

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

At September 30, 2021 and December 31, 2020, we had capitalized costs to obtain or fulfill a contract of $15.1 million and $16.8 million, respectively, in Prepaid and other current assets and $26.1 million and $27.9 million, respectively, in Other assets. During the three months ended September 30, 2021 and 2020, we recognized $5.0 million and $6.0 million, respectively, of amortization expense related to such capitalized costs. During the nine months ended September 30, 2021 and 2020, we recognized $15.7 million and $18.5 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the table below:

(In thousands)	Three Months Ended March 31, 2021	Three Months Ended June 30, 2021	Three Months Ended September 30, 2021
Revenue related to deferred revenue balance at beginning of period	$137,848	$151,857	$144,696
Revenue related to new performance obligations satisfied during the period	173,316	158,910	159,149
Revenue recognized under "right-to-invoice" expedient	56,811	62,422	64,820
Reimbursed travel expenses, shipping and other revenue	377	525	607
Total revenue	$368,352	$373,714	$369,272

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020
Revenue related to deferred revenue balance at beginning of period	$105,366	$119,545	$118,300
Revenue related to new performance obligations satisfied during the period	216,580	195,308	192,658
Revenue recognized under "right-to-invoice" expedient	58,059	54,082	54,313
Reimbursed travel expenses, shipping and other revenue	1,359	369	347
Total revenue	$381,364	$369,304	$365,618

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $3.9 billion as of September 30, 2021, of which we expect to recognize approximately 35% over the next 12 months, and the remaining 65% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Recurring revenue	$304,724	$301,616	$904,016	$914,792
Non-recurring revenue	64,548	64,002	207,322	201,494
Total revenue	$369,272	$365,618	$1,111,338	$1,116,286

	Three Months Ended September 30, 2021
(In thousands)	Hospital and Large Physician Practices	Veradigm	Unallocated Amounts	Total
Software delivery, support and maintenance	$104,809	$113,075	$4,842	$222,726
Client services	120,876	24,093	1,577	146,546
Total revenue	$225,685	$137,168	$6,419	$369,272

	Three Months Ended September 30, 2020
(In thousands)	Hospital and Large Physician Practices	Veradigm	Unallocated Amounts	Total
Software delivery, support and maintenance	$113,112	$101,171	$5,567	$219,850
Client services	120,518	23,902	1,348	145,768
Total revenue	$233,630	$125,073	$6,915	$365,618

	Nine Months Ended September 30, 2021
(In thousands)	Hospital and Large Physician Practices	Veradigm	Unallocated Amounts	Total
Software delivery, support and maintenance	$333,277	$323,462	$14,101	$670,840
Client services	362,150	73,525	4,823	440,498
Total revenue	$695,427	$396,987	$18,924	$1,111,338

	Nine Months Ended September 30, 2020
(In thousands)	Hospital and Large Physician Practices	Veradigm	Unallocated Amounts	Total
Software delivery, support and maintenance	$351,098	$314,550	$14,476	$680,124
Client services	361,440	70,975	3,747	436,162
Total revenue	$712,538	$385,525	$18,223	$1,116,286

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

At adoption, we segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by an internal credit assessment and business size.  The pools were aligned with management’s review of financial performance at the time. In the fourth quarter of 2020, we used each customer’s primary business unit in our pooling determination. This assessment provides additional information of the customer including size, segment and industry. Using this perspective, we added one new pool. We reallocated pools and loss rates accordingly and noted slight shifts in each pool. The new pools are aligned with management’s current review of financial performance. For the nine months ended September 30, 2021, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twenty-four-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period.  We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The September 30, 2021 analysis resulted in no change in the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

(In thousands)	Total
Balance at December 31, 2020	$5,341
Current period provision	0
Balance at September 30, 2021	$5,341
Less: Contract assets, short-term	1,068
Total contract assets, long-term	$4,273

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

Changes in the estimate of credit losses for trade accounts receivable are presented in the table below.

(In thousands)	Total
Balance at December 31, 2020	$31,596
Current period provision	2,110
Write-offs	(4,164)
Recoveries	480
Balance at September 30, 2021	$30,022

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost (1)	$5,366	$6,251	$17,063	$19,265
Less: Sublease income	(64)	(257)	(221)	(1,026)
Total operating lease costs	$5,302	$5,994	$16,842	$18,239
(1)	Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statements of operations.

Supplemental cash flow information for operating leases is as follows:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Operating cash flows from operating leases	$16,035	$20,571
Right-of-use assets obtained in exchange for operating lease obligations	$307	$22,262

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	September 30, 2021	December 31, 2020
Right-of-use assets - operating leases	$70,297	$96,601
Current operating lease liabilities	$19,264	$22,264
Long-term operating lease liabilities	$67,057	$93,463
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	3.3%	3.6%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of September 30, 2021.

September 30, 2021
(In thousands)	Operating Leases
Remainder of 2021	$5,669
2022	21,469
2023	19,650
2024	14,105
2025	12,748
Thereafter	20,130
Total lease liabilities	93,771
Less: Amount representing interest	(7,450)
Less: Short-term lease liabilities	(19,264)
Total long-term lease liabilities	$67,057

5. Business Combinations and Divestitures

Acquisitions

On July 2, 2019, we acquired the Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology (“ACC”) as part of our broader strategic partnership with the ACC. The total purchase price was $19.7 million, consisting of an initial payment of $11.7 million plus up to an aggregate of $8.0 million pending the attainment of certain milestones over the next 18 months. The contingent consideration of up to $8.0 million was valued at $5.0 million at the time of closing. As part of this partnership, we operate Pinnacle and Diabetes Collaborative Registries, which extends our EHR-enabled ambulatory network to create a large-scale chronic disease network. During the first quarter of 2021, we extended the ACC earnout agreement to June 30, 2021. In the second quarter of 2021, we paid $0.9 million related to the earnout agreement. The remaining payment was accrued as contingent consideration within our consolidated financial statements. Refer to Note 6, “Fair Value Measurements and Long-term Investments” for additional information regarding the contingent consideration. The business is included in our Veradigm business segment.

Divestitures

On August 23, 2021, we completed the sale of substantially all of the assets of our 2bPrecise business to a third party for a non-controlling interest in the combined entity. We realized a pre-tax gain upon the sale of $8.4 million, which was included in the Gain on sale of businesses, net line in our consolidated statements of operations for the three and nine months ended September 30, 2021. The 2bPrecise business was previously reported within our Data, Analytics and Care Coordination segment. However, due to the reportable segment changes in the third quarter of 2021, the historical 2bPrecise business is now presented in our “Unallocated Amounts” category. Refer to Note 16, “Business Segments” for additional information.

On December 31, 2020, we completed the sale of substantially all of the assets of our CarePort business to a subsidiary of WellSky Corp., a Delaware corporation (“WellSky”), pursuant to a purchase agreement (the “CarePort Purchase Agreement”). The total consideration for CarePort was $1.35 billion, which was subject to certain adjustments for liabilities assumed by WellSky and net working capital as described in the CarePort Purchase Agreement. We realized a pre-tax gain upon the sale of $933.9 million, which was included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. For the nine months ended September 30, 2021, we recorded a $0.6 million gain that primarily related to net working capital adjustments in the Gain on sale of discontinued operations line in our consolidated statements of operations. The divestiture was treated as a discontinued operation as of December 31, 2020. Refer to Note 15, “Discontinued Operations” for additional information. On December 31, 2020, we repaid $161.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:
	Balance Sheet	September 30, 2021				December 31, 2020
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$0	$0	$0	$0	$1,509	$0	$1,509
Total assets		$0	$0	$0	$0	$0	$1,509	$0	$1,509

Contingent consideration - current	Accrued expenses	$0	$0	$153	$153	$0	$0	$1,011	$1,011
Total liabilities		$0	$0	$153	$153	$0	$0	$1,011	$1,011

The changes in our Level 3 liability measured at fair value on a recurring basis at September 30, 2021 is summarized as follows:
(In thousands)	Contingent Consideration
Balance at December 31, 2020	$1,011
Payments	(858)
Balance at September 30, 2021	$153

The following table summarizes the quantitative information about our Level 3 fair value measurements at September 30, 2021:

	September 30, 2021
(In thousands, except the discount rate)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Financial instruments:
Contingent consideration	$153	Probability Weighted Discounted cash flow	Discount rate	5.3% to 5.5%	5.4%
			Registry members	0 to 1,551	776
			Patient data volume	0 to 52,845	26,422
			Projected year of payment	2021
Total financial instruments	$153
(1)	The weighted average is calculated based upon the absolute fair value of the instruments.

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at September 30, 2021	Cost	September 30, 2021	December 31, 2020
Equity method investments (1)	3	$7,099	$10,181	$10,744
Cost less impairment	8	49,336	49,127	25,059
Total long-term equity investments	11	$56,435	$59,308	$35,803
(1)	Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

During the three months ended September 30, 2021, we divested one of our businesses to a new third-party in exchange for a non-controlling interest in the combined entity, which is a cost method investment. The divestiture resulted in an $8.4 million gain, which is included in the Gain on sale of businesses, net line in our consolidated statements of operations for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021, one of our third-party cost method investments converted its notes and we received 475 thousand shares as a result of the conversion. We also revalued our existing investment based on the note conversion share price. The note conversion and the revaluation of the existing investment resulted in a $9.7 million gain, which is included in the Other income (loss), net line in our consolidated statements of operations for the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, we recorded a $16.8 million gain from the sale of a third-party equity method investment.

As of September 30, 2021, it is not possible to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. Based on our assessment, we determined no impairment charges were necessary for the nine months ended September 30, 2021.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our senior secured credit facility (as described in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2021 and 2020 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost of revenue:
Software delivery, support and maintenance	$305	$295	$1,112	$1,213
Client services	816	1,519	3,162	3,418
Total cost of revenue	1,121	1,814	4,274	4,631
Selling, general and administrative expenses	7,832	6,728	23,426	18,851
Research and development	1,361	2,127	4,828	5,950
Total stock-based compensation expense	$10,314	$10,669	$32,528	$29,432

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and nine months ended September 30, 2021 and 2020.

We granted stock-based awards as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	42	$16.59	2,487	$15.38
Performance-based restricted stock units with a service condition	33	$15.35	268	$15.18
Market-based restricted stock units with a service condition	0	$0.00	235	$17.19
	75	$16.04	2,990	$15.51

During the nine months ended September 30, 2021 and the year ended December 31, 2020, 2.1 million and 1.9 million shares of common stock, respectively, were issued in connection with the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the nine months ended September 30, 2021 and 2020 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2021 and 2020 were 900 thousand and 770 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 18, 2020, we announced that our Board approved a stock purchase program (the “2020 Program”) under which we may repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced a previous program and the 2020 program was fully exhausted by May of 2021. During the nine months ended September 30, 2021, we repurchased 5.6 million shares of our common stock under the 2020 Program, which was inclusive of the shares we received at final settlement of the accelerated share repurchase program we entered into on November 30, 2020, described below. During the three months ended September 30, 2020, we repurchased 5.0 million shares of our common stock under the previous program for a total of $45.6 million. During the nine months ended September 30, 2020, we repurchased 6.5 million shares of our common stock under the previous program for a total of $55.3 million.

On May 26, 2021, we announced that our Board approved a new stock purchase program (the “2021 Program”) under which we may repurchase up to $350 million of our common stock. The 2021 Program replaced the 2020 Program and does not have a termination date. During the three months ended September 30, 2021, we received 2.4 million shares of our common stock at final settlement of the accelerated share repurchase program entered into on June 14, 2021, described below. During the nine months ended September 30, 2021, we repurchased 13.9 million shares of our common stock under the 2021 Program. This is inclusive of the shares we received at initial and final settlement of the accelerated share repurchase program entered into on June 14, 2021, described below.

On November 30, 2020, we entered into separate Master Confirmations (each, a “Master Confirmation”) and Supplemental Confirmations (each, together with the related Master Confirmation, an “ASR Agreement”), with JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association (each, an “ASR Counterparty”, or collectively, the “ASR Counterparties”), to purchase shares of our common stock for a total payment of $200.0 million (the “Prepayment Amount”). Under the terms of the ASR Agreements, on November 30, 2020, we paid the Prepayment Amount to the ASR Counterparties and received on December 2, 2020 an initial delivery of approximately 11.7 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the ASR Agreements if the final purchase price per share equaled the closing price of our common stock on November 30, 2020. These repurchased shares became treasury shares and were recorded as a $165.7 million reduction to stockholders’ equity. The remaining $34.3 million of the Prepayment Amount was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our common stock. The total number of shares received under the ASR Agreements, after final settlement, was based on the average daily volume weighted average price of our common stock during the repurchase period, less an agreed upon discount. Final settlement of the ASR Agreements occurred in May 2021, resulting in the receipt of 1.6 million additional shares, which yielded a weighted-average share repurchase price of approximately $15.07.

On June 14, 2021, we entered into Supplemental Confirmations (each, a “June 2021 Supplemental Confirmation”) to the Master Confirmations dated November 30, 2020 (each, as supplemented by the corresponding June 2021 Supplemental Confirmation, a “June 2021 ASR Agreement”), with each of the ASR Counterparties, to purchase shares of our common stock for a total payment of $200.0 million (the “June 2021 Prepayment Amount”). Under the terms of the June 2021 ASR Agreements, on June 14, 2021, we paid the June 2021 Prepayment Amount to the ASR Counterparties and received on June 16, 2021 an initial delivery of approximately 9.1 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the June 2021 ASR Agreements if the final purchase price per share equaled the closing price of our common stock on June 14, 2021. These repurchased shares became treasury shares and were recorded as a $161.2 million reduction to stockholders’ equity. The remaining $38.8 million of the June 2021 Prepayment Amount was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our common stock. The total number of shares received under the June 2021 ASR Agreements, after final settlement, was based on the average daily volume weighted average price of our common stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2021 ASR Agreements occurred in August 2021, resulting in the receipt of 2.4 million additional shares, which yielded a weighted-average share repurchase price of approximately $17.28.

The approximate dollar value of shares of our common stock that may yet be purchased under the 2021 Program was $108.4 million as of September 30, 2021. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Basic earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$16,194	$(13,956)	$46,692	$(67,920)
(Loss) income from discontinued operations, net of tax	(14)	14,498	471	40,503
Net income (loss)	$16,180	$542	$47,163	$(27,417)

Weighted-average common shares outstanding	123,892	161,144	133,517	162,092

Basic earnings (loss) from continuing operations per Common Share	$0.13	$(0.09)	$0.35	$(0.42)
Basic earnings from discontinued operations per Common Share	0.00	0.09	0.00	0.25
Net earnings (loss) per Common Share	$0.13	$0.00	$0.35	$(0.17)

Diluted earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$16,194	$(13,956)	$46,692	$(67,920)
(Loss) income from discontinued operations, net of tax	(14)	14,498	471	40,503
Net income (loss)	$16,180	$542	$47,163	$(27,417)

Weighted-average common shares outstanding	123,892	161,144	133,517	162,092
Plus: Dilutive effect of restricted stock unit awards and warrants	7,460	0	8,564	0
Weighted-average common shares outstanding assuming dilution	131,352	161,144	142,081	162,092

Diluted earnings (loss) from continuing operations per Common Share	$0.12	$(0.09)	$0.33	$(0.42)
Diluted earnings from discontinued operations per Common Share	0.00	0.09	0.00	0.25
Net earnings (loss) per Common Share	$0.12	$0.00	$0.33	$(0.17)

Due to the loss from continuing operations, net of tax and the net loss for the three and nine months ended September 30, 2020, respectively, we used basic weighted-average common shares outstanding in the calculation of diluted loss per share, since the inclusion of any stock equivalents would be anti-dilutive.

The following restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Shares subject to anti-dilutive restricted stock unit awards and warrants excluded from calculation	1,504	47,162	1,502	48,816

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$534,999	$(485,810)	$49,189	$535,092	$(465,292)	$69,800
Customer contracts and relationships	674,034	(526,815)	147,219	674,336	(509,534)	164,802
Total	$1,209,033	$(1,012,625)	$196,408	$1,209,428	$(974,826)	$234,602

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			974,427			974,729
Total			$1,026,427			$1,026,729

Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2021 were as follows:

(In thousands)	Hospital & Large Physician Practices	Veradigm	Unallocated	Total
Balance as of December 31, 2020	531,393	433,188	10,148	974,729
Foreign exchange translation	(302)	0	0	(302)
Balance as of September 30, 2021	$531,091	$433,188	$10,148	$974,427

There were no accumulated impairment losses associated with goodwill as of September 30, 2021 and December 31, 2020.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	September 30, 2021			December 31, 2020
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$167,853	$(7,578)	$175,431	$167,853	$(3,166)	$171,019
Senior Secured Credit Facility	200,000	2,244	197,756	0	3,432	(3,432)
Total debt	$367,853	$(5,334)	$373,187	$167,853	$266	$167,587
(1)	Principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital.

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest expense	$1,742	$4,651	$4,109	$14,199
Amortization of discounts and debt issuance costs	1,875	2,016	5,600	13,447
Total interest expense	$3,617	$6,667	$9,709	$27,646

Interest expense related to the 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes (which matured and were repaid in full on July 1, 2020), included in the table above, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Coupon interest	$454	$451	$1,364	$3,561
Amortization of discounts and debt issuance costs	1,479	1,454	4,412	12,030
Total interest expense related to the convertible notes	$1,933	$1,905	$5,776	$15,591

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

As of September 30, 2021, $200.0 million under the Revolving Facility and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of September 30, 2021, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 1.50%, which totaled 1.58%. We were in compliance with all covenants under the Second Amended Credit Agreement as of September 30, 2021.

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

As of September 30, 2021, we had $699.0 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

0.875% Convertible Senior Notes

The issuance in December 2019 of the combined $218.0  million aggregate principal amount of the 0.875% Convertible Senior Notes resulted in $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes, including any discounts and issuance costs, by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The semi-annual interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9  million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1  million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2  million in paid capped call fees and an allocation of $1.1  million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. In June 2020, we paid $7.7 million to repurchase $10.1 million of the aggregate principal amount of the 0.875% Convertible Senior Notes, which resulted in a $0.5 million gain. In connection with the repurchase, the capped call transaction was partially terminated, and we received $0.3 million, which resulted in a recognition of $0.8 million in equity to offset the capped call fees and a $0.5 million loss. The remaining principal amount of the 0.875% Convertible Senior Notes at September 30, 2021 totaled $207.9 million. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, at September 30, 2021 totaled $12.2 million.

Future Debt Payments

The following table summarizes future debt principal payment obligations as of September 30, 2021:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Revolving Facility (2)	200,000	0	0	200,000	0	0	0
Total debt	$407,911	$0	$0	$200,000	$0	$0	$207,911
(1)	Amount represents face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portion.
(2)	Assumes no additional borrowings after September 30, 2021, payment of any required periodic installments of principal when due and that all drawn amounts are repaid upon maturity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$21,293	$(18,072)	$56,646	$(74,561)
Income tax (provision) benefit	$(5,099)	$4,116	$(9,954)	$6,641
Effective tax rate	23.9%	22.8%	17.6%	8.9%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items including a windfall benefit of $4.6 million for the nine months ended September 30, 2021 and a shortfall expense of $6.9 million for the nine months ended September 30, 2020. Our effective tax rates for the three and nine months ended September 30, 2021, compared with the prior year comparable periods, differ primarily due to the fact that the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $21.3 million and $56.6 million in the three and nine months ended September 30, 2021, respectively, compared to the impact of these items on a pre-tax loss of $18.1 million and $74.6 million for the three and nine months ended September 30, 2020, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the nine months ended September 30, 2021, we released valuation allowances of $0.7 million related to U.S. and foreign net operating loss carryforwards.

Our unrecognized income tax benefits were $29.9 million and $28.9 million as of September 30, 2021 and December 31, 2020, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	September 30, 2021
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

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of September 30, 2021, we had no forward contracts outstanding. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive loss:

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Foreign exchange contracts	$0	$121	Cost of Revenue	$0	$611
			Selling, general and administrative expenses	0	351
			Research and development	$0	$668

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Foreign exchange contracts	$1,280	$1,798	Cost of Revenue	$107	$71
			Selling, general and administrative expenses	52	34
			Research and development	$111	$73

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive income (loss) (“AOCI”) are presented in the tables below. All amounts are net of tax.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2020 (1)	$(2,957)	$1,119	$(1,838)
Other comprehensive (loss) income before reclassifications	(285)	90	(195)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(1,209)	(1,209)
Net other comprehensive income (loss)	(285)	(1,119)	(1,404)
Balance as of September 30, 2021	$(3,242)	$0	$(3,242)
(1)	Net of taxes of $390 thousand for unrealized net gains on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2019 (1)	$(4,392)	$0	$(4,392)
Other comprehensive (loss) income before reclassifications	(611)	1,334	723
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(132)	(132)
Net other comprehensive income (loss)	(611)	1,202	591
Balance as of September 30, 2020 (2)	$(5,003)	$1,202	$(3,801)
(1)	Net of taxes of $149 thousand arising from the revaluation of tax effects included in AOCI.
(2)	Net of taxes of $418 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2021			2020
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(805)	$0	$(805)	$983	$0	$983
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	0	0	0	1,280	(330)	950
Net (gains) losses reclassified into income	0	0	0	(271)	70	(201)
Net change in unrealized gains (losses) on foreign exchange contracts	0	0	0	1,009	(260)	749
Other comprehensive (loss) income	$(805)	$0	$(805)	$1,992	$(260)	$1,732

	Nine Months Ended September 30,
	2021			2020
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(285)	$0	$(285)	$(611)	$0	$(611)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	121	(31)	90	1,798	(464)	1,334
Net (gains) losses reclassified into income	(1,630)	421	(1,209)	(178)	46	(132)
Net change in unrealized (losses) gains on foreign exchange contracts	(1,509)	390	(1,119)	1,620	(418)	1,202
Other comprehensive (loss) income	$(1,794)	$390	$(1,404)	$1,009	$(418)	$591

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

The Enterprise Information Solutions business (the “EIS Business”) acquired from McKesson Corporation (“McKesson”) on October 2, 2017 is subject to a May 2017 civil investigative demand (“CID”) related to the Horizon Clinicals software from the U.S. Attorney’s Office for the Eastern District of New York. In August 2018, McKesson received an additional CID (together with the May 2017 CID, the “McKesson CIDs”), which relates to the Paragon software. The McKesson CIDs request documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. McKesson has agreed, with respect to the CIDs, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition. In October 2021, Allscripts received a CID seeking information about its acquisition of the EIS Business from McKesson and the Horizon Clinicals software. McKesson has agreed to assume defense of this CID.

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with the DOJ to resolve all of the DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont, and we announced that on January 27, 2020, Practice Fusion entered into a deferred prosecution agreement (the “Deferred Prosecution Agreement”) and various civil settlement agreements, including with the Medicaid programs for each U.S. state, the District of Columbia and Puerto Rico (collectively, the “Settlement Agreements”) resolving the investigations conducted by the DOJ and the U.S. Attorney’s Office. The Settlement Agreements required Practice Fusion to, among other matters, pay a criminal fine of $25.3 million, a forfeiture payment of $959,700 and a civil settlement of $118.6 million, which includes $5.2 million designated for the state Medicaid program expenditures, all of which, as of December 31, 2020, have been paid in full. The Deferred Prosecution Agreement required Practice Fusion to retain an Oversight Organization to oversee the Practice Fusion’s implementation of certain compliance measures and ongoing compliance efforts. On August 17, 2021, Practice Fusion’s initial Oversight Organization resigned, and on August 25, 2021, Practice Fusion received a notice from the U.S. Attorney’s Office for the District of Vermont stating Practice Fusion was in breach of the Deferred Prosecution Agreement due to such resignation. On September 17, 2021, Practice Fusion engaged a new Oversight Organization, and it continues to engage in discussions with the U.S. Attorney’s Office concerning the claim that a breach of the Deferred Prosecution Agreement occurred.

15. Discontinued Operations

During 2020, we implemented a strategic initiative to sell two of our businesses, EPSi and CarePort. Since both businesses were part of the same strategic initiative and were sold within the same period, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. As of December 31, 2020, these businesses were reported together as discontinued operations.

On October 15, 2020, we completed the sale of our EPSi business. Prior to the sale, EPSi was part of the “Unallocated Amounts” category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. On its own, the divestiture of the EPSi business did not represent a strategic shift that had a major effect on our operations and financial results. However, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. Therefore, EPSi was treated as a discontinued operation.

On December 31, 2020, we completed the sale of our CarePort business. Prior to the sale, CarePort was part of the former Data, Analytics and Care Coordination reportable segment. On its own, the divestiture of the CarePort business represented a strategic shift that had a major effect on our operations and financial results.

The following table summarizes the major classes of assets and liabilities of EPSi and CarePort, as reported on the consolidated balance sheets as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Carrying amounts of major classes of liabilities associated with EPSi and CarePort included as part of discontinued operations:
Accrued expenses	$1,708	$6,669
Income tax payable	0	316,142
Total current liabilities attributable to discontinued operations	$1,708	$322,811

The following table summarizes the major income and expense line items of EPSi and CarePort as reported in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. The activity during the three and nine months ended September 30, 2021 relates to certain adjustments made in connection with the sale of EPSi and CarePort, primarily of which relates to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Major income and expense line items related to EPSi and CarePort:
Revenue:
Software delivery, support and maintenance	$6	$32,894	$6	$96,807
Client services	0	3,517	0	11,883
Total revenue	6	36,411	6	108,690
Cost of revenue:
Software delivery, support and maintenance	15	2,900	(178)	9,254
Client services	4	4,553	149	13,431
Amortization of software development and acquisition-related assets	0	2,499	0	7,623
Total cost of revenue	19	9,952	(29)	30,308
Gross (loss) profit	(13)	26,459	35	78,382
Selling, general and administrative expenses	2	3,788	76	12,974
Research and development	0	2,118	(32)	7,133
Amortization of intangible assets	0	7	0	22
(Loss) income from discontinued operations for EPSi and CarePort	(15)	20,546	(9)	58,253
Interest expense	0	(995)	0	(3,634)
Other income, net	1	0	2	0
Gain on sale of discontinued operations	0	0	647	0
(Loss) income from discontinued operations for EPSi and CarePort before income taxes (1)	(14)	19,551	640	54,619
Income tax provision	0	(5,047)	(169)	(14,098)
(Loss) income from discontinued operations, net of tax for EPSi and CarePort (2)	$(14)	$14,504	$471	$40,521

(1)  (Loss) income from discontinued operations for EPSi and CarePort does not agree to the consolidated statements of operations for the three and nine months ended September 30, 2020, due to residual amounts related to Netsmart (as defined below). Refer to Note 17, “Supplemental Disclosures” for additional information.

(2)  (Loss) income from discontinued operations, net of tax for EPSi and CarePort does not agree to the consolidated statements of operations for the three and nine months ended September 30, 2020 due to residual amounts related to Netsmart (as defined below). Refer to Note 17, Supplemental Disclosures” for additional information.

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

During the third quarter of 2021, we realigned our reporting structure as a result of certain organizational changes. As a result, we changed the presentation of our reportable segments to Hospital and Large Physician Practices and Veradigm. As of September 30, 2021, we had two operating segments. The operating segments are equivalent to the reportable segments. The Hospital and Large Physician Practices segment derives its revenue from the sale of integrated clinical and financial management solutions, which primarily include EHR-related software, related installation, support and maintenance, outsourcing and private cloud hosting. The Veradigm segment derives its revenue from payer and life sciences solutions, which are mainly targeted at payers, life sciences companies and other key healthcare stakeholders; the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions; and software applications for patient engagement. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The “Unallocated Amounts” category consists of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to the organizational changes (“Certain Products”), transfer pricing revenues and as of January 1, 2021 also includes certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products do not meet the requirements to be reportable segments nor the criteria to be aggregated into the two reportable segments. The segment disclosures below have been revised to conform to the current year presentation.

Our chief operating decision maker uses segment revenues, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenue:
Hospital and Large Physician Practices	$225,685	$233,630	$695,427	$712,538
Veradigm	137,168	125,073	396,987	385,525
Unallocated Amounts	6,419	6,915	18,924	18,223
Total revenue	$369,272	$365,618	$1,111,338	$1,116,286

Gross profit:
Hospital and Large Physician Practices	$79,135	$73,359	$249,594	$210,582
Veradigm	65,698	56,685	187,963	180,981
Unallocated Amounts	3,941	5,094	13,015	13,109
Total gross profit	$148,774	$135,138	$450,572	$404,672

Income (loss) from operations:
Hospital and Large Physician Practices	$(6,160)	$(16,913)	$(6,995)	$(75,982)
Veradigm	16,877	8,820	46,386	24,518
Unallocated Amounts	1,387	(3,068)	(3,572)	(11,338)
Total income (loss) from operations	$12,104	$(11,161)	$35,819	$(62,802)

17. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of September 30, 2021 represents lease deposits. The majority of the restricted cash balance as of September 30, 2020 represents lease deposits and an escrow account established as part of the acquisition of Netsmart LLC (“Netsmart”) in 2016, to be used by Netsmart to facilitate the integration of Allscripts’ former HomecareTM business.

	September 30,
(In thousands)	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$214,179	$218,701
Restricted cash	2,141	6,209
Total cash, cash equivalents and restricted cash	$216,320	$224,910

	Nine Months Ended September 30,
(In thousands)	2021	2020
Supplemental non-cash information:
Sale of 2bPrecise business in exchange for a non-controlling interest in the combined entity	$11,768	$0
Issuance of treasury stock to commercial partner	$534	$752

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, and statements regarding our expected future investment in research and development efforts. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to: our ability to achieve the margin targets associated with our margin improvement initiatives within the contemplated time periods, if at all; the magnitude, severity and duration of the COVID-19 pandemic, including the impacts of the pandemic, along with the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services ransomware or other Internet-based attacks; the failure by Practice Fusion to comply with the terms of the settlement agreements with the U.S. Department of Justice (the “DOJ”); the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; our ability to recover from third parties (including insurers) any amounts paid in connection with Practice Fusion’s settlement agreements with the DOJ and related inquiries; the expected financial results of businesses acquired by us; the successful integration of businesses acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our Enterprise Information Solutions business; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; the failure of markets in which we operate to develop as quickly as expected; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; our ability to maintain and expand our business with existing clients or effectively transition clients to newer products; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; risks associated with investments and acquisitions; the performance of our products; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third-party technologies; risks related to global operations; variability of our quarterly operating results; risks related to our outstanding indebtedness; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; asset and long-term investment impairment charges; and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers continue to face the COVID-19 crisis, as well as an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight has impacted and could continue to impact our clients and our business. Most recently, the passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration oversight of EHRs, and the ensuing regulations on data blocking and interoperability were released by the Department of Health and Human Services (“HHS”) in March 2020 and became applicable under Office of the National Coordinator for Health Information Technology oversight in April 2021. Additional regulatory clarity will come with the final rule expected shortly from the HHS Office of the Inspector General. Some aspects of the new regulations will have a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts will need to complete development work to satisfy the revised and new certification criterion, and we and our clients will continue making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

Please refer to the section entitled “Our Business Overview and Regulatory Environment” in Part II, Item 7 of our Form 10-K for additional information.

Impacts of COVID-19

The global outbreak of the novel coronavirus (COVID-19) has resulted in volatile economic activity around the world, and the degrees of any economic recovery in various jurisdictions have not been linear. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We are conducting business with certain modifications to employee travel and employee work locations, and have implemented certain cost reduction initiatives, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders.

Allscripts, along with other health IT vendors, has been asked by the White House, HHS, the CDC, and state and local governments to support public health efforts to contain the pandemic by expanding COVID-19 reporting options available to our clients. Our technology has been instrumental to the provision of high-quality care, aiding not only public health surveillance but also in clinical decision support interventions to aid in triage, diagnosis and treatment; information exchange as patients are moved from site to site and/or discharged; predictive analytics based on local data for surge anticipation and vaccine management; and research based on real-world data informing the world’s evolving understanding of post-acute sequelae of COVID-19 (known colloquially as Long COVID).

However, the COVID-19 pandemic negatively impacted revenue for the three and nine months ended September 30, 2021, as we continued to see delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. During 2020, we implemented cost reduction actions across all functional disciplines of the Company, including headcount reductions and temporary salary measures. We believe the cost reduction actions that were implemented in 2020 and our current liquidity provide us with operating and financial flexibility to assist us in navigating through this uncertain environment.

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

Third Quarter 2021 Summary

During the third quarter of 2021, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, increasing operating margins, improving our competitive position by expanding the depth and breadth of our products. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations, and such efforts are ongoing.

Total revenue for the third quarter of 2021 was $369 million, an increase of $4 million compared to the third quarter of 2020. For the three months ended September 30, 2021, software delivery, support and maintenance revenue and client services revenue were $223 million and $146 million, respectively, compared with $220 million and $146 million, respectively, during the three months ended September 30, 2020. Gross profit for the third quarter of 2021 was $149 million, an increase of $14 million compared to the third quarter of 2020. Gross margin increased to 40.3% in the third quarter of 2021 compared to a 37.0% gross margin in the third quarter of 2020.

Our contract backlog as of September 30, 2021 was $3.9 billion, which decreased compared with our contract backlog of $4.1 billion as of both December 31, 2020 and September 30, 2020.

Our bookings, which reflect the value of executed contracts for software, hardware, other client services, private cloud hosting, outsourcing and subscription-based services, totaled $166 million for the three months ended September 30, 2021, which represents an increase of 4% over the comparable prior period amount of $160 million and a decrease of 8% from the second quarter 2021 amount of $180 million.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Revenue:
Software delivery, support and maintenance	$222,726	$219,850	1.3%	$670,840	$680,124	(1.4%)
Client services	146,546	145,768	0.5%	440,498	436,162	1.0%
Total revenue	369,272	365,618	1.0%	1,111,338	1,116,286	(0.4%)
Cost of revenue:
Software delivery, support and maintenance	68,462	72,411	(5.5%)	208,496	216,625	(3.8%)
Client services	122,142	127,361	(4.1%)	362,826	406,752	(10.8%)
Amortization of software development and acquisition-related assets	29,894	30,708	(2.7%)	89,444	88,237	1.4%
Total cost of revenue	220,498	230,480	(4.3%)	660,766	711,614	(7.1%)
Gross profit	148,774	135,138	10.1%	450,572	404,672	11.3%
Gross margin %	40.3%	37.0%		40.5%	36.3%
Selling, general and administrative expenses	78,794	93,442	(15.7%)	239,592	296,164	(19.1%)
Research and development	45,540	46,352	(1.8%)	145,932	151,774	(3.8%)
Asset impairment charges	6,519	210	NM	11,763	210	NM
Amortization of intangible and acquisition-related assets	5,817	6,295	(7.6%)	17,466	19,326	(9.6%)
Income (loss) from operations	12,104	(11,161)	NM	35,819	(62,802)	157.0%
Interest expense	(3,617)	(6,667)	(45.7%)	(9,709)	(27,646)	(64.9%)
Other income, net	4,700	398	NM	22,494	45	NM
Gain on sale of businesses, net	8,363	0	100.0%	8,363	0	100.0%
Impairment of long-term investments	0	(1,025)	(100.0%)	0	(1,575)	(100.0%)
Equity in net (loss) income of unconsolidated investments	(257)	383	(167.1%)	(321)	17,417	(101.8%)
Income (loss) from continuing operations before income taxes	21,293	(18,072)	NM	56,646	(74,561)	176.0%
Income tax (provision) benefit	(5,099)	4,116	NM	(9,954)	6,641	NM
Effective tax rate	23.9%	22.8%		17.6%	8.9%
Income (loss) from continuing operations, net of tax	16,194	(13,956)	NM	46,692	(67,920)	168.7%
(Loss) income from discontinued operations	(14)	19,545	(100.1%)	(7)	54,601	(100.0%)
Gain on sale of discontinued operations	0	0	-	647	0	100.0%
Income tax effect on discontinued operations	0	(5,047)	(100.0%)	(169)	(14,098)	(98.8%)
(Loss) income from discontinued operations, net of tax	(14)	14,498	(100.1%)	471	40,503	(98.8%)
Net income (loss)	$16,180	$542	NM	$47,163	$(27,417)	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Revenue:
Recurring revenue	$304,724	$301,616	1.0%	$904,016	$914,792	(1.2%)
Non-recurring revenue	64,548	64,002	0.9%	207,322	201,494	2.9%
Total revenue	$369,272	$365,618	1.0%	$1,111,338	$1,116,286	(0.4%)
Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

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

Recurring revenue increased for the three months ended September 30, 2021 compared to the prior year comparable period, reflecting increases in recurring transaction-related revenues and subscription revenues, which were mostly offset by attrition. Recurring revenue decreased for the nine months ended September 30, 2021 compared to the prior year comparable period, primarily due to attrition. The decrease was partially offset by an increase in recurring transaction-related revenues and subscription revenues. Non-recurring revenue increased for the three and nine months ended September 30, 2021 compared to the prior year comparable periods, primarily due to an increase in non-recurring transaction-related revenues. The increase was partially offset by a decrease in upfront software revenues.

The percentage of recurring and non-recurring revenue of our total revenue was 83% and 17%, respectively, during the three months ended September 30, 2021 and 82% and 18%, respectively, during the three months ended September 30, 2020. The percentage of recurring and non-recurring revenue of our total revenue was 81% and 19%, respectively, during the nine months ended September 30, 2021 and 82% and 18%, respectively, during the nine months ended September 30, 2020.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Total cost of revenue	$220,498	$230,480	(4.3%)	$660,766	$711,614	(7.1%)
Gross profit	$148,774	$135,138	10.1%	$450,572	$404,672	11.3%
Gross margin %	40.3%	37.0%		40.5%	36.3%

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Gross profit and margin increased during the three and nine months ended September 30, 2021 compared with the prior year comparable periods, primarily due to the increase in transaction-related revenues, the increase in subscription revenues, the decrease in hosting costs and the cost reduction initiatives implemented throughout 2020. The increase was partially offset by a decrease in upfront software revenues and attrition.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Selling, general and administrative expenses	$78,794	$93,442	(15.7%)	$239,592	$296,164	(19.1%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Selling, general and administrative expenses decreased during the three and nine months ended September 30, 2021, compared with the prior year comparable periods, primarily due to lower legal costs and the impact of the cost reduction initiatives implemented throughout 2020.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Research and development	$45,540	$46,352	(1.8%)	$145,932	$151,774	(3.8%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Research and development expenses decreased during the three and nine months ended September 30, 2021 compared with the prior year comparable periods, primarily due to the impact of the cost reduction initiatives implemented throughout 2020.

Asset Impairment Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Asset impairment charges	$6,519	$210	NM	$11,763	$210	NM

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Asset impairment charges for the three and nine months ended September 30, 2021 were primarily due to the write-off of deferred costs related to our private cloud hosting operations.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Amortization of intangible and acquisition-related assets	$5,817	$6,295	(7.6%)	$17,466	$19,326	(9.6%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

The decrease in amortization expense for the three and nine months ended September 30, 2021, compared with the prior year comparable periods, was due to normal amortization expense and certain intangible assets being fully amortized in 2020.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Interest expense	$3,617	$6,667	(45.7%)	$9,709	$27,646	(64.9%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Interest expense decreased during the three and nine months ended September 30, 2021 compared to the prior year comparable periods due to lower outstanding debt levels during the current year. The 1.25% Cash Convertible Senior Notes matured and were repaid in full in the third quarter of 2020. The senior secured credit facility was repaid in full in the fourth quarter of 2020. The decrease was partially offset as a result of new borrowings from the senior secured revolving facility (“Revolving Facility”) that occurred in the second quarter of 2021.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Other income, net	$4,700	$398	NM	$22,494	$45	NM

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Other income, net for the three and nine months ended September 30, 2021 and 2020 consisted of a combination of interest income and miscellaneous receipts and expenses. The increase in income during the three months ended September 30, 2021 was primarily due to a $1.4 million distribution received from a third-party cost method investment and a $1.6 million gain as a result of the sale of a third-party cost method investment. In addition to the items previously mentioned, the increase in income during the nine months ended September 30, 2021 was primarily due to a $5.0 million distribution received from the Practice Fusion escrow account related to the settlement agreements with the DOJ, a $9.7 million gain as a result of a note conversion and the revaluation of our existing investment with a third-party cost method investment and a $1.4 million distributions received from a third-party cost method investment.

Gain on Sale of Businesses, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Gain on sale of businesses, net	$8,363	$0	100.0%	$8,363	$0	100.0%

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Gain on sale of businesses, net during the three and nine months ended September 30, 2021 consisted of a gain of $8.4 million from the divestiture of our 2bPrecise business.

Impairment of Long-term Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Impairment of long-term investments	$0	$(1,025)	(100.0%)	$0	$(1,575)	(100.0%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

During the three months ended September 30, 2020, we recorded a $1.0 million impairment for a third-party cost-method investment. During the nine months ended September 30, 2020, we also recorded a $0.6 million impairment for a third-party equity-method investment.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Equity in net (loss) income of unconsolidated investments	$(257)	$383	(167.1%)	$(321)	$17,417	(101.8%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Equity in net (loss) income of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag. During the nine months ended September 30, 2020, we recorded a $16.8 million gain from the sale of a third-party equity method investment.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Income tax (provision) benefit	$(5,099)	$4,116	NM	$(9,954)	$6,641	NM
Effective tax rate	23.9%	22.8%		17.6%	8.9%

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items. Our effective tax rate for the three and nine months ended September 30, 2021, compared with the prior year comparable periods, differs primarily due to the fact that the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $21.3 million and $56.6 million in the three and nine months ended September 30, 2021, respectively, compared to the impacts of these items on a pre-tax loss of $18.1 million and $74.6 million for the three and nine months ended September 30, 2020, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the nine months ended September 30, 2021, we released valuation allowances of $0.7 million related to U.S. and foreign net operating loss carryforwards.

Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
(Loss) income from discontinued operations	$(14)	$19,545	(100.1%)	$(7)	$54,601	(100.0%)
Gain on sale of discontinued operations	0	0	-	647	0	100.0%
Income tax effect on discontinued operations	0	(5,047)	(100.0%)	(169)	(14,098)	(98.8%)
(Loss) income from discontinued operations, net of tax	$(14)	$14,498	(100.1%)	$471	$40,503	(98.8%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

On October 15, 2020 and December 31, 2020, we completed the sale of the EPSi and CarePort businesses, respectively. Prior to the sale of EPSi, it was part of the “Unallocated Amounts” category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. Prior to the sale of CarePort, it was part of the former Data, Analytics and Care Coordination reportable segment. Both businesses were part of the same strategic initiative and were sold within the same period, and given that the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results, we reported them together as discontinued operations for all periods presented. The (loss) income from discontinued operations during the three and nine months ended September 30, 2020 represents income generated from both EPSi and CarePort. The gain on sale of discontinued operations during the nine months ended September 30, 2021 primarily represents net working capital adjustments to the gain from the sale of CarePort. Refer to Note 15, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Segment Operations

During the third quarter of 2021, we changed our reportable segments from Core Clinical and Financial Solutions, Data, Analytics and Care Coordination, and Unallocated to Hospital and Large Physician Practices, Veradigm, and Unallocated. The segment disclosures below for the three and nine months ended September 30, 2020, have been revised to conform to the current year presentation. Refer to Note 16 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Revenue:
Hospital & Large Physician Practices	$225,685	$233,630	(3.4%)	$695,427	$712,538	(2.4%)
Veradigm	137,168	125,073	9.7%	396,987	385,525	3.0%
Unallocated Amounts	6,419	6,915	(7.2%)	18,924	18,223	3.8%
Total revenue	$369,272	$365,618	1.0%	$1,111,338	$1,116,286	(0.4%)

Gross Profit:
Hospital & Large Physician Practices	$79,135	$73,359	7.9%	$249,594	$210,582	18.5%
Veradigm	65,698	56,685	15.9%	187,963	180,981	3.9%
Unallocated Amounts	3,941	5,094	(22.6%)	13,015	13,109	(0.7%)
Total gross profit	$148,774	$135,138	10.1%	$450,572	$404,672	11.3%

Income (loss) from operations:
Hospital & Large Physician Practices	$(6,160)	$(16,913)	63.6%	$(6,995)	$(75,982)	90.8%
Veradigm	16,877	8,820	91.3%	46,386	24,518	89.2%
Unallocated Amounts	1,387	(3,068)	145.2%	(3,572)	(11,338)	68.5%
Total income (loss) from operations	$12,104	$(11,161)	NM	$35,819	$(62,802)	157.0%

Hospital & Large Physician Practices

Our Hospital and Large Physician Practices segment derives its revenue from the sale of integrated clinical and financial management solutions, which primarily include EHR-related software, related installation, support and maintenance, outsourcing and private cloud hosting.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Revenue	$225,685	$233,630	(3.4%)	$695,427	$712,538	(2.4%)
Gross profit	$79,135	$73,359	7.9%	$249,594	$210,582	18.5%
Gross margin %	35.1%	31.4%		35.9%	29.6%
Loss from operations	$(6,160)	$(16,913)	(63.6%)	$(6,995)	$(75,982)	(90.8%)
Operating margin %	(2.7%)	(7.2%)		(1.0%)	(10.7%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Hospital and Large Physician Practices revenue decreased during the three and nine months ended September 30, 2021, compared with the prior year comparable periods, primarily due to lower upfront software revenues and attrition.

Gross profit and margin increased during the three and nine months ended September 30, 2021, compared with the prior year comparable periods, primarily due to the decrease in hosting costs and the cost reduction initiatives implemented throughout 2020. The increase was partially offset by the previously mentioned attrition.

Loss from operations decreased for the three and nine months ended September 30, 2021, compared with the prior year comparable periods, primarily due to the increase in gross profit and the cost reduction initiatives implemented throughout 2020. The decrease was partially offset by the asset impairment charges related to our private cloud hosting operations.

Veradigm

Our Veradigm segment derives its revenue from payer and life sciences solutions, which are mainly targeted at payers, life sciences companies and other key healthcare stakeholders; the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions; and software applications for patient engagement. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Revenue	$137,168	$125,073	9.7%	$396,987	$385,525	3.0%
Gross profit	$65,698	$56,685	15.9%	$187,963	$180,981	3.9%
Gross margin %	47.9%	45.3%		47.3%	46.9%
Income from operations	$16,877	$8,820	91.3%	$46,386	$24,518	89.2%
Operating margin %	12.3%	7.1%		11.7%	6.4%

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Veradigm revenue increased for the three and nine months ended September 30, 2021 compared with the prior year comparable periods, due to an increase in subscription and transaction-related revenues. The increase was partially offset by a decrease in maintenance and upfront software revenues.

Gross profit and gross margin increased during the three and nine months ended September 30, 2021 compared with the prior year comparable periods, primarily due to an increase in revenues changes in revenue mix.

Income from operations and operating margin increased during the three and nine months ended September 30, 2021 compared with the prior year comparable periods, primarily due to the increase in gross profit, lower bad debt costs and the cost reduction initiatives implemented throughout 2020.

Unallocated Amounts

The “Unallocated Amounts” category consists of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to the organizational changes (“Certain Products”), transfer pricing revenues and as of January 1, 2021 also includes certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products do not meet the requirements to be reportable segments nor the criteria to be aggregated into the two reportable segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Revenue	$6,419	$6,915	(7.2%)	$18,924	$18,223	3.8%
Gross profit	$3,941	$5,094	(22.6%)	$13,015	$13,109	(0.7%)
Gross margin %	61.4%	73.7%		68.8%	71.9%
Income (loss) from operations	$1,387	$(3,068)	145.2%	$(3,572)	$(11,338)	68.5%
Operating margin %	21.6%	(44.4%)		(18.9%)	(62.2%)

Three and Nine Months Ended September 30, 2021 Compared with the Three and Nine Months Ended September 30, 2020

Revenue decreased during the three months ended September 30, 2021 and increased slightly during the nine months ended September 30, 2021, compared with the prior year comparable periods.

Gross profit and gross margin decreased during the three and nine months ended September 30, 2021, compared with the prior year comparable periods, primarily due to an increase in the 2021 bonus accrual.

The category recorded income from operations for the three months ended September 30, 2021, compared to loss from operations for the prior year comparable period, primarily due to lower selling, general and administrative expenses. Loss from operations decreased during the nine months ended September 30, 2021, compared with the prior year comparable period, primarily due to lower selling, general and administrative expenses.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

				% Change vs. September 30, 2021
(In millions)	As of September 30, 2021	As of December 31, 2020	As of September 30, 2020	December 31, 2020	September 30, 2020
Software delivery, support and maintenance	$2,096	$2,153	$2,154	(2.6%)	(2.7%)
Client services	1,810	1,918	1,906	(5.6%)	(5.0%)
Total contract backlog	$3,906	$4,071	$4,060	(4.1%)	(3.8%)

Total contract backlog as of September 30, 2021 decreased compared with December 31, 2020 and September 30, 2020. Total contract backlog can fluctuate between periods based on the level of revenue and bookings, as well as the timing and mix of renewal activity and periodic revalidations.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties, and divestitures. As of September 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $216 million and available borrowing capacity of $699 million under our Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ Change
Net income (loss)	$47,163	$(27,417)	$74,580
Less: Income from discontinued operations	471	40,503	(40,032)
Income (loss) from continuing operations	$46,692	$(67,920)	114,612
Non-cash adjustments to net income (loss)	147,992	155,383	(7,391)
Cash impact of changes in operating assets and liabilities	(12,661)	(76,181)	63,520
Net cash provided by operating activities - continuing operations	182,023	11,282	170,741
Net cash (used in) provided by operating activities - discontinued operations	(322,495)	60,623	(383,118)
Net cash (used in) provided by operating activities	$(140,472)	$71,905	$(212,377)

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Net cash provided by operating activities – continuing operations increased during the nine months ended September 30, 2021 compared with the prior year comparable period. The change from net loss for the nine months ended September 30, 2020 to net income for the nine months ended September 30, 2021 reflects cost savings related to the cost reduction initiatives implemented throughout 2020, the distribution received from the Practice Fusion escrow account related to the settlement agreements with the DOJ, the investment gain and distributions received from our third-party cost method investments, the gain from the sale of our 2bPrecise business and lower interest expense, due to the repayment of the 1.25% Cash Convertible Senior Notes and the senior secured credit facility in the third and fourth quarters of 2020, respectively. Net income (loss) and cash impact of changes in operating assets and liabilities for the nine months ended September 30, 2020 reflects $89 million of payments related to the settlement agreements with the DOJ. The increase in cash impact of changes in operating assets and liabilities for the nine months ended September 30, 2021 was partially offset by working capital changes. Non-cash adjustments to net income (loss) decreased primarily due to the gain from the sale of our 2bPrecise business and lower depreciation and amortization expense. The decrease was partially offset due to the absence of equity in net income of unconsolidated investments and the asset impairment charges related to our private cloud hosting operations.

The change from net cash provided by operating activities – discontinued operations for the nine months ended September 30, 2020 to net cash used in operating activities – discontinued operations for the nine months ended September 30, 2021 was primarily due to the tax payment relating to the gain from the sale of CarePort on December 31, 2020. Additionally, both EPSi and CarePort generated cash from operations during the nine months ended September 30, 2020.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ Change
Capital expenditures	$(4,551)	$(7,798)	$3,247
Capitalized software	(55,482)	(71,337)	15,855
Sale of businesses and other investments, net of cash divested, and distributions received	7,581	24,884	(17,303)
Purchases of equity securities, other investments and related intangible assets, net	(2,421)	(3,888)	1,467
Net cash used in investing activities - continuing operations	(54,873)	(58,139)	3,266
Net cash used in investing activities - discontinued operations	0	(6,793)	6,793
Net cash used in investing activities	$(54,873)	$(64,932)	$10,059

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Net cash used in investing activities – continuing operations decreased during the nine months ended September 30, 2021, compared with the prior year comparable period. The decrease in the use of cash during 2021 was primarily due to a decrease in capitalized software costs, a decrease in capital expenditures and the receipt of distributions from a third-party cost method investment. The decrease was partially offset by a decrease in the sale of investments.

Net cash used in investing activities – discontinued operations during the nine months ended September 30, 2020 reflects spending for capital expenditures and capitalized software costs related to the EPSi and CarePort businesses that were sold during the fourth quarter of 2020.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ Change
Taxes paid related to net share settlement of equity awards	$(13,967)	$(5,589)	$(8,378)
Repayment of Convertible Senior Notes	0	(352,361)	352,361
Credit facility payments	(50,000)	(175,000)	125,000
Credit facility borrowings, net of issuance costs	250,000	673,625	(423,625)
Repurchase of common stock	(308,953)	(55,282)	(253,671)
Payment of acquisition and other financing obligations	(2,400)	(5,127)	2,727
Net cash (used in) provided by financing activities	$(125,320)	$80,266	$(205,586)

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

The change from net cash provided by financing activities for the nine months ended September 30, 2020 to net cash used in financing activities for the nine months ended September 30, 2021 was primarily a result of the payment made pursuant to the accelerated share repurchase program, the repurchase of common stock on the open market and lower credit facility borrowings in 2021, partially offset by lower credit facility payments in 2021 and the repayment of convertible senior notes in 2020.

Future Capital Requirements

The following table summarizes future payments under the 0.875% Convertible Senior Notes and Revolving Facility as of September 30, 2021:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Principal payments:
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Revolving Facility (2)	200,000	0	0	200,000	0	0	0
Total principal payments	407,911	0	0	200,000	0	0	207,911
Interest payments:
0.875% Convertible Senior Notes	10,006	0	1,819	1,819	1,819	1,819	2,730
Revolving Facility (2) (3)	8,349	1,392	5,566	1,391	0	0	0
Total interest payments	18,355	1,392	7,385	3,210	1,819	1,819	2,730
Total future debt payments	$426,266	$1,392	$7,385	$203,210	$1,819	$1,819	$210,641
(1)	Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.
(2)

Assumes no additional borrowings after September 30, 2021, payment of any required periodic installments of principal when due and that all drawn amounts are repaid upon maturity. Amounts include fees related to the unused available borrowing capacity on the Revolving Facility.

(3)	Assumes LIBOR plus the applicable margin remain constant at the rate in effect on September 30, 2021, which was 1.58%.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development is expected to decline in 2021 as the Company continues to benefit from margin improvement initiatives that commenced in 2020. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $216 million as of September 30, 2021, our future cash flows, our borrowing capacity under our Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our stock repurchase program, any of which might impact our liquidity requirements or cause us to borrow additional amounts under our Revolving Facility or issue additional equity or debt securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. During the nine months ended September 30, 2021, there were no material changes, outside of the ordinary course of business, to our contractual obligations and purchase commitments previously disclosed in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the nine months ended September 30, 2021.

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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of September 30, 2021 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Except as follows, there have been no other material changes during the nine months ended September 30, 2021 from the risk factors as previously disclosed in our Form 10-K.

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

See Note 14, “Contingencies,” to our consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

Compliance with the terms of the Settlement Agreements has imposed and could continue to impose significant costs and burdens on us. For instance, on August 25, 2021, Practice Fusion received a notice from the U.S. Attorney’s Office for the District of Vermont stating Practice Fusion was in breach of the Deferred Prosecution Agreement after Practice Fusion’s Initial Oversight Organization resigned. On September 17, 2021, Practice Fusion engaged a new Oversight Organization, and it is currently engaged in discussions with the U.S. Attorney’s Office concerning the claim that a breach of the Deferred Prosecution Agreement occurred. The failure by Practice Fusion to comply with any Settlement Agreement may result in the DOJ imposing substantial monetary penalties, excluding Practice Fusion from Medicare, Medicaid and other federal healthcare programs, and/or criminally prosecuting Practice Fusion, which could have a material adverse effect on our business, financial condition and results of operations.

Other government investigations or legal or regulatory proceedings, including investigations or proceedings brought by private litigants or shareholders, federal agencies, private insurers and states’ attorneys general, may follow as a consequence of our entry into the Settlement Agreement or the existing government investigation of our EIS Business, which could result in criminal liability, the imposition of damages or non-monetary relief, significant compliance, litigation or settlement costs, other losses, or a diversion of management’s attention from other business concerns and have a material adverse effect on our business, results of operations and financial condition. For example, Practice Fusion has received requests for documents and information from the Attorneys General of several states arising from the conduct at issue in the Settlement Agreements. We may also be subject to negative publicity related to these matters that could harm our reputation, reduce demand for our solutions and services, result in employee attrition and negatively impact our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2021, we announced that our Board of Directors approved a new stock purchase program (the “2021 Program”) under which we may repurchase up to $350 million of our common stock. The 2021 Program replaced a previous program and does not have a termination date. During the three months ended September 30, 2021, we received 2.4 million shares of our common stock at final settlement of the accelerated share repurchase program entered into on June 14, 2021, described below. We did not repurchase any shares on the open market during the three months ended September 30, 2021.

On June 14, 2021, we entered into Supplemental Confirmations (each, a “June 2021 Supplemental Confirmation”) to the separate Master Confirmations (each, a “Master Confirmation”) dated November 30, 2020 (each, as supplemented by the corresponding June 2021 Supplemental Confirmation, a “June 2021 ASR Agreement”), with JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association (each, an “ASR Counterparty”, or collectively, the “ASR Counterparties”), to purchase shares of our common stock for a total payment of $200.0 million (the “June 2021 Prepayment Amount”). Under the terms of the June 2021 ASR Agreements, on June 14, 2021, we paid the June 2021 Prepayment Amount to the ASR Counterparties and received on June 16, 2021 an initial delivery of approximately 9.1 million shares of our common stock, which is approximately 80% of the total number of shares that could be repurchased under the June 2021 ASR Agreements if the final purchase price per share equaled the closing price of our common stock on June 14, 2021. The total number of shares received under the June 2021 ASR Agreements, after final settlement, was based on the average daily volume weighted average price of our common stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2021 ASR Agreements occurred in August 2021, resulting in the receipt of 2.4 million additional shares, which yielded a weighted average share repurchase price of approximately $17.28.

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

The following table summarize the stock repurchase activity during the three months ended September 30, 2021 and the approximate dollar value of shares that may yet be purchased under our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share(1)(2)	Programs	Programs
07/01/21—07/31/21	-	$-	-	$108,361
08/01/21—08/31/21 (3)	2,470	$-	2,470	$108,361
09/01/21—09/30/21	-	$-	-	$108,361
	2,470	$-	2,470
(1)	Average price paid per share excludes effect of accelerated share repurchases. See additional disclosure above regarding our accelerated share repurchase activity during the third quarter of 2021.
(2)	Excludes broker commissions in the case of open market transactions, if any.
(3)

Shares represent the final settlement shares received from the accelerated share repurchase program, described above. The receipt of these shares did not impact the approximate dollar value of shares that may yet be purchased under the plans or programs as these shares were already paid for as part of the June 2021 Prepayment Amount.

Item 6.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 5, 2021