Form 10-K
period 2021-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2022-02-25
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,251,974,226. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 21, 2022, there were 116,208,603 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Each of the terms “we,” “us,” “our” or “company” as used herein refers collectively to Allscripts Healthcare Solutions, Inc. (“Allscripts”) and/or its wholly-owned subsidiaries and controlled affiliates, unless otherwise stated.

The “Business” section, the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K (this “Form 10-K”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of our management with respect to future events, only speak as of the date that they are made and are subject to significant risks and uncertainties. Such statements can be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “continue,” “can,” “may” and similar terms. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” of this Form 10-K. We do not undertake to update any forward-looking statements to reflect changed assumptions, the impact of circumstances or events that may arise after the date of the forward-looking statements, or other changes in our business, financial condition or operating results over time, except as required by law.

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

Our portfolio, which we believe offers some of the most comprehensive solutions in our industry today, helps clients advance the quality and efficiency of healthcare by providing electronic health records (“EHR”), financial management, population health management and consumer solutions. Built on an open integrated platform, our solutions enable users to streamline workflows, leverage functionality from other software vendors and exchange data. The Allscripts Developer Program focuses on nurturing partnerships with other developers to help clients optimize the value of their Allscripts investment.

Recent Business Developments

On January 26, 2021, Allscripts announced a strategic technology partnership with US Orthopedic Alliance (“USOA”), an orthopedic management services provider based in Southern California, to support USOA’s growth and pursue additional relationships with leading orthopedic providers nationwide.

On March 22, 2021, Allscripts announced that Mercy Iowa City selected the Allscripts Sunrise Platform of Health, run on Microsoft Azure, as the core EHR for its community hospital. Mercy Iowa City is an acute care hospital and regional referral center that draws patients from throughout Eastern Iowa.

On May 5, 2021, Allscripts announced that the Allscripts Developer Program (“ADP”) launched ADP Empower, a new program designed to amplify diverse voices in the healthcare technology industry and offer valuable resources to underrepresented entrepreneurs to grow their businesses and accelerate innovation.

On June 23, 2021, Veradigm®, a leading provider of healthcare data and technology solutions and a business unit of Allscripts, and PRA Health Sciences, Inc. (now part of ICON), one of the world’s leading global contract research organizations, announced the creation of the industry’s leading EHR-based clinical research network, which reaches more than 25,000 physicians and 40 million patients across the United States.

On November 22, 2021, Allscripts announced that Next Level Urgent Care selected the Allscripts Touchworks® platform, as well as Microsoft Azure hosting and services, to improve connectivity, provide better EHR workflows and greatly advance analytics to all of its locations.

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

Electronic Health Records

Allscripts offers a suite of EHRs for hospitals and health systems, as well as for provider practices. In addition, we offer solutions that help venture capital firms manage the practices they own or in which they invest. Built on an open platform with advanced clinical decision support, our EHRs provide analysis and insights. Our EHR solutions deliver a single patient record, workflows and consolidated analytics. Our innovative solutions help deliver improved patient care and outcomes. Our EHR solutions consist of the following:

Sunrise™ is a comprehensive Platform of Health for hospitals and health systems. Sunrise delivers hospitals and health systems a single patient record that supports inpatient and outpatient care and provides advanced decision guidance and supportive workflows for clinicians. Sunrise provides mobile support for clinicians, delivering the power of innovative healthcare IT where they are.

The Sunrise Platform of Health includes:

•	Acute Care	•	Oncology care
•	Ambulatory care	•	Rehabilitation care
•	Emergency care	•	Financial management solutions
•	Mobility solutions	•	Enterprise-wide registration and scheduling solutions
•	Pharmacy	•	Health information management and abstracting solutions
•	Radiology and enterprise wide viewer	•	Allscripts® Go (integrated patient ride-share, transportation solution)
•	Surgical care	•	Charge logic (charge optimization for outpatient facilities)
•	Tissue management	•	Supply chain and point-of-use supply solutions
•	Anesthesia information management	•	Clinical performance management analytics
•	Laboratory information management	•	Surgical analytics, surgeon access and OR optimization solutions
•	Blood bank solutions	•	Patient flow (patient throughput solution and census logic analytics)
•	Wound care	•	Infusion analytics

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

Allscripts® Opal, formerly BOSSnet, is an electronic document management solution that digitizes paper for our EHR customers and serves as a digital health record solution for emerging markets with low digital maturity. The solution currently has a large customer base in Australia and is now expanding across other geographies.

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

Financial Management

Allscripts financial solutions support revenue cycle, claims management, budgeting and analytic functions for healthcare organizations. These tools can help change clinician behavior to improve patient flow, increase quality, advance outcomes, optimize referral networks, decrease leakage and reduce costs. Plus, our solutions allow our clients to extract the data needed to support new reimbursement models. Offerings include:

•
Sunrise™ Financial Manager
•
Sunrise™ Abstracting
•
Allscripts Practice Management
•
STAR™
•
Allscripts® Revenue Cycle Management Services

Population Health Management

Allscripts provides robust, community-connected population health solutions that enable and deliver care coordination, connectivity, data aggregation and analytics.

•
Allscripts care coordination solutions include Allscripts® Care Director, dbMotion™ and chronic care management services.
•
Our connectivity and data aggregation solutions include the dbMotion™ Solution, Sunrise Connect (embedded CareQuality connection via the dbMotion engine in Sunrise) and dbMotion™ Community powered by OnePartner.
•
Allscripts® Clinical Performance Management enables healthcare organizations to measure performance and outcomes, analyze utilization, manage risk, reduce cost and improve quality across the continuum of care.

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

Healthcare IT Industry

The healthcare IT industry in which we operate is highly regulated, and the services we provide are subject to a complex set of healthcare laws and regulations, including, among others, the 21st Century Cures Act (the “Cures Act”), the Medicare Access and CHIP Reauthorization Act (“MACRA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulations issued by the Centers for Medicare and Medicaid Services (“CMS”) and the Department of Health and Human Services (“DHHS”), a number of fraud and abuse laws, including the federal Anti-Kickback Statute and the False Claims Act, and the Patient Protection and Affordable Care Act (as amended, the “PPACA”), as discussed below. In addition, the healthcare IT industry is subject to changing political, legislative, regulatory and other industry standards, which create both significant opportunities as well as certain challenges. These include:

•
Provider Reimbursement: In recent years, there have been significant changes to provider payment models by the United States federal government, moving toward a value-based care model similar to those being adopted by commercial payers and state governments. This leads to increasing pressure on healthcare organizations to reduce costs and increase the ability to demonstrate a high quality of care, replacing fee-for-service models in part by expanding advanced payment models. Such changes to provider payment models could further encourage the adoption of healthcare IT as a means of achieving those goals through increased efficiency, enhanced workflows, easier care coordination, and improved access to complete medical information.

o
The passage of MACRA in 2015 codified the creation of new payment models, such as ACOs and the Quality Payment Program (“QPP”), that have significantly expanded and will continue to significantly expand the number of ambulatory healthcare professionals delivering care under payment programs that are driven by quality measurement. In 2016, CMS issued preliminary regulations for the QPP, and many of our clients are also involved with the Comprehensive Primary Care Plus program, which is working toward similar goals by emphasizing the role of the primary care provider. Another driver of healthcare IT adoption in the primary care space is the Patient Centered Medical Home program, a voluntary program in which many of our clients participate that has a strong emphasis on quality measurement and patient engagement. Even where some of these programs will likely be adjusted in part by CMS and the Center for Medicare and Medicaid Innovation under the Biden Administration, significant levels of reimbursements will still require providers to capture, communicate, measure and share outcomes through technology solutions such as ours, given that those requirements are bound in federal statute.
•
PPACA: PPACA, which was signed into law in 2010, has impacted us and our clients. While at this time repeal of the law is unlikely, particularly under the Biden Administration, legal challenges continue to be raised within the justice system. Many components of the law, including those which have had a positive effect on our business by requiring the expanded use of health IT products, are expected to remain in effect regardless of legal challenges, as they are not subject to repeal or modification under any currently pending legislation. Certain provisions of PPACA, such as those mandating reductions in reimbursement for certain types of providers or decreasing the number of covered lives in the United States or the depth of insurance coverage available to patients, may have a negative effect on our sales by reducing the resources available to our current and prospective clients to purchase our products.
•
Cures Act: In late 2016, Congress passed the Cures Act, a sweeping piece of legislation attempting to modernize many areas of the healthcare industry. Sections of the law addressing interoperability also codified the concept of information blocking, requiring a new regulatory structure to respond to concerns that actors in the healthcare industry intentionally block the exchange of information between various stakeholders. The Cures Act authorized penalties for any such action for health IT developers and health information exchange entities, as well as virtually every type of provider organization that Allscripts serves. We are responding to the requirements of the final associated regulation on Interoperability, Information Exchange and Certification released by the Office of the National Coordinator for Health Information Technology ("ONC") in March 2020 as thoroughly as possible. The ONC regulation, which involves complex and specific requirements, requires that we evaluate changes to business processes related to requests for the access, exchange or use of Electronic Health Information, as well as development to meet new certification requirements. Our Company has been and remains committed to open and efficient information exchange and we will continue to support clients in their efforts to exchange health data and meet all new associated certification requirements.
•
HITECH: In 2009, the United States federal government enacted HITECH, which authorized the ONC to establish the functionality that EHR products must meet in order for our technologies to be considered certified. The incentive program available to healthcare providers who implemented EHRs and demonstrated meaningful use has since expired, but requirements associated with certification and privacy remain in effect.
•
Privacy and Health Data: Allscripts is subject to numerous privacy and security laws and regulations, including HIPAA and the Federal Trade Commission Act (the “FTC Act”).

o
HIPAA: HIPAA and its implementing regulations contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information (“PHI”). As part of the operation of our business, Allscripts and our subcontractors may have access to, or our clients may provide to us, individually identifiable health information related to the treatment, payment and operations of providers’ practices. In the United States, government and industry legislation and rulemaking, especially HIPAA, HITECH and standards and requirements published by industry groups such as the Joint Commission, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain Electronic Health Information. HIPAA applies to “Covered Entities,” such as certain healthcare providers, health plans, and “healthcare clearinghouses,” as well as business associates that performed functions on behalf of or provided services to Covered Entities. We consider ourselves a Covered Entity due to our acting as a healthcare clearinghouse through our provision of Allscripts Payerpath due to its filing of electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH. In addition, as a result of our dealings with certain clients and others in the healthcare industry that may be considered Covered Entities under or otherwise subject to the requirements of HIPAA, we are, in some circumstances, considered a business associate under HIPAA. As a business associate, we are subject to the HIPAA requirements relating to the privacy and security of PHI. Among other things, HIPAA requires business associates to (i) maintain physical, technical and administrative safeguards to prevent PHI from misuse, (ii) report security incidents and other inappropriate uses or disclosures of the information, including to individuals and governmental authorities, and (iii) assist Covered Entities from which we obtain health information with certain of their duties under HIPAA. We have policies and procedures that we believe comply with federal and state confidentiality requirements for the handling of PHI that we receive and with our obligations under Business Associate Agreements.

The principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our clients in a manner that is compliant with the Transaction, Security and Privacy Standards mandated by HIPAA, and second, to comply with HIPAA when it directly applies to us. We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents. The Office of Civil Rights ("OCR") has proposed updates and changes to HIPAA-related regulations and is expected to take further action to do so in the coming year. Additionally, we anticipate that proposed federal legislation requiring specific notification of cyber incidents may also pass in 2022. Allscripts plans to adjust our processes and procedures as necessary, as new rules are finalized.

o
FTC Act: Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC Act, and the rules promulgated thereunder, may be applicable to health information that is held in a capacity that does not implicate HIPAA. Therefore, for certain activities and applications, we employ processes designed to comply with the FTC Act.
o
42 CFR Part 2: The Substance Abuse and Mental Health Services Administration is expected to finalize a regulation changing requirements and restrictions specific to the storage and exchange of behavioral health- and substance use disorder-related patient data, and they have indicated they will be working with OCR to harmonize regulations governing requirements specific to different types of patient data. Allscripts is part of industry efforts working to ease integration between such sensitive health data and the patient’s larger health record. Similarly, we will adjust policies and procedures as required by any final regulation as released.
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

o
Federal Anti-Kickback Statute: The federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or services covered by these programs. Courts have interpreted the law to provide that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect some arrangements from enforcement penalties. Penalties for federal Anti-Kickback Statute violations can be severe, and include imprisonment, criminal fines, civil money penalties with triple damages (when the False Claims Act is implicated) and exclusion from participation in federal healthcare programs. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. DHHS finalized changes to the latest regulations stemming from the federal Anti-Kickback Statute and Stark Law in late 2020, continuing to make further allowances for exclusions associated with the purchase of health information technology.
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

We believe that these and other changes in laws and regulations, along with increasing pressure from private payers to move providers to quality-based payment programs and market opportunities to maximize the data that is increasingly being created and captured through the care process, will continue to drive adoption of healthcare IT products and services such as ours. We anticipate continued pressure through a variety of administrative and regulatory levers to increase interoperability in the industry across a variety of stakeholders, including implementing regulations that require robust, sophisticated health technology. For example, although many large physician groups have already purchased EHR technology, we expect those groups may choose to replace their older EHR technology to comply with ongoing QPP and ACO requirements and to add new features and functionality. Further, opportunities for healthcare provider organizations to expand their care coordination efforts in order to successfully comply with new payment programs, as outlined in the Cures Act, could lead to additional demand for our solutions.

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

During 2021, we realigned our reporting structure as a result of certain organizational changes. Refer to Note 19, “Business Segments,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes. Our two reportable segments are as follows:

•
The Hospitals and Large Physician Practices reportable segment derives its revenue from the sale of integrated clinical and financial management solutions, which primarily include EHR-related software, related installation, support and maintenance, outsourcing and private cloud hosting.
•
The Veradigm reportable segment derives its revenue from payer and life sciences solutions, which are mainly targeted at payers, life sciences companies and other key healthcare stakeholders. Additionally, revenue is derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions. These solutions enable clients to transition, analyze and coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community.

The results of operations related to the CarePort Health business (“CarePort”), which was sold on December 31, 2020, is presented throughout our financial statements as discontinued operations. Prior to the sale, CarePort was previously reported within the former Data, Analytics and Care Coordination reportable segment. Refer to Note 18, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Clients

Our clients in the Hospitals and Large Physician Practices segment include some of the most prestigious medical groups and hospitals in the United States and internationally and often serve as reference sources for prospective clients interested in purchasing our solutions. Our clients in the Veradigm segment include coordinated community care organizations, health plans and payors, life sciences companies and small to mid-size physician practices. For each of the years ended December 31, 2021 and 2020, we had one client that accounted for 12% of our revenue. No other single client accounted for more than 10% of our revenue in the years ended December 31, 2021, 2020 and 2019.

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

Competition

The markets for our solutions and services are highly competitive and are characterized by rapidly evolving technology and solution standards and user needs, as well as frequent introduction of new solutions and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources.

We compete with numerous types of organizations, including developers of revenue cycle and practice management software and services, large system integrators, IT service providers, ambulatory and acute care EHR solutions, population health management and value-based care technologies, analytics systems, care management solutions and post-acute solutions. We generally compete on the basis of several factors, including breadth and depth of services (including our open architecture and the level of solution integration across care settings), integrated platform, regulatory compliance, reputation, reliability, accuracy, security, client service, total cost of ownership, innovation and industry acceptance, expertise and experience. We believe we compete favorably on these metrics and are one of the leading companies offering a suite of healthcare IT solutions.

Moreover, we expect competition will continue to increase as a result of consolidation in both the IT and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

Our principal existing competitors in these markets include, but are not limited to (in alphabetical order) AdvancedMD, Advantmed, LLC, Aetion, Inc., Apixio, athenahealth, Inc., Availity, LLC, Cerner Corporation, Change Healthcare, Cotiviti, Inc., CPSI (Computer Programs and Systems Inc.), Datavant, DoseSpot, DrChrono, Inc., DrFirst, DRG Claims Management, LLC, eClinicalWorks, LLC, Enli Health Intelligence, Epic Systems Corporation, Episource, LLC, Evercommerce, Inc., Evolent Health, Inc., Greenway Health, LLC, Harris Healthcare, Healthagen, Health Catalyst, Inovalon, IQVIA, Kareo, Inc., MDToolbox, MEDHOST, Inc., Meditech (Medical Information Technology, Inc.), Medsphere Systems Corporation, Modernizing Medicine, Inc., NextGen Healthcare, Inc., nThrive Revenue Systems, LLC, OM1, Inc., Optum, Inc., Panalgo, LLC, Phreesia, Premier Inc., R1 RCM, Inc., RXNT, Symphony Health, The T System, Inc., TriNetX, LLC, TriZetto Provider Solutions, Truven Health Analytics, Verana Health and Waystar.

Backlog

We had a contract backlog of $3.8 billion and $4.1 billion as of December 31, 2021 and 2020, respectively, a decrease of 7%. Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. Bookings reflect the value of executed contracts for software, hardware, other client services, private-cloud hosting, outsourcing and subscription-based services. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations. We estimate that approximately 34% of our aggregate contract backlog as of December 31, 2021 will be recognized as revenue during 2022.

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

Geographic Information

Historically, the majority of our clients and revenue have been associated with North America, where we have clients in the United States and Canada. While we remain focused on the North American market, which we expect will continue to drive our revenue in the future, we believe that there are opportunities for us globally as other countries face similar challenges of controlling healthcare costs while improving the quality and efficiency of healthcare delivery. As a result, we have increased our efforts to selectively expand the sales of many of our solutions outside of North America, primarily in the United Kingdom, the Middle East, Asia, Australia and New Zealand.

Human Capital

We track and report internally on key talent metrics, including workforce demographics, talent pipeline, diversity data and engagement of our employees. As of December 31, 2021, we had nearly 8,000 employees, including approximately 60% in the United States, 35% in India, 1.5% in Canada, 1% in Israel, and 2.5% in other international countries. We also engage contractors and consultants. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Our employees are a significant asset and we recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. We aim to create an inclusive, respectful and open work environment and culture comprised of talented employees of diverse backgrounds. Our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our business. We strive to sustain a work environment where each employee’s perspective, background, skills and abilities are valued for supporting our mission to create solutions that enable smarter care for healthier patients, populations and communities. We invest in our employees through high-quality benefits and various health and wellness initiatives and offer competitive compensation packages.

The health and safety of our employees are critical to our success. For Allscripts, many of our employees are client-facing and participate in the day-to-day operations of hospitals and medical centers. While continuing to follow our stringent protocols put in place at the beginning of the pandemic, in early August, we announced our mandatory vaccination policy for employees in the U.S. As other governments implement vaccine mandates, we add those countries to our policy. To date, approximately 75% of our global workforce has been fully vaccinated.

Fostering inclusivity and equity in our workforce is also vital to our success. Allscripts’ Executive and Operations Cabinets, comprised of our Chief Executive Officer’s direct staff, include seven men and four women. Globally, our population of employees at the level of Director and above is 66% male and 34% female. In addition to previously established enrichment groups such as Allscripts Women Engagement and GenNext, we have welcomed four more groups in 2021 — Allscripts Pride Alliance, Allscripts Black Alliance, Hispanic Outreach for Latinos at Allscripts and Military, Veterans and Allies.

We have a nine-block leadership development process that helps us identify our high potential talent each year. This gives us a view of succession planning for promotions in the organization. Our strategy incorporates thoughtful review around ensuring we have a diversity lens in identifying high potential talent in the organization. With a focus on development, we filled 51% of our management openings internally in 2021.

We regularly solicit feedback through surveys and other mechanisms to gain insights into workplace engagement, what motivates employees to do their best work and overall employee satisfaction. Employees are provided opportunities to raise suggestions and collaborate with leadership to implement ongoing improvements. We use the results of the surveys to influence our people strategy and policies.

In 2021, our employee experience framework utilized several listening opportunities to hear and learn from employees. The three primary tools used are an annual company-wide Engagement survey, Lifecycle surveys (new hire and exit surveys) and Learning and Development surveys. Our Engagement survey emphasizes measuring confidence in leadership, perceived care for employees, consistency in how policies are applied, and effectiveness of communication efforts. Our Chief Executive Officer reviews overall Company results with employees and leaders at all levels and engages in actions to remove barriers to engagement. We conducted our last Engagement survey in April 2021 and have taken steps based on the results. Actions taken include the rollout of our All In To Win bonus, which provides every employee the opportunity to earn a bonus, Coffee Talks with our CEO, and a decision to conduct the Engagement survey annually.

Information about our Executive Officers

The following sets forth certain information regarding our executive officers as of February 25, 2022, based on information furnished by each of them:

Name	Age	Position
Paul Black	63	Chief Executive Officer
Richard Poulton	56	President and Chief Financial Officer
Tejal Vakharia	49	Senior Vice President and General Counsel

Paul Black has served as our Chief Executive Officer since December 2012 and is also a member of our Board of Directors. Mr. Black also served as our President from December 2012 to September 2015. Prior to joining Allscripts, Mr. Black served as Operating Executive of Genstar Capital, LLC, a private equity firm, and Senior Advisor at New Mountain Finance Corporation, an investment management company. From 1994 to 2007, Mr. Black served in various executive positions (including Chief Operating Officer from 2005 to 2007) at Cerner Corporation, a healthcare IT company. Mr. Black has also served as a director and Chairman (2010 to 2012) of Truman Medical Centers from 2001 to 2017. He serves on the boards of the Harry S. Truman Presidential Library, the University of Kansas Health System Advancement Board and the Nanovic Institute of European Studies at the University of Notre Dame.

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

The COVID-19 pandemic and efforts to control its spread have had a significant, ongoing impact on our operations and the operations of our healthcare clients. The magnitude and duration of the disruption and resulting decline in business activity will largely depend on future developments which are highly uncertain and cannot be predicted. Because our hospital and other health care provider clients have understandably prioritized their resources, capacity and staff as the COVID-19 outbreak continues to strain their organizations, we expect that our business will continue to be adversely affected, including by negatively impacting the demand and timing for implementing our solutions and the timing of payment for our solutions. For example, the COVID-19 pandemic negatively impacted revenue for the year ended December 31, 2021, as we saw continued delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. We are unable to predict the continuing magnitude of any such effect.

As a result of the COVID-19 pandemic, we have instituted a work-from-home policy for most of our employees and have limited employee travel to essential travel only, which has restricted some sales, marketing and other important business activities. In addition, concerns over the economic impact of the COVID-19 pandemic have caused continued volatility in financial and other capital markets which has adversely impacted and may continue to adversely impact our stock price and our ability to access capital markets. The extent to which the COVID-19 pandemic will continue to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, additional “waves” of outbreaks and variants of the virus, the impact of the pandemic on economic activity, and the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy. The COVID-19 pandemic may also have the effect of heightening many of the other risks described below, such as those relating to our products and services, sales cycles and implementation schedules, the retention of key employees, financial performance and debt obligations.

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

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of foreign, federal, state and local governmental entities. The impact of this regulation on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect, both in terms of the level of government reimbursement available to our clients and in that, in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our clients in a manner that complies with those laws and regulations. The ability of our clients to comply with laws and regulations while using our solutions could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with physicians, hospitals and other provider clients are unique and the healthcare IT industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our clients is uncertain. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us. See the risk factor entitled “The failure by Practice Fusion to comply with the terms of its settlement agreements with the U.S. Department of Justice (the “DOJ”) could have a material and adverse impact on our business, results of operations and financial condition, and, even if Practice Fusion complies with those settlement agreements, the costs and burdens of compliance could be significant, and we may face additional investigations and proceedings from other governmental entities or third parties related to the same or similar conduct underlying the agreements with the DOJ.” Furthermore, as we expand our business globally, we become subject to comparable laws and regulations in each non-United States jurisdiction in which we operate, which creates additional risks. See the risk factor entitled “Our business is subject to the risks of global operations.”

Specific risks include, but are not limited to:

Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud perpetrated by healthcare providers and professionals whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Any determination by a regulatory, prosecutorial or judicial authority that any of our activities involving our clients, vendors or channel partners violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund a portion of our license or service fees or disqualify us from providing services to clients doing business with government programs, any of which could have a material adverse effect on our business, financial condition and operating results. Even an unsuccessful challenge by regulatory or prosecutorial authorities could result in adverse publicity, require a costly response from us and have a material adverse effect on our business, financial condition and operating results.

Patient Information. Our business is subject to rules, particularly HIPAA and HITECH, and contractual obligations relating to the privacy and security of PHI that we and our subcontractors may have access to as part of the operation of our business. These rules and obligations have increased the cost of compliance and could subject us to additional enforcement actions and contractual liability, which could further increase our costs and adversely affect the way in which we do business.

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

HITECH identified the “meaningful use” of interoperable EHRs throughout the United States health care delivery system as a critical national goal. By using certified EHR technology and submitting information on the quality of care and other measures to the Secretary of Health & Human Services, eligible healthcare professionals and hospitals have been able to qualify for an additional Medicare and Medicaid payment for the Meaningful Use of certified EHR technology that meets specified objectives under the EHR Incentive program. If our clients do not receive or lose expected payments from other incentive or pay for value programs, this could harm their willingness to purchase future products or upgrades, and therefore could have an adverse effect on our future revenues.

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

For the year ended December 31, 2021, we had one client that accounted for 12% of our revenue. Our business model depends on our success with maintaining our existing clients, particularly our significant clients, and selling new and incremental products and services to these existing clients. In addition, our success with certain clients requires our achieving interoperability between our new products and our legacy products to provide a single solution that connects healthcare providers across care settings. Certain of our clinical solutions clients initially purchase one or a limited number of our products and services. These clients may choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current clients could choose not to purchase these new offerings. If we fail to generate additional business from our current clients, our revenue could grow at a slower rate or even decrease.

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

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including PHI, financial information and other sensitive information relating to our clients, company and workforce. As a result, we face risk of deliberate or unintentional incidents involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of our business operations. We believe that companies in our industry may continue to be targeted by such events with increasing frequency due to the value of healthcare-related data. Any future denial-of-service, ransomware or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property. For example, in 2018 we were subject to a ransomware attack that impacted two of our data centers, resulting in outages that left certain of our solutions offline for our clients. As another example, we learned that a third party obtained unauthorized access to personally identifiable information stored in our computer systems. The means of such access was removed, and we have no indication that the information was distributed or used. Although we have systems in place that we believe are reasonably designed to prevent and detect security breaches, we cannot be certain that this or any future breach or incident will not materially and adversely impact our business, financial condition, or operating results.

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

We use third-party contractors to store, transmit and host sensitive information for our clients. Additionally, Allscripts uses third-party software and components to develop solutions and provide services to its clients. While we have contractual or other mechanisms in place with these third-party contractors and software and component suppliers that require them to have appropriate security programs and controls in place and, frequently, to indemnify us for security-related breaches, any compromise or failure of these contractors’ or supply chain privacy and security practices could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our clients or shareholders, as well as actions by regulatory agencies.

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

On January 27, 2020, we announced that our subsidiary Practice Fusion entered into a series of agreements to resolve an investigation conducted by the DOJ and the U.S. Attorney for the District of Vermont. See the risk factor entitled “We have acquired and expect to acquire new companies, investments or technologies, and we have also completed certain asset or business dispositions, each of which is subject to significant risks.” Practice Fusion has entered a three-year deferred prosecution agreement with the U.S. Attorney for the District of Vermont (“Deferred Prosecution Agreement”) and a civil settlement agreement with the DOJ (“Civil Settlement Agreement”), and has entered into separate civil settlement agreements with the Medicaid programs for each U.S. state, the

District of Columbia and Puerto Rico (“State Settlement Agreements” and, together with the Deferred Prosecution Agreement and the Civil Settlement Agreement, the “Settlement Agreements”).

Under the Deferred Prosecution Agreement, Practice Fusion consented to the filing of a two count criminal information: one felony count of violating the Anti-Kickback Statute and one felony count of conspiracy to violate the Anti-Kickback Statute. The Deferred Prosecution Agreement required Practice Fusion to pay a criminal fine of $25.3 million and a forfeiture payment of $959,700, both of which have been paid in full, and required the Company and Practice Fusion to regularly review and certify compliance with the Deferred Prosecution Agreement. Practice Fusion also agreed to implement Additional Civil Compliance Terms, which include the appointment of an Oversight Organization and the implementation of compliance measures set forth in a Compliance Addendum, each as described further in the Deferred Prosecution Agreement. The Oversight Organization Mandate requires Practice Fusion to retain an Oversight Organization selected by the U.S. Attorney’s Office for the District of Vermont for three years. The Oversight Organization is required to take steps to provide reasonable assurance that Practice Fusion establishes and maintains compliance systems, controls and processes reasonably designed, implemented and operated to ensure Practice Fusion’s compliance with the terms of the Deferred Prosecution Agreement, including the Compliance Addendum, as well as reducing the risk of any recurrence of misconduct as described in the information and statement of facts. The Compliance Addendum also required Practice Fusion to, within 90 days of the execution of the Deferred Prosecution Agreement, implement and maintain a Sponsored Clinical Decision Support (“CDS”) Compliance Program that sets procedures and systems to review all current or future Sponsored CDSs on the Practice Fusion EHR system. Practice Fusion is subject to the Compliance Addendum for a three-year period from the effective date of the Deferred Prosecution Agreement.

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

Compliance with the terms of the Settlement Agreements has imposed and could continue to impose significant costs and burdens on us. If we fail to comply with any such Settlement Agreement, the DOJ may impose substantial monetary penalties, exclude Practice Fusion from Medicare, Medicaid and other federal healthcare programs, and/or criminally prosecute Practice Fusion, which could have a material adverse effect on our business, financial condition and results of operations. On August 17, 2021, Practice Fusion's initial Oversight Organization resigned, and on August 25, 2021, Practice Fusion received a notice from the U.S. Attorney's Office for the District of Vermont stating Practice Fusion was in breach of the Deferred Prosecution Agreement due to such resignation. On September 17, 2021, Practice Fusion engaged a new Oversight Organization, and in February, 2022, Practice Fusion reached an agreement in principle with the U.S. Attorney's Office for the District of Vermont to resolve the matter without finding of a breach.

Other government investigations or legal or regulatory proceedings, including investigations or proceedings brought by private litigants or shareholders, federal agencies, private insurers and states’ attorneys general, have followed as a consequence of our entry into the Settlement Agreement or the existing government investigation of our EIS Business, which could result in criminal liability, the imposition of damages or non-monetary relief, significant compliance, litigation or settlement costs, other losses, or a diversion of management’s attention from other business concerns and have a material adverse effect on our business, results of operations and financial condition. We may also be subject to negative publicity related to these matters that could harm our reputation, reduce demand for our solutions and services, result in employee attrition and negatively impact our stock price.

We have acquired and expect to acquire new companies, investments or technologies, and we have also completed certain asset or business dispositions, each of which is subject to significant risks.

We have recently made investments in, or acquisitions or dispositions of, businesses, joint ventures, services and technologies, and other intellectual property rights. We expect that we will continue to take strategic portfolio actions in the future.

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

Dispositions are also subject to many risks, including potential negative impacts to the Company's earnings and risks relating to transition service or other post-disposition obligations, as well as the diversion of management's attention.

Prior to their acquisition by us, the Enterprise Information Solutions business acquired from McKesson Corporation (the “EIS Business”) received a request for documents and information from the U.S. Attorney’s Office pursuant to a civil investigative demand (a “CID”). The CID relates to the certification of the business’s software under the ONC’s EHR certification program and related business practices. In August 2018, an additional CID sought similar information related to a separate EIS Business solution. If either CID leads to a claim or legal proceeding against us or our businesses that results in the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs or any other losses, in each case for which we are not indemnified by the seller of the acquired business, or are otherwise unable to recover against the seller, such damages, relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

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

If we fail to properly evaluate and execute acquisitions, investments or dispositions, or if we fail to successfully integrate acquired businesses, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses or investments, which could materially and adversely impact our business, financial condition and operating results. In addition, we may incur asset impairment charges related to acquisitions or divestitures that reduce the Company's earnings.

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

Our business model depends on our ability to sell our products and services. Acceptance of our products and services may require our clients to adopt different behavior patterns and new methods of conducting business and exchanging information. We cannot provide assurance that our clients will integrate our products and services into their workflow or that participants in the healthcare market will accept our products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad market acceptance of our products and services, or if we fail to position our services as a preferred method for information management and healthcare delivery, our business, financial condition and operating results could be materially and adversely impacted.

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

The implementation of large and complex contracts requires us to devote sufficient personnel, systems, equipment, technology and other resources necessary to ensure a timely and successful implementation, which may in turn reduce the amount of resources available to successfully bid for and implement other new customer contracts. If we fail to implement large and complex contracts successfully and in a timely manner, or if as a result of resource constraints, we fail to properly implement other new customer contracts, we may face significant challenges that will adversely affect our business, financial condition and operating results.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our clients’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on our ability to manage changing business conditions and to effectively maintain and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of integrating any prior or future acquisition with our existing businesses, could cause us to incur unexpected expenses, render us unable to meet our clients’ requirements, and consequently could materially and adversely impact our business, financial condition and operating results.

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

If we cannot adapt to changing technologies or are unable to anticipate changes in our current and potential clients' or users' requirements, our products and services may become obsolete and our business could suffer. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective clients and users, license leading technologies and respond to technological advances and emerging industry standards and practices, all on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving client or user requirements or emerging industry standards. Any of the foregoing could materially and adversely impact our business, financial condition and operating results.

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

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies. For instance, any of our current or future intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all.

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

Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give our competitors access to our technology and could materially and adversely impact our business and operating results. Any increase in the unauthorized use of our intellectual property could also divert the efforts of our technical and management personnel and result in significant additional expense to us, which could materially and adversely impact our operating results. Finally, we may be required to spend significant resources to monitor and protect our intellectual property rights, including with respect to legal proceedings, which could result in substantial costs and diversion of resources and could materially and adversely impact our business, financial condition and operating results.

We could be impacted by unfavorable results of legal proceedings and claims, such as being found to have infringed on a third party’s intellectual property rights.

We are subject to various legal proceedings and claims that have not yet been fully resolved, including the CIDs discussed under Note 22, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, and additional claims may arise in the future. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation seeking to monetize patents that they have purchased or otherwise obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and as we enter into new geographies and markets, the number of intellectual property rights-related actions against us has increased and is likely to continue to increase. We are vigorously defending against these actions in a number of jurisdictions.

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

These provisions in our certificate of incorporation, bylaws and debt instruments could discourage, delay or prevent a change of control of our company or changes in our management that certain of our stockholders may deem advantageous, and therefore could limit our stock price.

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

Under the Indenture, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the Indenture) at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes. Our failure to repurchase the Convertible Notes at a time when the repurchase is required would constitute a default under the Indenture, which may result in acceleration of our outstanding indebtedness. In addition, if, upon the occurrence of a “fundamental change” (as defined in the Indenture), holders of at least $35 million aggregate principal amount of the Convertible Notes require us to repurchase their respective Convertible Notes, this will result in a default under the Second Amended Credit Agreement, which may result in, among other things, the requirement to immediately repay all outstanding amounts owed thereunder.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See Note 10, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. During the quarter ended December 31, 2021, the conditional conversion feature of the Convertible Notes was triggered as a result of the sale price of Allscripts' common stock being greater than or equal to 130% of the conversion price for the requisite period during such quarter. As a result, holders of the Convertible Notes are entitled to convert the Convertible Notes into common stock at their option at any time during the quarter ending March 31, 2022. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligations through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The new standard changes the accounting for the convertible debt instruments described above. An entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which would decrease our diluted weighted-average earnings per share. We adopted ASU 2020-06 on January 1, 2022 and we expect the adoption to impact our consolidated financial statements in future periods. The new standard is discussed under Note 1, “Basis of Presentation,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Our failure to maintain proper and effective internal control over financial reporting could impair our ability to produce accurate and timely financial statements.

We maintain internal financial and accounting controls and procedures that are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Ensuring that we have adequate internal financial and accounting controls and procedures in place, such that we can provide accurate financial statements on a timely basis, is a costly and time-consuming process that requires significant management attention. Additionally, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting, or if the firm interprets the relevant rules, regulations or requirements related to the maintenance of internal control over financial reporting differently than we do, then it may issue an adverse opinion.

As we continue to expand our business, the challenges involved in implementing adequate internal control over financial reporting will increase. Any failure to maintain adequate controls, any inability to produce accurate financial statements on a timely basis, or any adverse opinion issued by our independent registered public accounting firm related to our internal controls over financial reporting, could increase our operating costs and materially and adversely impact our operating results. In addition, investors’ perceptions that our internal controls over financial reporting are inadequate, or that we are unable to produce accurate financial statements on a timely basis, may harm our stock price and make it more difficult for us to effectively market and sell our services to clients, which could materially and adversely impact our business, financial condition and operating results. This could also subject us to sanctions or investigations by Nasdaq, the SEC or other applicable regulatory authorities, which could require the commitment of additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2021, we leased 940 thousand square feet of building space worldwide. Our facilities are primarily located in the United States, although we also maintain facilities in Australia, Canada, India, Israel, Kuwait, the Philippines, Qatar, Singapore, Sri Lanka and the United Kingdom. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current business requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 24, 2022, we announced that our Board approved a new stock purchase program (the “2022 Program”) under which we may repurchase up to $250 million of our common stock, with no termination date. The 2022 Program replaced a previous program approved by our Board in 2021 (the “2021 Program”). During the three months ended December, 31, 2021, we repurchased 6.5 million shares of our common stock under the 2021 Program, and this fully utilized all remaining authorization under the 2021 Program.

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

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share (1)	Programs	Programs
10/01/21—10/31/21	0	$0.00	0	$108,361
11/01/21—11/30/21	3,566	$16.65	3,566	$48,989
12/01/21—12/31/21	2,898	$16.90	2,898	$0
	6,464	$16.76	6,464
(1)
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

Stockholders

According to the records of our transfer agent, as of February 21, 2022, there were 344 holders of record of our common stock, including banks, brokers and other nominees who hold shares of our common stock on behalf of an indeterminate number of beneficial owners.

Performance Graph

The following graph compares the cumulative 5-year total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Health Services index for the period commencing on December 31, 2016 through December 31, 2021, and assuming an initial investment of $100. Data for the Nasdaq Composite index and the Nasdaq Health Services index assumes reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Allscripts Healthcare Solutions, Inc.
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2016	2017	2018	2019	2020	2021
Allscripts Healthcare Solutions, Inc.	100.00	142.51	94.42	96.13	141.43	180.71
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Health Services	100.00	116.65	140.03	190.67	307.73	218.38

Item 6. Reserved

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

Overview

Our Business Overview and Regulatory Environment

We deliver information technology (“IT”) solutions and services to help healthcare organizations achieve optimal clinical, financial and operational results. We sell our solutions to physicians, hospitals, governments, health systems, health plans, life sciences companies, retail clinics, retail pharmacies, pharmacy benefit managers, insurance companies, employer wellness clinics, post-acute organizations, such as home health and hospice agencies, and venture capital firms. We help our clients improve the quality and efficiency of health care with solutions that include electronic health records (“EHRs”), information connectivity, private cloud hosting, outsourcing, analytics, patient access and population health management. We derive our revenues primarily from sales of our proprietary software (either as a perpetual license sale or under a subscription delivery model), support and maintenance services, and managed services, such as outsourcing, private cloud hosting and revenue cycle management.

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

Globally, healthcare providers continue to face the COVID-19 crisis, as well as an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight has impacted and could continue to impact our clients and our business. Most recently, the passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration (“FDA”) oversight of EHRs, and the ensuing regulations on data blocking and interoperability were released by the Department of Health and Human Services (“DHHS”) in March 2020 and became applicable under Office of the National Coordinator for Health Information Technology (“ONC”) oversight in April 2021. Additional regulatory clarity will come with the final rule expected shortly from the DHHS Office of the Inspector General. Some aspects of the new regulations will have a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts will need to complete development work to satisfy the revised and new certification criterion, and we and our clients will continue making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

Population health management, analytics, data connectivity based on open APIs and other exchange mechanisms, and patient engagement are strategic imperatives that can help address these challenges. In the United States, for example, such initiatives are critical tools for success under the framework of the Quality Payment Program (“QPP”), launched by the Centers for Medicare & Medicaid Services (“CMS”) in response to the passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”). As healthcare providers and payers continue to migrate from volume-based to value-based care delivery and also weigh compliance with the newly finalized information blocking and interoperability regulations from the ONC and CMS, solutions that are connected to the consumer marketplace are the key to market leadership in the new healthcare reality. Additionally, there is a small but growing portion of the market interested in payment models not reliant on insurance, such as the direct primary care model, where doctors and other healthcare professionals understand the clinical value of the interoperable EHR separate and apart from payment mechanisms established by public or commercial payers or associated reporting requirements.

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

Specific to the United States, the healthcare IT industry in which we operate continues to experience a period of change, primarily due to new laws and regulations, as well as modifications to industry standards. Various incentives that exist today (including alternative payment models that reward high value care delivery) have rapidly moved health care toward a time where EHRs are as common as practice management or other financial systems in all provider offices and hospitals. As a result, we believe that legislation, such as the aforementioned MACRA, as well as other government-driven initiatives (including at the state level), will continue to affect healthcare IT adoption and expansion, including products and solutions like ours. We must take steps to comply with state-specific laws and regulations governing companies in the health information technology space. We believe that we are well-positioned in the market to take advantage of the ongoing opportunity presented by these changes.

The recently finalized ONC regulation on interoperability, information blocking and certification is the most recent major government action that will affect the health IT industry. The rule requires that we evaluate changes to business processes related to requests for the access, exchange or use of Electronic Health Information, as defined in the ONC regulation. The rule, which involves complex and specific requirements, will necessitate adjustments in our interactions with the market, but we also believe it may lead healthcare organizations to further invest in technologies, such as those sold by Allscripts, that facilitate the exchange of health data and support patients’ access to their information. Given Allscripts’ OPEN strategy, the Company’s application programming interface-based approach to connectivity launched more than a decade ago that exemplified for policy makers the potential benefits of APIs, Allscripts has adjusted quickly to the requirement to remove barriers to information exchange.

In addition, given that CMS annually proposes new and revised regulations, including payment rules for upcoming years requiring the use of EHRs and other health information technology, Allscripts continues to prepare on an ongoing basis for additional areas in which we must execute compliance. Similarly, our ability to achieve newly expanded applicable product certification requirements resulting from changing strategies at the ONC and the scope of related development and other efforts required to meet regulatory standards could both materially impact our capacity to maximize the market opportunity. All of our market-facing EHR solutions and several other relevant products have successfully completed the testing process and are certified as 2015 Edition-compliant by an ONC-Authorized Certification Body (the most recent edition), and we remain committed to satisfying the new certification requirements and meeting the 2015 Edition conditions of certification that were finalized in March 2020 by the ONC.

The MACRA encouraged the adoption of health IT necessary to satisfy new requirements more closely associating the report of quality measurements to Medicare payments. Following the finalization of the Physician Fee Schedule rule each year, providers accepting payment from Medicare must select one of two payment models: the Merit-based Incentive Payment System (“MIPS”) or an Advanced Alternative Payment Model (“APM”). Both of these approaches require substantive reporting on quality measures. Additionally, the MIPS consolidated several preexisting incentive programs, including Medicare Meaningful Use and Physician Quality Reporting System, under one umbrella, as required by statute. We believe this law, coupled with other pay for value programs, continues to drive additional interest in our products among providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act (“HITECH”) incentive program but now need EHRs and other health IT solutions and among those looking to move to more robust systems to comply with increasingly complex MACRA requirements. Additional regulations continue to be released annually, clarifying requirements related to reporting and quality measures, which will enable physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with the new law and associated regulations.

Given the ongoing expansion of payment models requiring analytics, reporting and greater data connectivity, we believe large physician groups will continue to purchase and enhance their use of EHR technology; while the number of very large practices with over 100 physicians that have not yet acquired such technology is insignificant, the number of those considering replacement purchases is increasing. Such practices may choose to replace old EHR technology in the future as regulatory requirements (such as those related to Advanced APMs) and business realities dictate the need for updates and upgrades, as well as additional features and functionality. As incentive payment strategies shift again through policies released by the Biden Administration in the United States (including the anticipated growth in Medicaid payment models), as well as the role of commercial payers and their continued expansion of alternative payment models and interest in attaining larger volumes of clinical data, we expect that there will be additional incentives for purchase and expansion of EHR technology.

We also continue to see activity in local community-based buying, whereby individual hospitals, health systems and integrated delivery networks subsidize the purchase of EHR licenses or related services for local, affiliated physicians and physicians across their employed physician base in order to leverage buying power and to help those practices take advantage of payment reform opportunities. We believe that the rules related to exceptions to the Stark Law and Anti-Kickback Statute, which were revised to continue to allow hospitals and other organizations to subsidize the purchase of EHRs, will possibly further contribute to the growth of this market dynamic. We expect that these regulatory revisions from DHHS will further support value-based payment models and their associated purchasing arrangements between hospitals and physician practices, including allowing subsidization of replacement EHRs and not just initial purchases. The associated challenge we face is to successfully position, sell, implement and support our products sold to hospitals, health systems or integrated delivery networks that subsidize their affiliated physicians. We believe the community programs we have in place will help us penetrate these markets.

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

Additionally, other public laws to reform the United States healthcare system contain various provisions that may impact us and our clients. The previous Trump Administration and several state governments took steps to alter aspects of the PPACA, including through litigation. Although PPACA was upheld by the United States Supreme Court, it continues to create uncertainty for us and for our clients. We expect that the Biden Administration will take a different approach to the PPACA, including attempting to expand the number of citizens covered by health insurance, which would be favorable for our clients. Some laws currently in place may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as laws or regulations mandating reductions in reimbursement for certain types of providers, restrictions on “surprise billing” for certain services and by certain provider types, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and payment adjustments for non-participation in certain programs or overpayment of certain incentive payments may also adversely affect participants in the healthcare sector, including us.

Allscripts continues to see increased opportunities stemming from the large stores of patient data accumulated from our industry-leading client base and partnerships with other EHR companies, including NextGen Healthcare Inc., a leading provider of ambulatory-focused healthcare technology solutions. Through collaboration with researchers and life sciences companies, we believe Allscripts may play a role in the study of real-world evidence as it relates to post-market surveillance of new medicines or the study of therapeutics related to COVID-19, as examples. We continue to closely monitor regulations and/or guidance from DHHS, the CDC and the FDA, as well as any new laws that take shape in Congress that may touch third-party uses of patient data and/or any related privacy implications for patient consent.

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

Impacts of COVID-19

The global outbreak of COVID-19 has resulted in volatile economic activity around the world, and the degrees of any economic recovery in various jurisdictions have not been linear. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We are conducting business with certain modifications to employee travel and employee work locations, and have implemented certain cost reduction initiatives, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders.

Allscripts, along with other health IT vendors, was asked by the White House, DHHS, the CDC, and state and local governments to support public health efforts to contain the pandemic by expanding COVID-19 reporting options available to our clients. Our technology has been instrumental to the provision of high-quality care, aiding not only public health surveillance but also in clinical decision support interventions to aid in triage, diagnosis and treatment; information exchange as patients are moved from site to site and/or discharged; predictive analytics based on local data for surge anticipation and vaccine management; and research based on real-world data informing the world's evolving understanding of post-acute sequelae of COVID-19 (known colloquially as Long COVID).

However, the COVID-19 pandemic negatively impacted revenue for the year ended December 31, 2021, as we continued to see delays in deals with upfront software revenue and professional services implementations across our inpatient and outpatient base. During 2020, we implemented cost reduction actions across all functional disciplines of the Company, including headcount reductions and temporary salary measures. We believe the cost reduction actions that were implemented in 2020 and our current liquidity provide us with operating and financial flexibility to assist us in navigating through this uncertain environment.

The extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the duration and severity of the COVID-19 pandemic, additional “waves” of outbreaks and variants of the virus, the impact of the pandemic on economic activity, and the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Summary of Results

During 2021, Allscripts continued making progress on our key strategic, financial and operational imperatives aimed at driving higher client satisfaction. In doing so, we improved our competitive positioning by expanding the depth and breadth of our products and, ultimately, aligning the Company for sustainable long-term growth both domestically and globally. In that regard, we had success across the below key areas:

•
U.S. Core Solutions and Services: In 2021, we continued leveraging our long-standing strategic partnership with Microsoft to enable the expanded development and delivery of cloud-based health IT solutions. Our partnership with Microsoft Azure helps us enhance our clients' high availability, cybersecurity, disaster recovery and business continuity capabilities, which have become more important over the last year.

Mercy Iowa City selected the Allscripts Sunrise Platform of Health, which operates on Microsoft Azure, as a core EHR for its community hospital and clinics across Eastern Iowa. Another client, Blessing Health System, a not-for-profit healthcare organization, has substantially expanded its Allscripts partnership to three facilities—Blessing Health Keokuk, Hannibal Clinic, and partner provider Scotland County Hospital. The health system has also acquired Allscripts® Managed Services and has extended its agreement through 2028. Also in 2021, a client of 15 years, BronxCare Health System, signed an extension with Allscripts into 2031, looking to modernize its clinical documentation for nurses and physicians as they go all in for an integrated EHR.

•
Veradigm: From the beginning and throughout the pandemic, Allscripts has been a trusted partner to our clients. Specifically, we maintain a tight focus on ensuring we are helping provide our clients with the value needed to manage the COVID-19 pandemic across all varying phases.

A pertinent example of how we are continuing our commitment to our clients and their patients is through our Veradigm study source platform. This platform modernizes clinical research while extending Allscripts EHR systems to include research workflows. For instance, it identifies eligible study patients and efficiently enrolls them in studies and uses the healthcare data to assist with the research.

Veradigm® also signed a partnership agreement with PRA Health Sciences, Inc. (now part of ICON), to create the industry's leading EHR-based clinical research network, reaching more than 25,000 physicians and 40 million patients across the United States.

In 2021, Veradigm signed a teaming agreement to enable the U.S. Centers for Disease Control and Prevention access to our Health Insights' EHR data set to advance and assist in the CDC's COVID-19 research. The real-world data that we provide will aid CDC scientists in analyzing and developing insights related to variants, vaccinations, long-term effects and other emerging questions related to COVID-19 and its existing and subsequent strains.

Along with that effort, Veradigm signed a deal with Moderna to provide research consulting and data analytics services for eight real-world database studies focused on gaining a better understanding of the different aspects of Moderna’s COVID-19 vaccine in the U.S. population.

•
Capital Deployment and Operational Efficiency: Allscripts continued to exert discipline in managing our cost structure in 2021. We divested our 2bPrecise business to a third party for a non-controlling interest in the combined entity. We also sold a third-party investment, resulting in a $61 million gain. The net proceeds from these activities positively impacted our consolidated statements of operations, which will allow us to further invest in the growth of our solutions.

Total revenue for the year ended December 31, 2021 was $1.5 billion, which remained relatively flat as compared with the year ended December 31, 2020. Software delivery, support and maintenance revenue totaled $916 million in the year ended December 31, 2021, a decrease of 1% compared to the prior year. Client services revenue totaled $587 million in the year ended December 31, 2021, an increase of 1% compared to the prior year.

Gross profit increased during 2021 compared to 2020, primarily due to revenue mix, decreases in hosting costs and the impact of the cost reduction initiatives implemented throughout 2020. Gross margin increased by 3.6% to 41.2% compared with the prior year period gross margin of 37.6%, primarily due to the previously mentioned revenue mix, decreases in hosting costs and the impact of the cost reduction initiatives implemented throughout 2020.

Our contract backlog as of December 31, 2021 was $3.8 billion, a decrease of 7% compared with our contract backlog of $4.1 billion as of December 31, 2020.

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

Asset impairment charges consist primarily of non-cash charges related to the write-off of deferred costs related to our private cloud hosting operations, our decision to discontinue certain software development projects and the impairment of certain intangible assets.

Goodwill impairment charges incurred related to our historical Hospital and Health System reporting unit during the year ended December 31, 2019.

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

Other income (loss), net included a gain related to the sale of a third-party cost-method investment during the year ended December 31, 2021. The activity during the year ended December 31, 2019 included a settlement with the Department of Justice (“DOJ”) related to our Practice Fusion business.

Gain on sale of businesses, net consists of net gains from the divestiture of the 2bPrecise business during the year ended December 31, 2021.

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

(Loss) income from discontinued operations during the years ended December 31, 2021, 2020 and 2019 includes activity associated with CarePort and the EPSiTM business (“EPSi”). The activity during 2021 relates to certain adjustments made in connection with the sale of CarePort and EPSi, which primarily relates to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

Gain on sale of discontinued operations consists of net gains from the divestitures of EPSi and CarePort during 2020.

Overview of Consolidated Results

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Revenue:
Software delivery, support and maintenance	$916,186	$923,737	$1,010,993	(0.8%)	(8.6%)
Client services	586,851	578,963	621,618	1.4%	(6.9%)
Total revenue	1,503,037	1,502,700	1,632,611	0.0%	(8.0%)
Cost of revenue:
Software delivery, support and maintenance	278,551	287,954	319,140	(3.3%)	(9.8%)
Client services	486,221	530,652	595,310	(8.4%)	(10.9%)
Amortization of software development and acquisition-related assets	118,700	118,399	107,874	0.3%	9.8%
Total cost of revenue	883,472	937,005	1,022,324	(5.7%)	(8.3%)
Gross profit	619,565	565,695	610,287	9.5%	(7.3%)
Gross margin %	41.2%	37.6%	37.4%
Selling, general and administrative expenses	313,814	389,941	400,808	(19.5%)	(2.7%)
Research and development	193,671	206,061	245,443	(6.0%)	(16.0%)
Asset impairment charges	11,772	74,969	10,837	(84.3%)	NM
Goodwill impairment charge	0	0	25,700	0.0%	(100.0%)
Amortization of intangible and acquisition-related assets	23,109	25,604	27,188	(9.7%)	(5.8%)
Income (loss) from operations	77,199	(130,880)	(99,689)	(159.0%)	31.3%
Interest expense	(13,166)	(34,104)	(43,172)	(61.4%)	(21.0%)
Other income (loss), net	87,666	54	(138,904)	NM	(100.0%)
Gain on sale of businesses, net	8,370	0	0	100.0%	0.0%
Impairment of long-term investments	0	(1,575)	(651)	(100.0%)	141.9%
Equity in net income of unconsolidated investments	1,757	17,194	665	(89.8%)	NM
Income (loss) from continuing operations before income taxes	161,826	(149,311)	(281,751)	NM	(47.0%)
Income tax (provision) benefit	(27,851)	16,692	43,340	NM	(61.5%)
Effective tax rate	17.2%	11.2%	15.4%
Income (loss) from continuing operations, net of tax	133,975	(132,619)	(238,411)	NM	(44.4%)
(Loss) income from discontinued operations	(15)	71,448	75,235	(100.0%)	(5.0%)
Gain on sale of discontinued operations	647	1,156,504	0	(99.9%)	100.0%
Income tax effect on discontinued operations	(169)	(394,926)	(19,426)	(100.0%)	NM
Income from discontinued operations, net of tax	463	833,026	55,809	(99.9%)	NM
Net income (loss)	134,438	700,407	(182,602)	(80.8%)	NM
Net loss attributable to non-controlling interests	0	0	424	0.0%	(100.0%)
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$134,438	$700,407	$(182,178)	(80.8%)	NM

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

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Revenue:
Recurring revenue	$1,209,746	$1,222,731	$1,278,456	(1.1%)	(4.4%)
Non-recurring revenue	293,291	279,969	354,155	4.8%	(20.9%)
Total revenue	$1,503,037	$1,502,700	$1,632,611	0.0%	(8.0%)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Recurring revenue decreased during the year ended December 31, 2021 compared to prior year due to attrition. The decrease was partially offset by an increase in recurring transaction-related revenues and subscription revenues. Non-recurring revenue increased due to an increase in transaction-related revenues. The increase was partially offset by lower upfront software revenues.

The percentage of recurring and non-recurring revenue of our total revenue was 80% and 20%, respectively, during the year ended December 31, 2021 and 81% and 19%, respectively, during the year ended December 31, 2020.

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

Gross Profit

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Total cost of revenue	$883,472	$937,005	$1,022,324	(5.7%)	(8.3%)
Gross profit	$619,565	$565,695	$610,287	9.5%	(7.3%)
Gross margin %	41.2%	37.6%	37.4%

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Gross profit and margin increased during the year ended December 31, 2021 compared to prior year primarily due to revenue mix, decreases in hosting costs and the impact of the cost reduction initiatives implemented throughout 2020. The gross profit increase was partially offset by attrition.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Gross profit decreased during the year ended December 31, 2020 compared to prior year primarily due to attrition, revenue mix, project delays and higher amortization of software development costs. The decrease was partially offset by new business in software subscription revenues and cost reduction initiatives.

Gross margin slightly increased during the year ended December 31, 2020 compared to prior year primarily due to cost reduction initiatives.

Selling, General and Administrative Expenses

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Selling, general and administrative expenses	$313,814	$389,941	$400,808	(19.5%)	(2.7%)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Selling, general and administrative expenses decreased during the year ended December 31, 2021 compared with the prior year, primarily due to lower legal costs and the impact of the cost reduction initiatives implemented throughout 2020.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Selling, general and administrative expenses decreased during the year ended December 31, 2020 compared with the prior year, primarily due to the impact of cost reduction initiatives.

Research and Development

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Research and development	$193,671	$206,061	$245,443	(6.0%)	(16.0%)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Research and development expenses decreased during the year ended December 31, 2021 compared with the prior year, primarily due to the impact of the cost reduction initiatives implemented throughout 2020.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Research and development expenses decreased during the year ended December 31, 2020 compared with the prior year, primarily due to the impact of cost reduction initiatives.

Asset Impairment Charges

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Asset impairment charges	$11,772	$74,969	$10,837	(84.3%)	NM

Year Ended December 31, 2021 Compared with the Years Ended December 31, 2020 and 2019

Asset impairment charges during the year ended December 31, 2021 were primarily due to the write-offs of deferred costs related to our private cloud hosting operations. The write-offs were driven by the termination of our previous agreement with a private cloud hosting partner as part of a transition to another partner. We recorded several non-cash asset impairment charges during the year ended December 31, 2020. We recorded a non-cash asset impairment charge of $23.1 million related to the write-off of the remaining Health Grid acquired customer relationship intangible balance. This was partially offset by the write-off of $13.9 million related to the Health Grid contingent consideration accrual. We recorded $31.2 million of non-cash asset impairment charges related to the write-off of capitalized software due to the asset values exceeding the product’s net realizable value. The write-off was primarily related to one product in which we determined it would no longer be placed into service. We also recorded a $34.3 million non-cash asset impairment charge due to the write-off of deferred costs related to our private cloud hosting operations. The write-off was driven by the expectation of improved efficiencies in the utilization of our contract compared with historical deferred costs, which was identified through our broader cost reduction initiatives. Asset impairment charges for the year ended December 31, 2019 were primarily the result of impairing the remaining NantHealth acquired customer relationship intangible balance of $8.1 million. We also recognized non-cash impairment charges of $2.7 million on the retirement of certain hosting assets due to data center migrations.

Goodwill Impairment Charge

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Goodwill impairment charge	$0	$0	$25,700	0.0%	(100.0%)

Year Ended December 31, 2021 Compared with the Years Ended December 31, 2020 and 2019

We recorded a goodwill impairment charge of $25.7 million related to our historical Hospitals and Health Systems reporting unit during the year ended December 31, 2019. Refer to Note 8, “Goodwill and Intangible Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding this impairment.

Amortization of Intangible and Acquisition-Related Assets

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Amortization of intangible and acquisition-related assets	$23,109	$25,604	$27,188	(9.7%)	(5.8%)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The decrease in amortization expense for the year ended December 31, 2021 compared with the prior year was due to normal amortization expense in 2021 and certain intangible assets being fully amortized in 2020.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

The decrease in amortization expense for the year ended December 31, 2020 compared with the prior year was due to normal amortization expense in 2020 and certain intangible assets being fully amortized in 2019.

Interest Expense

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Interest expense	$13,166	$34,104	$43,172	(61.4%)	(21.0%)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The decrease in interest expense for the year ended December 31, 2021 compared with the prior year was primarily due to lower outstanding debt levels during the current year. The 1.25% Notes matured and were repaid in full in the third quarter of 2020. The senior secured credit facility was repaid in full in the fourth quarter of 2020. The decrease was partially offset as a result of new borrowings from the senior secured revolving facility (“Revolving Facility”) that occurred in the second quarter of 2021.

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

Other income (loss), net

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Other income (loss), net	$87,666	$54	$(138,904)	NM	(100.0%)

Year Ended December 31, 2021 Compared with the Years Ended December 31, 2020 and 2019

Other income (loss), net for the year ended December 31, 2021 consisted of a $60.9 million gain as a result of the sale of a third-party cost method investment; a $9.7 million gain as a result of a note conversion and the revaluation of our existing investment with a third-party cost method investment; a $5.0 million distribution received from the an escrow account related to Practice Fusion; $2.8 million in distributions received from a third-party cost method investment and a $1.6 million gain as a result of the sale of a third-party cost method investment. Other income (loss), net also consists of a combination of interest income and miscellaneous receipts and expenses.

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

Gain on Sale of Businesses, Net

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Gain on sale of businesses, net	$8,370	$0	$0	100.0%	0.0%

Year Ended December 31, 2021 Compared with the Years Ended December 31, 2020 and 2019

Gain on sale of businesses, net for the year ended December 31, 2021 consisted of a $8.4 million gain from the divestiture of the 2bPrecise business.

Impairment of Long-term Investments

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Impairment of long-term investments	$0	$(1,575)	$(651)	(100.0%)	141.9%

Year Ended December 31, 2021 Compared with the Years Ended December 31, 2020 and 2019

Impairment of long-term investments during the year ended December 31, 2020 consisted of $1.6 million, which included $1.0 million related to one of our cost method investments and $0.6 million related to one of our third-party equity method investments. Impairment of long-term investments during the year ended December 31, 2019 consisted of an impairment of $1.7 million associated with one of our long-term equity investments. The impairment was partially offset with a $1.0 million recovery of a long-term equity investment that had previously been impaired.

Equity in Net Income of Unconsolidated Investments

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Equity in net income of unconsolidated investments	$1,757	$17,194	$665	(89.8%)	NM

Year Ended December 31, 2021 Compared with the Years Ended December 31, 2020 and 2019

Equity in net income of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting based on one quarter lag. During the year ended December 31, 2020, we recorded a $16.8 million gain from the sale of a third-party equity-method investment.

Income Tax (Provision) Benefit

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Income tax (provision) benefit	$(27,851)	$16,692	$43,340	NM	(61.5%)
Effective tax rate	17.2%	11.2%	15.4%

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory income tax rate, state taxes, tax credits and certain discrete items. Our effective tax rate for the year ended December 31, 2021, compared with the prior year, differs primarily due to the release of valuation allowance of $1.5 million recorded in the year ended December 31, 2021, compared to the $16.9 million valuation allowance recorded in the year ended December 31, 2020. The Company continually evaluates the realization of its U.S. deferred tax assets and based on historical trends and current activity; we may release the remaining U.S. valuation allowance in 2022. For additional information, refer to Note 11, “Income Taxes” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory income tax rate, state taxes, tax credits and certain discrete items. Our effective tax rate for the year ended December 31, 2020, compared with the prior year, differs primarily due to the non-deductible portion of the DOJ settlement recorded in the year ended December 31, 2019 and the valuation allowance of $16.9 million recorded in the year ended December 31, 2020, compared to the $0.9 million valuation allowance recorded in the year ended December 31, 2019. For additional information, refer to Note 11, “Income Taxes” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Discontinued Operations

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
(Loss) income from discontinued operations	$(15)	$71,448	$75,235	(100.0%)	(5.0%)
Gain on sale of discontinued operations	647	1,156,504	0	(99.9%)	100.0%
Income tax effect on discontinued operations	(169)	(394,926)	(19,426)	(100.0%)	NM
Income from discontinued operations, net of tax	$463	$833,026	$55,809	(99.9%)	NM

Year Ended December 31, 2021 Compared with the Years Ended December 31, 2020 and 2019

On October 15, 2020 and December 31, 2020, we completed the sale of the EPSi and CarePort businesses, respectively. Prior to the sale of EPSi, it was part of the “Unallocated Amounts” category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. Prior to the sale of CarePort, it was part of the former Data, Analytics and Care Coordination reportable segment. Both businesses were part of the same strategic initiative and were sold within the same period, and given that the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results, we reported them together as discontinued operations for all periods presented. The (loss) income from discontinued operations during the years ended December 31, 2020 and 2019 represents income generated from both EPSi and CarePort. The gain on sale of discontinued operations during the year ended December 31, 2020 represents the gain from the sale of both EPSi and CarePort. The gain on sale of discontinued operations during the year ended December 31, 2021 primarily represents net working capital adjustments to the gain from the sale of CarePort. Refer to Note 18, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding discontinued operations.

Non-Controlling Interests

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Net loss attributable to non-controlling interests	$0	$0	$424	0.0%	(100.0%)

Year Ended December 31, 2021 Compared with the Years Ended December 31, 2020 and 2019

The net loss attributable to non-controlling interest represents the share of earnings of consolidated affiliates that is attributable to the affiliates’ common stock that is not owned by us for each of the periods presented. The remaining minority interest of Pulse8 was purchased during the first quarter of 2019. We have no remaining non-controlling interest activities to report.

Segment Operations

Overview of Segment Results

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Revenue:
Hospitals and Large Physician Practices	$927,590	$950,155	$1,052,267	(2.4%)	(9.7%)
Veradigm	552,208	527,968	554,910	4.6%	(4.9%)
Unallocated Amounts	23,239	24,577	25,434	(5.4%)	(3.4%)
Total revenue	$1,503,037	$1,502,700	$1,632,611	0.0%	(8.0%)

Gross Profit:
Hospitals and Large Physician Practices	$330,720	$293,672	$317,776	12.6%	(7.6%)
Veradigm	272,540	254,631	274,103	7.0%	(7.1%)
Unallocated Amounts	16,305	17,392	18,408	(6.3%)	(5.5%)
Total gross profit	$619,565	$565,695	$610,287	9.5%	(7.3%)

Income (loss) from operations:
Hospitals and Large Physician Practices	$(7,231)	$(154,315)	$(132,593)	(95.3%)	16.4%
Veradigm	81,456	38,338	51,195	112.5%	(25.1%)
Unallocated Amounts	2,974	(14,903)	(18,291)	(120.0%)	(18.5%)
Total income (loss) from operations	$77,199	$(130,880)	$(99,689)	(159.0%)	31.3%

The results for the years ended December 31, 2020 and 2019 have been recast to conform to the current year presentation, which reflects several changes made to our organizational and reporting structure during the year ended December 31, 2021. Refer to Note 19, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes to our segments.

Hospitals and Large Physician Practices

Our Hospitals and Large Physician Practices segment derives its revenue from the sale of integrated clinical and financial management solutions, which primarily include EHR-related software, related installation, support and maintenance, outsourcing and private cloud hosting.

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Revenue	$927,590	$950,155	$1,052,267	(2.4%)	(9.7%)
Gross profit	$330,720	$293,672	$317,776	12.6%	(7.6%)
Gross margin %	35.7%	30.9%	30.2%
Loss from operations	$(7,231)	$(154,315)	$(132,593)	(95.3%)	16.4%
Operating margin %	(0.8%)	(16.2%)	(12.6%)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Hospitals and Large Physician Practices revenue decreased during the year ended December 31, 2021, compared with the prior year due to lower upfront software revenues and attrition. The decrease was partly offset by an increase in software subscription and outsourcing revenues.

Gross profit and margin increased during the year ended December 31, 2021 compared with the prior year primarily due to the decreases in hosting costs and the impact of the cost reduction initiatives implemented throughout 2020. The gross profit increase was partially offset by attrition.

Loss from operations decreased during the year ended December 31, 2021 compared with the prior year due to an increase in gross profit, the impact of the cost reduction initiatives implemented throughout 2020 and the decrease in asset impairment charges in 2021.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Hospitals and Large Physician Practices revenue decreased during the year ended December 31, 2020, compared with the prior year due to attrition, lower upfront software revenues and project delays that impacted client services revenue. The decrease was partly offset by an increase in hardware revenues. In 2019, hardware revenues were included within “Unallocated Amounts”, but in 2020 we began to allocate hardware revenues between the operating segments.

Gross profit decreased during the year ended December 31, 2020 compared with the prior year primarily due to the previously mentioned attrition, revenue profile and project delays. The decrease was partially offset by cost reduction initiatives. Gross margin increased slightly during the year ended December 31, 2020 compared with the prior year primarily due to cost reduction initiatives.

Loss from operations increased during the year ended December 31, 2020 compared with the prior year, primarily due to the decline in gross profit. The increase was partially offset by cost reduction initiatives.

Veradigm

Our Veradigm segment derives its revenue from payer and life sciences solutions, which are mainly targeted at payers, life sciences companies and other key healthcare stakeholders. Additionally, revenue is derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community.

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Revenue	$552,208	$527,968	$554,910	4.6%	(4.9%)
Gross profit	$272,540	$254,631	$274,103	7.0%	(7.1%)
Gross margin %	49.4%	48.2%	49.4%
Income from operations	$81,456	$38,338	$51,195	112.5%	(25.1%)
Operating margin %	14.8%	7.3%	9.2%

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Veradigm revenue increased during the year ended December 31, 2021 compared with the prior year, primarily due to an increase in subscription and transaction-related revenues. The increase was partially offset by lower upfront software revenues and attrition.

Gross profit and gross margin increased during the year ended December 31, 2021 compared with the prior year, primarily due to the previously mentioned increases in revenue, which were partially offset due to attrition.

Income from operations and operating margin increased during the year ended December 31, 2021 compared with the prior year, primarily due to the increase in gross profit and the cost reduction initiatives implemented throughout 2020.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Veradigm revenue decreased during the year ended December 31, 2020 compared with the prior year, primarily due to decreases in maintenance, client services and transaction-related revenues. The decrease was partially offset by an increase in subscription revenue.

Gross profit and gross margin decreased during the year ended December 31, 2020 compared with the prior year, primarily due to the previously mentioned decreases in revenue.

Income from operations and operating margin decreased during the year ended December 31, 2020 compared with the prior year, primarily due to the decline in gross profit. The decrease was partially offset by lower selling, general and administrative, and research and development expenses driven by cost reduction initiatives.

Unallocated Amounts

The “Unallocated Amounts” category consists of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to the organizational changes (“Certain Products”), transfer pricing revenues and certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products do not meet the requirements to be reportable segments nor the criteria to be aggregated into the two reportable segments.

				2021%	2020%
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Revenue	$23,239	$24,577	$25,434	(5.4%)	(3.4%)
Gross profit	$16,305	$17,392	$18,408	(6.3%)	(5.5%)
Gross margin %	70.2%	70.8%	72.4%
Income (loss) from operations	$2,974	$(14,903)	$(18,291)	(120.0%)	(18.5%)
Operating margin %	12.8%	(60.6%)	(71.9%)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Revenue decreased slightly during the year ended December 31, 2021 compared to the prior year, primarily due to an increase in transfer pricing revenues and a decrease in maintenance revenues. The decrease was partially offset by an increase in upfront software revenues.

Gross profit and gross margin decreased slightly during the year ended December 31, 2021 compared to the prior year, primarily due to the decrease in revenues.

The category recorded income from operations during the year ended December 31, 2021 compared to loss from operations for the prior year, primarily due to lower selling, general and administrative expenses.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Revenue decreased slightly during the year ended December 31, 2020 compared to the prior year, primarily due to an increase in transfer pricing revenues.

Gross profit and gross margin decreased during the year ended December 31, 2020 compared to the prior year, primarily due to the decrease in revenues.

Loss from operations decreased during the year ended December 31, 2020 compared to the prior year, primarily due to the decline in gross profit and lower selling, general and administrative expenses.

Contract Backlog

Contract backlog represents the value of bookings and support and maintenance contracts that have not yet been recognized as revenue. A summary of contract backlog by revenue category is as follows:

	As of December 31,
(In millions)	2021	2020	% Change
Software delivery, support and maintenance	$2,005	$2,153	(6.9%)
Client services	1,782	1,918	(7.1%)
Total contract backlog	$3,787	$4,071	(7.0%)

Total contract backlog as of December 31, 2021 decreased compared with December 31, 2020. Total contract backlog can fluctuate between periods based on the level of revenue and bookings as well as the timing and mix of renewal activity and periodic revalidations.

We estimate that the aggregate contract backlog as of December 31, 2021 will be recognized as revenue in future years as follows:

Year Ended December 31,	(Percentage of Total Backlog)
2022	34%
2023	20%
2024	16%
2025	11%
2026	8%
Thereafter	11%
Total	100%

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties, and divestitures. As of December 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $191 million and available borrowing capacity of $724 million under our Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

				2021$	2020$
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Net income (loss)	$134,438	$700,407	$(182,602)	$(565,969)	$883,009
Less: Income from discontinued operations	463	833,026	55,809	(832,563)	777,217
Income (loss) from continuing operations	133,975	(132,619)	(238,411)	266,594	105,792
Non-cash adjustments to net income (loss)	137,852	277,934	243,215	(140,082)	34,719
Cash impact of changes in operating assets and liabilities	(23,487)	(132,982)	10,591	109,495	(143,573)
Net cash provided by operating activities - continuing operations	248,340	12,333	15,395	236,007	(3,062)
Net cash (used in) provided by operating activities - discontinued operations	(323,768)	(119,048)	30,859	(204,720)	(149,907)
Net cash (used in) provided by operating activities	$(75,428)	$(106,715)	$46,254	$31,287	$(152,969)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Net cash provided by operating activities – continuing operations increased during the year ended December 31, 2021, compared with the prior year. The change from loss from continuing operations for the year ended December 31, 2020 to income from continuing operations for the year ended December 31, 2021 reflects cost savings related to the cost reduction initiatives implemented throughout 2020, the investment gains and distributions received from our third-party cost method investments, the gain from the sale of our business that was divested in 2021 and lower interest expense, due to the repayment of the 1.25% Notes and the senior secured credit facility in the third and fourth quarters of 2020, respectively. The decrease from non-cash adjustments to net income (loss) in 2021 is primarily related to a decrease in asset impairment charges, the sale of a third-party cost method investment and lower depreciation and amortization, which was partially offset by lower equity in net income of unconsolidated investments. The cash impact of changes in operating assets and liabilities during 2021 is absent of the $147 million of payments and interests included in 2020 that is related to the settlement with the DOJ in connection with the Practice Fusion investigations.

Net cash used in operating activities – discontinued operations during the year ended December 31, 2021 primarily reflects the income tax payment related to the gain realized from the sale of EPSi and CarePort on October 15, 2020 and December 31, 2020, respectively.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Net cash provided by operating activities – continuing operations decreased during the year ended December 31, 2020, compared with the prior year. The decrease in loss from continuing operations in 2020 was primarily related to the absence of the accrual recorded in 2019 for a $145 million settlement with the DOJ in connection with the Practice Fusion investigations. The increase in non-cash adjustments to net income in 2020 is primarily related to an increase in asset and long-term investment impairment charges and an increase in deferred taxes, which were partially offset by lower depreciation, the sale of a third-party equity-method investment and a decrease in stock-based compensation expenses. The cash impact of changes in operating assets and liabilities during 2020 reflects $147 million of payments and interests related to the settlement with the DOJ in connection with the Practice Fusion investigations.

Net cash used in operating activities – discontinued operations during the year ended December 31, 2020 reflects transaction expenses and the additional tax provision related to the gain from the sale of EPSi and CarePort on October 15, 2020 and December 31, 2020, respectively.

Investing Cash Flow Activities

				2021$	2020$
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Capital expenditures	$(5,295)	$(17,025)	$(16,450)	$11,730	$(575)
Capitalized software	(73,265)	(87,993)	(103,317)	14,728	15,324
Cash paid for business acquisitions, net of cash acquired	0	0	(23,443)	0	23,443
Sale of businesses and other investments, net of cash divested, and distributions received	68,806	1,734,967	1,044	(1,666,161)	1,733,923
Purchases of equity securities, other investments and related intangible assets, net	(2,421)	(7,097)	(8,235)	4,676	1,138
Other proceeds from investing activities	0	0	14	0	(14)
Net cash (used in) provided by investing activities - continuing operations	(12,175)	1,622,852	(150,387)	(1,635,027)	1,773,239
Net cash used in investing activities - discontinued operations	0	(7,664)	(10,669)	7,664	3,005
Net cash (used in) provided by investing activities	$(12,175)	$1,615,188	$(161,056)	$(1,627,363)	$1,776,244

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The change from net cash provided by investing activities - continuing operations for the year ended December 31, 2020 to net cash used in investing activities - continuing operations for the year ended December 31, 2021 was primarily due to the absence of cash received from the sales of EPSi and CarePort on October 15, 2020 and December 31, 2020, respectively.

Net cash used in investing activities – discontinuing operations during the year ended December 31, 2020 primarily consisted of capitalized software costs for EPSi and CarePort.

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

Financing Cash Flow Activities

				2021$	2020$
	Year Ended December 31,			Change	Change
(In thousands)	2021	2020	2019	from 2020	from 2019
Taxes paid related to net share settlement of equity awards	$(14,023)	$(6,033)	$(7,286)	$(7,990)	$1,253
Proceeds from issuance of 0.875% Convertible Senior Notes	0	0	218,000	0	(218,000)
Payments for issuance costs on 0.875% Convertible Senior Notes	0	(758)	(5,445)	758	4,687
Payments for capped call transaction on 0.875% Convertible Senior Notes	0	0	(17,222)	0	17,222
Repayment of Convertible Senior Notes	0	(352,361)	0	352,361	(352,361)
Credit facility payments	(75,000)	(1,315,000)	(220,000)	1,240,000	(1,095,000)
Credit facility borrowings, net of issuance costs	250,000	903,625	279,241	(653,625)	624,384
Repurchase of common stock	(417,443)	(334,863)	(111,460)	(82,580)	(223,403)
Payment of acquisition and other financing obligations	(2,400)	(4,369)	(14,685)	1,969	10,316
Purchases of subsidiary shares owned by non-controlling interest	0	0	(53,800)	0	53,800
Net cash (used in) provided by financing activities	$(258,866)	$(1,109,759)	$67,343	$850,893	$(1,177,102)

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Net cash used in financing activities decreased during the year ended December 31, 2021 compared with the prior year, primarily due to the absence of repayments of convertible senior notes and lower credit facility payments in 2021. The decrease was partially offset by lower credit facility borrowings and higher repurchases of common stock in 2021.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

The change from net cash provided by financing activities for the year ended December 31, 2019 to net cash used in financing activities for the year ended December 31, 2020 was primarily due to (i) the repayment of debt under our senior secured credit facility, (ii) the absence of issuance of new debt, (iii) the repayment of certain convertible senior notes and (iv) the payment made to an accelerated share purchase program. This was partially offset by credit facility borrowings in 2020 and the absence of purchasing the remaining minority interest in Pulse8.

Future Capital Requirements

We enter into obligations with third parties in the ordinary course of business. These future cash obligations will be funded from future cash flows from the sale of our products and services. The material cash requirements include the following contractual and other obligations:

Debt Obligations

As of December 31, 2021, we had outstanding convertible senior notes and the Revolving Facility (collectively the “Debt Obligations”) with maturity dates of 2027 and 2023, respectively, for an aggregate principal amount of $382.9 million which are fully due on their respective maturity dates. Future interest payments associated with the Debt Obligations total $16.4 million, with $6.9 million payable within the next 12 months. During the quarter ended December 31, 2021, the conditional conversion feature of the 0.875% Notes was triggered as a result of the sale price of Allscripts' common stock being greater than or equal to 130% of the conversion price for the requisite period during such quarter. As a result, holders of the 0.875% Notes are entitled to convert the 0.875% Notes into common stock at their option at any time during the quarter ending March 31, 2022. If we do not elect to satisfy our conversion obligation by delivering solely shares of our common stock, then we will settle a portion or all of our conversion obligations through the payment of cash. Our capped call transactions may help reduce the potential dilution to Allscripts' common stock upon any conversion of the notes and/or may help to offset any cash payments Allscripts is required to make in excess of the principal amount of the converted notes upon conversion.

Non-cancelable Operating Leases

We have lease arrangements for certain facilities and equipment. As of December 31, 2021, we had fixed lease payment obligations of $91.4 million, with $22.1 million payable within the next 12 months.

Purchase Obligations

Purchase obligations consist of minimum purchase commitments for Microsoft services, computer equipment, maintenance, consulting and other commitments. As of December 31, 2021, we had purchase obligations of $121.3 million, with $58.6 million payable within the next 12 months.

Letters of Credit

As of December 31, 2021, we had $1.0 million in letters of credit outstanding under the Second Amended Credit Agreement.

Income Taxes

Our liability for uncertain tax positions was $30 million as of December 31, 2021. It is uncertain the amount that is payable within the next 12 months for liabilities that may result from this exposure, as we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements. We also have net deferred tax liabilities of $10 million as of December 31, 2021. It is uncertain the amount that is payable within the next 12 months as the future amounts that will be settled in cash are uncertain.

Revolving Credit Facilities

We have a $900 million Revolving Facility that expires on February 15, 2023. A total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Revolving Facility could be borrowed under certain foreign currencies. We had $175 million of borrowings and $1 million of letters of credit outstanding under the Revolving Facility as of December 31, 2021. We had $724 million available, net of outstanding letters of credit, under the Revolving Facility as of December 31, 2021. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings. Refer to Note 10, “Debt” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development efforts during 2021 decreased compared to 2020, as the Company continued to benefit from margin improvement initiatives that commenced in 2020. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $191 million as of December 31, 2021, our future cash flows, our borrowing capacity under our Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our stock repurchase program, any of which might impact our liquidity requirements or cause us to borrow under our Revolving Facility or issue additional equity or debt securities.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. The estimates discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application involves significant judgment regarding the effect of inherently uncertain matters on our financial results. Actual results could differ materially from these estimates under different assumptions or conditions.

Impairment of Goodwill and Intangible Assets

We monitor our goodwill and long-lived assets for the existence of impairment indicators and apply judgments in the valuation methods and underlying assumptions utilized in such assessments.

We performed our 2021 goodwill impairment test as of October 1, 2021. The fair value of each of our reporting units substantially exceeded its carrying value and no indicators of impairment were identified as a result of the annual impairment test. If future anticipated cash flows from our reporting units are significantly lower or materialize at a later time than projected, our goodwill could be impaired, which could result in significant charges to earnings.

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

We performed our 2019 goodwill impairment test as of October 1, 2019. As a result of this test, we concluded that the carrying value of the historical Hospitals and Health Systems (“HHS”) reporting unit, which is now reported within the Hospitals and Large Physician Practices reporting unit, exceeded its fair value. As a result, we recognized a goodwill impairment charge of $25.7 million. This goodwill impairment charge is reflected on the “Goodwill impairment charge” line in our consolidated statements of operations. The fair values of all other reporting units substantially exceeded their carrying values. As of December 31, 2019, the goodwill allocated to the historical HHS reporting unit was $485.5 million.

Uncertain Tax Positions

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of the uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, including the Act and matters related to the allocation of international taxation rights between countries. Although we believe the reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination or the refinement of an estimate. Resolution of these uncertainties in a manner that are inconsistent with expectations could have a material impact on our financial condition and operating results.

Legal and Other Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. A liability is recorded when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily changes in United States interest rates and changes in LIBOR (including the transition away from LIBOR), and primarily due to our borrowing under the Senior Secured Credit Facility. In the Second Amended Credit Agreement, there are terms for a replacement rate when LIBOR is no longer effective during 2023. Based on the principal balance of $175 million of debt outstanding under the Senior Secured Credit Facility as of December 31, 2021, an increase in interest rates of 1.0% will cause a corresponding increase in annual interest expense of approximately $1.8 million.

We have global operations; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2021 have not had a material impact on our financial position or operating results. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. Exceptions to this are our development and shared services center in India and our local operations in Israel, where we are required to make payments in local currency but which we fund in United States dollars. We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of December 31, 2021, there were 12 forward contracts outstanding that when entered into were staggered to mature monthly starting in January 2022 and ending in December 2022. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2022. As of December 31, 2021, the notional amount for each of the outstanding forward contracts ranged from 50 to 250 million INR, or the equivalent of $0.7 million to $3.4 million, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2021. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. The forward contracts resulted in net gains of $1.6 million and $0.6 million during the years ended December 31, 2021 and 2020, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Allscripts Healthcare Solutions, Inc., a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022, expressed an unqualified opinion.

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

Revenue Recognition - Allocation of stand-alone selling prices.

As discussed in Note 2 to the consolidated financial statements, the Company enters into contracts with customers that often include multiple promises to transfer products and services including sales of proprietary software, support and maintenance, as well as client services including managed services solutions, such as private cloud hosting, outsourcing and revenue cycle management, as well as other client services or project-based revenue from implementation, training, consulting, and outsourced IT services. Given the nature and volume of the Company’s product and service offerings included in a single contract, there is complexity related to the allocation of the transaction price in each contract to the distinct performance obligations using relative stand-alone selling prices as well as a residual allocation approach for certain software licenses. We identified the allocation of stand-alone selling prices as a critical audit matter.

The principal consideration for our determination that the allocation of stand-alone selling prices is a critical audit matter is the especially challenging auditor judgment required when evaluating the execution of the allocation of transaction price using stand-alone selling prices due to the mix and volume of products and services offered with terms that are specific to each contract.

Our audit procedures related to the allocation of stand-alone selling prices included the following, among others:

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
•
We evaluated management’s estimate of stand-alone selling prices by testing a historical analysis of stand-alone sales of the performance obligations and testing the completeness and accuracy of the data used in the development of the stand-alone selling prices.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Raleigh, North Carolina

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Allscripts Healthcare Solutions, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Allscripts Healthcare Solutions, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 25, 2022

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$188,351	$531,104
Restricted cash	2,169	6,361
Accounts receivable, net of allowance of $29,943 and $31,596 as of December 31, 2021 and December 31, 2020, respectively	327,069	347,355
Contract assets, net of allowance of $1,068 as of December 31, 2021 and December 31, 2020	124,811	106,717
Income tax receivable	0	25,421
Prepaid expenses and other current assets	118,942	136,264
Total current assets	761,342	1,153,222
Fixed assets, net	47,902	72,162
Software development costs, net	172,104	193,202
Intangible assets, net	235,930	286,602
Goodwill	974,478	974,729
Deferred taxes, net	6,607	5,790
Contract assets - long-term, net of allowance of $2,273 and $4,273 as of December 31, 2021 and December 31, 2020, respectively	56,797	43,682
Right-of-use assets - operating leases	68,909	96,601
Other assets	101,160	91,628
Total assets	$2,425,229	$2,917,618

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)	December 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,836	$35,905
Accrued expenses	92,525	100,262
Accrued compensation and benefits	92,222	118,771
Deferred revenue	325,900	334,764
Current operating lease liabilities	19,599	22,264
Current liabilities attributable to discontinued operations	0	322,811
Total current liabilities	547,082	934,777
Long-term debt	350,062	167,587
Deferred revenue	4,407	3,471
Deferred taxes, net	16,625	18,186
Long-term operating lease liabilities	64,822	93,463
Other liabilities	34,093	33,891
Total liabilities	1,017,091	1,251,375
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2021 and December 31, 2020; 276,705 and 116,114 shares issued and outstanding as of December 31, 2021, respectively; 274,558 and 139,942 shares issued and outstanding as of December 31, 2020, respectively	2,766	2,745
Treasury stock: at cost, 160,591 and 134,616 shares as of December 31, 2021 and December 31, 2020, respectively	(1,321,805)	(870,558)
Additional paid-in capital	1,962,386	1,902,776
Retained earnings	767,556	633,118
Accumulated other comprehensive loss	(2,765)	(1,838)
Total stockholders’ equity	1,408,138	1,666,243
Total liabilities and stockholders’ equity	$2,425,229	$2,917,618

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Revenue:
Software delivery, support and maintenance	$916,186	$923,737	$1,010,993
Client services	586,851	578,963	621,618
Total revenue	1,503,037	1,502,700	1,632,611
Cost of revenue:
Software delivery, support and maintenance	278,551	287,954	319,140
Client services	486,221	530,652	595,310
Amortization of software development and acquisition-related assets	118,700	118,399	107,874
Total cost of revenue	883,472	937,005	1,022,324
Gross profit	619,565	565,695	610,287
Selling, general and administrative expenses	313,814	389,941	400,808
Research and development	193,671	206,061	245,443
Asset impairment charges	11,772	74,969	10,837
Goodwill impairment charge	0	0	25,700
Amortization of intangible and acquisition-related assets	23,109	25,604	27,188
Income (loss) from operations	77,199	(130,880)	(99,689)
Interest expense	(13,166)	(34,104)	(43,172)
Other income (loss), net	87,666	54	(138,904)
Gain on sale of businesses, net	8,370	0	0
Impairment of long-term investments	0	(1,575)	(651)
Equity in net income of unconsolidated investments	1,757	17,194	665
Income (loss) from continuing operations before income taxes	161,826	(149,311)	(281,751)
Income tax (provision) benefit	(27,851)	16,692	43,340
Income (loss) from continuing operations, net of tax	133,975	(132,619)	(238,411)
(Loss) income from discontinued operations	(15)	71,448	75,235
Gain on sale of discontinued operations	647	1,156,504	0
Income tax effect on discontinued operations	(169)	(394,926)	(19,426)
Income from discontinued operations, net of tax	463	833,026	55,809
Net income (loss)	134,438	700,407	(182,602)
Net loss attributable to non-controlling interests	0	0	424
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$134,438	$700,407	$(182,178)

Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share:
Basic
Continuing operations	$1.03	$(0.83)	$(1.43)
Discontinued operations	0.00	5.23	0.33
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$1.03	$4.40	$(1.10)

Diluted
Continuing operations	$0.97	$(0.83)	$(1.43)
Discontinued operations	0.00	5.23	0.33
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per share	$0.97	$4.40	$(1.10)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income (loss)	$134,438	$700,407	$(182,602)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(69)	1,435	1,192
Change in fair value of derivatives qualifying as cash flow hedges	(1,157)	1,509	(262)
Other comprehensive (loss) income before income tax benefit (expense)	(1,226)	2,944	930
Income tax benefit (expense) related to items in other comprehensive (loss) income	299	(390)	67
Total other comprehensive (loss) income	(927)	2,554	997
Comprehensive income (loss)	133,511	702,961	(181,605)
Comprehensive loss attributable to non-controlling interests	0	0	424
Comprehensive income (loss), net	$133,511	$702,961	$(181,181)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2021	2020	2019
Number of common shares
Balance at beginning of year	274,558	272,609	270,955
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	2,147	1,949	1,654
Balance at end of year	276,705	274,558	272,609
Common stock
Balance at beginning of year	$2,745	$2,725	$2,709
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	21	20	16
Balance at end of year	$2,766	$2,745	$2,725
Number of treasury stock shares
Balance at beginning of year	(134,616)	(110,134)	(99,731)
Issuance of treasury stock	33	198	61
Purchase of treasury stock	(12,862)	(12,984)	(10,464)
Accelerated share repurchase program	(13,146)	(11,696)	0
Balance at end of year	(160,591)	(134,616)	(110,134)
Treasury stock
Balance at beginning of year	$(870,558)	$(571,157)	$(460,543)
Issuance of treasury stock	465	1,193	846
Purchase of treasury stock	(217,443)	(134,863)	(111,460)
Accelerated share repurchase program	(234,269)	(165,731)	0
Balance at end of year	$(1,321,805)	$(870,558)	$(571,157)
Additional paid-in capital
Balance at beginning of year	$1,902,776	$1,907,348	$1,881,494
Stock-based compensation	35,169	34,036	38,713
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(14,043)	(6,059)	(7,227)
Issuance of 0.875% Convertible Senior Notes	0	0	40,058
Capped call transactions	0	797	(17,222)
Allocation of discounts and debt issuance costs for issuance of 0.875% Convertible Senior Notes	0	0	(1,140)
Accelerated share repurchase program	34,269	(34,269)	0
Issuance of treasury stock	68	(440)	(144)
Warrants issued	4,147	1,363	2,729
Acquisition of non-controlling interest	0	0	(29,913)
Balance at end of year	$1,962,386	$1,902,776	$1,907,348
Retained earnings (accumulated deficit)
Balance at beginning of year	$633,118	$(49,336)	$132,842
Net income (loss) less net loss attributable to non-controlling interests	134,438	700,407	(182,178)
ASU 2016-13 implementation adjustments	0	(17,953)	0
Balance at end of year	$767,556	$633,118	$(49,336)
Accumulated other comprehensive loss
Balance at beginning of year	$(1,838)	$(4,392)	$(5,389)
Foreign currency translation adjustments, net	(69)	1,435	1,192
Unrecognized (loss) gain on derivatives qualifying as cash flow hedges, net of tax	(858)	1,119	(195)
Balance at end of year	$(2,765)	$(1,838)	$(4,392)
Non-controlling interest
Balance at beginning of year	$0	$0	$29,314
Acquisition of non-controlling interest	0	0	(28,890)
Net loss attributable to non-controlling interests	0	0	(424)
Balance at end of year	$0	$0	$0
Total Stockholders’ Equity at beginning of year	$1,666,243	$1,285,188	$1,580,427
Total Stockholders’ Equity at end of year	$1,408,138	$1,666,243	$1,285,188

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$134,438	$700,407	$(182,602)
Less: Income from discontinued operations	463	833,026	55,809
Income (loss) from continuing operations	133,975	(132,619)	(238,411)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	176,137	192,269	198,226
Non-cash lease expense, net	(3,859)	1,454	(2,588)
Stock-based compensation expense	35,169	34,036	38,982
Deferred taxes	(2,099)	(3,275)	(37,970)
Impairment of assets and long-term investments	11,772	76,544	37,188
Equity in net income of unconsolidated investments	(1,757)	(17,194)	(665)
Gain on sale of businesses, net	(8,370)	0	0
Other (income) loss, net	(69,141)	(5,900)	10,042
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	(5,002)	35,163	(9,430)
Prepaid expenses and other assets	17,794	(34,418)	(16,251)
Accounts payable	(18,729)	(66,987)	27,552
Accrued expenses	21,971	(3,064)	(3,894)
Accrued compensation and benefits	(26,034)	49,492	(32,764)
Deferred revenue	(13,692)	28,667	(92,067)
Other liabilities	205	5,334	(7,555)
Accrued DOJ settlement	0	(147,169)	145,000
Net cash provided by operating activities - continuing operations	248,340	12,333	15,395
Net cash (used in) provided by operating activities - discontinued operations	(323,768)	(119,048)	30,859
Net cash (used in) provided by operating activities	(75,428)	(106,715)	46,254
Cash flows from investing activities:
Capital expenditures	(5,295)	(17,025)	(16,450)
Capitalized software	(73,265)	(87,993)	(103,317)
Cash paid for business acquisitions, net of cash acquired	0	0	(23,443)
Sale of businesses and other investments, net of cash divested, and distributions received	68,806	1,734,967	1,044
Purchases of equity securities, other investments and related intangible assets, net	(2,421)	(7,097)	(8,235)
Other proceeds from investing activities	0	0	14
Net cash (used in) provided by investing activities - continuing operations	(12,175)	1,622,852	(150,387)
Net cash used in investing activities - discontinued operations	0	(7,664)	(10,669)
Net cash (used in) provided by investing activities	(12,175)	1,615,188	(161,056)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(14,023)	(6,033)	(7,286)
Proceeds from issuance of 0.875% Convertible Senior Notes	0	0	218,000
Payments for issuance costs on 0.875% Convertible Senior Notes	0	(758)	(5,445)
Payments for capped call transaction on 0.875% Convertible Senior Notes	0	0	(17,222)
Repayment of Convertible Senior Notes	0	(352,361)	0
Credit facility payments	(75,000)	(1,315,000)	(220,000)
Credit facility borrowings, net of issuance costs	250,000	903,625	279,241
Repurchase of common stock	(417,443)	(334,863)	(111,460)
Payment of acquisition and other financing obligations	(2,400)	(4,369)	(14,685)
Purchases of subsidiary shares owned by non-controlling interest	0	0	(53,800)
Net cash (used in) provided by financing activities	(258,866)	(1,109,759)	67,343
Effect of exchange rate changes on cash and cash equivalents	(476)	1,212	203
Net (decrease) increase in cash and cash equivalents	(346,945)	399,926	(47,256)
Cash, cash equivalents and restricted cash, beginning of period	537,465	137,539	184,795
Cash, cash equivalents and restricted cash, end of period	$190,520	$537,465	$137,539

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

Change in Presentation

During the third quarter of 2021, we changed our reportable segments from Core Clinical and Financial Solutions and Data, Analytics and Care Coordination to Hospitals and Large Physician Practices and Veradigm. Certain business units reported within the historical segments have been reallocated into the new segments. Refer to Note 19 “Business Segments” for further discussion on the impact of the change.

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

Derivative Financial Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. See Note 16, “Derivative Financial Instruments” for information regarding gains and losses from derivative instruments during the years ended December 31, 2021, 2020 and 2019.

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

The unamortized balances of capitalized software were as follows:

	December 31,
(In thousands)	2021	2020
Software development costs	$338,677	$327,519
Less: accumulated amortization	(166,573)	(134,317)
Software development costs, net	$172,104	$193,202

Capitalized software development costs, divestitures, write-offs included in asset impairment changes and amortization of capitalized software development costs included in cost of revenue are illustrated in the following table:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Capitalized software development costs	$73,265	$87,993	$103,317
Write-offs and divestitures of capitalized software development costs	$3,105	$31,214	$0
Amortization of capitalized software development costs	$91,258	$86,269	$72,840

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

Employee Benefit Plans

We provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Company contributions to employee benefit plans	$19,511	$21,143	$23,998

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

The majority of our revenue is derived from clients located in the United States. The majority of long-lived assets are also located in the United States. For the years ended December 31, 2021 and 2020, we had one client that accounted for 12.5% and 12%, respectively, of our revenue. Other than this one client, no single client accounted for more than 10% of our revenue in the years ended December 31, 2021, 2020 and 2019. No client represented more than 10% of accounts receivable as of December 31, 2021 and 2020.

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

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. We plan to adopt ASU 2020-06 on January 1, 2022 and we expect the adoption to impact our consolidated financial statements.

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

At December 31, 2021 and 2020, we had capitalized costs to obtain or fulfill a contract of $16.5 million and $16.8 million, respectively, in Prepaid and other current assets and $27.0 million and $27.9 million, respectively, in Other assets. During the year ended December 31, 2021 and 2020, we recognized $20.5 million and $23.6 million, respectively, of amortization expense related to such capitalized costs, which is included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the tables below:

(In thousands)	Three Months Ended March 31, 2021	Three Months Ended June 30, 2021	Three Months Ended September 30, 2021	Three Months Ended December 31, 2021
Revenue related to deferred revenue balance at beginning of period	$137,848	$151,857	$144,696	$151,763
Revenue related to new performance obligations satisfied during the period	173,316	158,910	159,149	171,345
Revenue recognized under "right-to-invoice" expedient	56,811	62,422	64,820	68,089
Reimbursed travel expenses, shipping and other revenue	377	525	607	502
Total revenue	$368,352	$373,714	$369,272	$391,699

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020
Revenue related to deferred revenue balance at beginning of period	$105,366	$119,545	$118,300	$138,279
Revenue related to new performance obligations satisfied during the period	216,580	195,308	192,658	182,690
Revenue recognized under "right-to-invoice" expedient	58,059	54,082	54,313	65,108
Reimbursed travel expenses, shipping and other revenue	1,359	369	347	337
Total revenue	$381,364	$369,304	$365,618	$386,414

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Revenue related to deferred revenue balance at beginning of period	$93,602	$113,288	$116,812	$136,460
Revenue related to new performance obligations satisfied during the period	248,126	233,293	227,954	214,952
Revenue recognized under "right-to-invoice" expedient	55,923	62,245	61,814	60,826
Reimbursed travel expenses, shipping and other revenue	1,467	2,057	1,700	2,092
Total revenue	$399,118	$410,883	$408,280	$414,330

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations (commonly referred to as “backlog”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog equaled $3.8 billion as of December 31, 2021, of which we expect to recognize approximately 34% over the next 12 months, and the remaining 66% thereafter.

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

Accounting Policy Elections and Practical Expedients

We have elected to exclude from the measurement of the transaction price any contractual indexing (e.g. consumer price index), shipping costs and all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.

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

Performance Obligation	Revenue Type	Recurring or Non-recurring Nature	Revenue Recognition Pattern	Measure of progress
Support and maintenance ("SMA")	Software delivery, support and maintenance	Recurring	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Software as a service ("SaaS")	Software delivery, support and maintenance	Recurring	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Private cloud hosting	Client services	Recurring	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Client/Education services	Client services	Non-recurring	Over time	Input method (cost to cost) – revenue is recognized proportionally over the service implementation based on hours
Outsourcing services	Client services	Recurring	Over time	Input method (cost to cost) – revenue is recognized proportionally over the outsourcing period
Payerpath (transaction volume)	Software delivery, support and maintenance	Recurring	Over time	Output method ("right-to-invoice" practical expedient) – value transferred to the customer is reflected on invoicing.
Software licenses	Software delivery, support and maintenance	Non-recurring	Point in time	Upon electronic delivery
Hardware	Software delivery, support and maintenance	Non-recurring	Point in time	Upon shipment
Consulting Services	Client services	Non-recurring	Over time	Output method ("right-to-invoice" practical expedient) – value transferred to the customer is reflected on invoicing.

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

We considered the specific implementation guidance for accounting for licenses of intellectual property (“IP”) to determine if point in time or over time recognition was more appropriate. The first step in the licensing framework is to determine whether the license is distinct or combined with other goods and services. Our software licensing products are distinct from the implementation services. Significant contracts are reviewed to determine if the software requires significant customizations or interfaces. In all instances, we determined that we are offering functional IP as compared with a symbolic IP. Functional IP is a right to use IP because the IP has standalone functionality and a customer can use the IP as it exists at a point in time.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The below tables summarize revenue by type and nature of revenue stream as well as by our reportable segments:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenue:
Recurring revenue	$1,209,746	$1,222,731	$1,278,456
Non-recurring revenue	293,291	279,969	354,155
Total revenue	$1,503,037	$1,502,700	$1,632,611

	Year Ended December 31, 2021
(In thousands)	Hospitals and Large Physician Practices	Veradigm	Unallocated Amounts	Total
Software delivery, support and maintenance	$446,309	$452,933	$16,944	$916,186
Client services	481,281	99,275	6,295	586,851
Total revenue	$927,590	$552,208	$23,239	$1,503,037

	Year Ended December 31, 2020
(In thousands)	Hospitals and Large Physician Practices	Veradigm	Unallocated Amounts	Total
Software delivery, support and maintenance	$472,130	$432,009	$19,598	$923,737
Client services	478,025	95,959	4,979	578,963
Total revenue	$950,155	$527,968	$24,577	$1,502,700

	Year Ended December 31, 2019
(In thousands)	Hospitals and Large Physician Practices	Veradigm	Unallocated Amounts	Total
Software delivery, support and maintenance	$541,904	$448,380	$20,709	$1,010,993
Client services	510,363	106,530	4,725	621,618
Total revenue	$1,052,267	$554,910	$25,434	$1,632,611

Contract Assets – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance required the recognition of lifetime estimated credit losses expected to occur for contract assets and trade receivables. The guidance also required that we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. The adoption of ASU 2016-13 for contract assets was recorded as a debit to retained earnings of $5.3 million as of January 1, 2020. Refer to Note 3, "Accounts Receivable", for the adoption impact related to trade receivables.

At adoption, we segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools were aligned with management’s review of financial performance at the time. In the fourth quarter of 2020, we used each customer’s primary business unit in our pooling determination. This assessment provides additional information of the customer including size, segment and industry. Using this perspective, we added one new pool. We reallocated pools and loss rates accordingly and noted slight shifts in each pool. The new pools are aligned with management’s review of financial performance. For the year ended December 31, 2021, no other adjustments to the pools were necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a twenty-four-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period. We considered current and anticipated future economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The December 31, 2021 analysis resulted in a reduction to the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

	Year Ended December 31,
(In thousands)	2021	2020
Beginning Balance	$5,341	$5,341
Current period provision	(2,000)	0
Ending Balance	$3,341	$5,341
Less: Contract assets, short-term	1,068	1,068
Total contract assets, long-term	$2,273	$4,273

3. Accounts Receivable

Trade Accounts Receivable – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance required the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable, which resulted in the recording of a debit to retained earnings of $12.6 million as of January 1, 2020. Refer to Note 2, "Revenue from Contracts with Customers" for additional information regarding the adoption of ASU 2016-13. No adjustments were made to the pools or historical loss rate data for trade accounts receivable during the year ended December 31, 2021.

Changes in the estimate of credit losses for trade accounts receivable are presented in the table below.

	Year Ended December 31,
(In thousands)	2021	2020
Beginning Balance	$31,596	$33,256
Current period provision	6,818	8,726
Write-offs	(9,191)	(10,484)
Recoveries	720	98
Ending Balance	$29,943	$31,596

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

We have elected the group of practical expedients under ASU 2016-02 to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases and (3) any indirect costs that would have qualified for capitalization for any existing leases. We have lease agreements with lease and non-lease components, which are generally accounted for separately except for real estate and vehicle leases, which we have elected to combine through a practical expedient under ASU 2016-02. Non-lease components for our leases typically comprise of executory costs, and the practical expedient allows for executory costs to be recorded as lease payments. Additionally, for certain equipment leases, we apply a portfolio approach to effectively record right-of-use assets and liabilities.

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

(In thousands)	Year Ended December 31,
	2021	2020
Operating lease cost (1)	$22,343	$25,394
Less: Sublease income	(314)	(1,121)
Total operating lease costs	$22,029	$24,273
(1)
Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statement of operations.

Supplemental information for operating leases is as follows:

(In thousands)	Year Ended December 31,
	2021	2020
Operating cash flows from operating leases	$24,141	$26,638
Right-of-use assets obtained in exchange for operating lease obligations	$3,252	$21,770

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	December 31, 2021	December 31, 2020
Right-of-use assets - operating leases	$68,909	$96,601
Current operating lease liabilities	$19,599	$22,264
Long-term operating lease liabilities	$64,822	$93,463
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	3.3%	3.6%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of December 31, 2021.

December 31, 2021
(In thousands)	Operating Leases
2022	$22,093
2023	20,285
2024	14,805
2025	13,438
2026	12,105
Thereafter	8,655
Total lease liabilities	91,381
Less: Amount representing interest	(6,960)
Less: Short-term lease liabilities	(19,599)
Total long-term lease liabilities	$64,822

5. Business Combinations and Divestitures

2021 Divestitures

On August 23, 2021, we completed the sale of substantially all of the assets of our 2bPrecise business to a third party for a non-controlling interest in the combined entity. We realized a pre-tax gain upon the sale of $8.4 million, which was included in the Gain on sale of businesses, net line in our consolidated statements of operations for the year ended December 31, 2021. The 2bPrecise business was previously reported within our Data, Analytics and Care Coordination segment. However, due to the reportable segment changes in the third quarter of 2021, the historical 2bPrecise business is now presented in our “Unallocated Amounts” category. Refer to Note 19, “Business Segments” for additional information.

2020 Divestitures

On December 31, 2020, we completed the sale of substantially all of the assets of our CarePort business to a subsidiary of WellSky Corp., a Delaware corporation (“WellSky”), pursuant to a purchase agreement (the “CarePort Purchase Agreement”). The total consideration for CarePort was $1.35 billion, which was subject to certain adjustments for liabilities assumed by WellSky and net working capital as described in the CarePort Purchase Agreement. We realized a pre-tax gain upon the sale of $933.9 million, which was included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. For the year ended December 31, 2021, we recorded a $0.6 million gain that primarily related to net working capital adjustments in the Gain on sale of discontinued operations line in our consolidated statements of operations. The divestiture was treated as a discontinued operation as of December 31, 2020. Refer to Note 18, “Discontinued Operations” for additional information. On December 31, 2020, we repaid $161.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

On October 15, 2020, we completed the sale of substantially all of the assets of our EPSi business to Strata Decision Technology LLC, an Illinois limited liability company (“Strata”), and Roper Technologies, Inc., a Delaware corporation, pursuant to a purchase agreement (the “EPSi Purchase Agreement”). The total consideration for EPSi was $365.0 million, which was subject to certain adjustments for liabilities assumed by Strata and net working capital as described in the EPSi Purchase Agreement. We realized a pre-tax gain upon the sale of $222.6 million, which was included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. The divestiture was treated as a discontinued operation as of December 31, 2020. Refer to Note 18, “Discontinued Operations” for additional information. On October 29, 2020, we repaid $19.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

2019 Business Combinations

We acquired the Pinnacle and Diabetes Collaborative Registries from the American College of Cardiology (“ACC”) as part of our broader strategic partnership with the ACC on July 2, 2019. The total purchase price was $19.7 million, consisting of an initial payment of $11.7 million plus up to an aggregate of $8.0 million pending the attainment certain milestones over the next 18 months. The contingent consideration of up to $8.0 million was valued at $5.0 million at the time of closing. As part of this partnership, we operate Pinnacle and Diabetes Collaborative Registries, which extends our EHR-enabled ambulatory network to create a large-scale chronic disease network. During the first quarter of 2021, we extended the ACC earnout agreement to June 30, 2021. In the second quarter of 2021, we paid $0.9 million related to the earnout agreement and accrued the remaining payment as contingent consideration within our consolidated financial statements. In the fourth quarter of 2021, we wrote off contingent consideration of $0.1 million and released the majority of the accrual. Refer to Note 6, "Fair Value Measurements and Long-term Investments" for additional information regarding the contingent consideration. The business is included in our Veradigm business segment.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2021 or 2020.

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

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Level 3 instruments include the estimated fair value of contingent consideration related to completed acquisitions. The fair values are based on discounted cash flow analyses reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk or time value of money. Changes in fair value for contingent consideration adjustments are recorded in Other income (loss), net in the consolidated statements of operations. Level 3 instruments also included the 1.25% Call Option asset and the 1.25% embedded cash conversion option liability (together the “Call Spread Overlay” as further described in Note 10, “Debt”) that are not actively traded. These derivative instruments were designed with the intent that changes in their fair values would substantially offset, with limited net impact to our earnings. The sensitivity of changes in the unobservable inputs to the valuation pricing model used to value these instruments is not material to our consolidated results of operations. On July 1, 2020, these instruments matured and were repaid in full.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	December 31, 2021				December 31, 2020
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$352	$0	$352	$0	$1,509	$0	$1,509
Total assets		$0	$352	$0	$352	$0	$1,509	$0	$1,509

Contingent consideration - current	Accrued expenses	$0	$0	$19	$19	$0	$0	$1,011	$1,011
Total liabilities		$0	$0	$19	$19	$0	$0	$1,011	$1,011

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized as follows:

(In thousands)	Contingent Consideration	1.25% Notes Call Spread Overlay
Balance at December 31, 2019	$19,515	$(101)
Additions	770	0
Payments/write-downs (1)	(19,274)	0
Fair value adjustments	0	101
Balance at December 31, 2020	$1,011	$0
Payments	(858)	0
Write-downs	(134)	0
Balance at December 31, 2021	$19	$0
(1)
Payments and write-downs for the year ended December 31, 2020 primarily consisted of $4.0 million in payments for the ACC earnout and a $13.9 million write-down related to the Health Grid earnout.

The following table summarizes the quantitative information about our Level 3 fair value measurements at December 31, 2021:

	December 31, 2021
(In thousands, except the discount rate)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Financial instruments:
Contingent consideration	$19	Probability Weighted Discounted cash flow	Discount rate	5.3% to 5.5%	5.4%
			Registry members	0 to 1,551	776
			Patient data volume	0 to 52,845	26,422
			Projected year of remaining payment	2022
Total financial instruments	$19
(1)
The weighted average is calculated based upon the absolute fair value of the instruments.

Long-term Investments

The following table summarizes our other equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at December 31, 2021	Cost	December 31, 2021	December 31, 2020 (2)
Equity method investments (1)	4	$7,099	$12,260	$10,744
Cost with adjustments	7	57,213	49,293	25,059
Total long-term equity investments	11	$64,312	$61,553	$35,803
(1)
Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.
(2)
Amounts include investments that are no longer held as of December 31, 2021.

During the fourth quarter of 2021, we sold one of our third-party cost method investments. The sale resulted in a $60.9 million gain, which is included in the Other income (loss), net line in our consolidated statements of operations for the year ended December 31, 2021. During the third quarter of 2021, we divested one of our businesses to a new third-party in exchange for a non-controlling interest in the combined entity, which we now report as a cost method investment. The divestiture resulted in an $8.4 million gain, which is included in the Gain on sale of businesses, net line in our consolidated statements of operations for the year ended December 31, 2021. During the second quarter of 2021, one of our third-party cost method investments converted its notes and, we received 475 thousand shares of preferred stock in such third party as a result of the conversion. We also revalued our existing investment based on the note conversion share price. The note conversion and the revaluation of the existing investment resulted in a $9.7 million gain, which is included in the Other income (loss), net line in our consolidated statements of operations for the year ended December 31, 2021.

During 2020, we recorded a $16.8 million gain from the sale of a third-party equity-method investment. The gain is recognized in the Equity in net income of unconsolidated investments line in the consolidated statements of operations.

It is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability as of December 31, 2021. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment and Recovery of Long-Term Investments

Management performs a quarterly assessment of each of our investments on an individual basis to determine if there are any declines in fair value. In 2021, we determined no impairment charges of long-term investments were necessary. In the third quarter of 2020, we recognized a $1.0 million non-cash impairment charge related to one of our cost-method investments, which equaled the cost basis of our initial investment. In the second quarter of 2020, we reached a settlement agreement with one of our third-party equity-method investments, which resulted in the recognition of a $0.6 million non-cash impairment charge. We recognized non-cash impairment charges of $1.7 million during 2019 related to one of our long-term investments. We also recovered $1.0 million from a third-party cost-method investment that we had previously impaired. The non-cash impairment charges and the amount recovered are recognized in the Impairment of long-term investments line in the consolidated statements of operations for the years ended December 31, 2020 and 2019.

7. Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2021	2020
Computer equipment and software	3 to 10 years	$310,153	$329,564
Facility furniture, fixtures and equipment	5 to 7 years	23,325	25,932
Leasehold improvements	Shorter of 7 years or life of lease	36,858	40,115
Assets under finance leases	1 to 3 years	524	524
Fixed assets, gross		370,860	396,135
Less: Accumulated depreciation and amortization		(322,958)	(323,973)
Fixed assets, net		$47,902	$72,162

Accumulated amortization for assets under finance leases totaled $0.5 million as of December 31, 2021 and 2020.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Fixed assets depreciation and amortization expense, including finance leases	$26,847	$32,324	$46,705

8. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$535,019	$(492,681)	$42,338	$535,092	$(465,292)	$69,800
Customer contracts and relationships	674,078	(532,486)	141,592	674,336	(509,534)	164,802
Total	$1,209,097	$(1,025,167)	$183,930	$1,209,428	$(974,826)	$234,602

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			974,478			974,729
Total			$1,026,478			$1,026,729

During the third quarter of 2021, as a result of organizational change, we changed our reportable segments from Core Clinical and Financial Solutions and Data, Analytics and Care Coordination to Hospitals and Large Physician Practices and Veradigm. As a result of this change, our reporting units became Hospitals and Large Physician Practices, Veradigm and Unallocated. Refer to Note 19, “Business Segments,” for further discussion on the impact of the change to our reportable segments.

During 2021, as a result of the organizational change, we performed interim goodwill impairment tests as of September 30, 2021. The fair values of each reporting unit substantially exceeded its carrying value, before and after the change, and no indicators of impairment were identified.

We performed our annual 2021 goodwill impairment test as of October 1, 2021. The fair value of each reporting unit substantially exceeded its carrying value, and no indicators of impairment were identified.

During the first and second quarters of 2020, we changed our reportable segments due to certain organizational changes. As a result of these changes, we performed interim goodwill impairment tests as of January 1, 2020 and April 1, 2020. The fair value of each reporting unit substantially exceeded its carrying value, and no indicators of impairment were identified.

We performed our annual 2020 goodwill impairment test as of October 1, 2020. The fair value of each reporting unit substantially exceeded its carrying value, and no indicators of impairment were identified.

We performed our 2019 goodwill impairment test as of October 1, 2019. As a result of this test, we concluded that the carrying value of the historical Hospitals and Health Systems (“HHS”) reporting unit exceeded its fair value. As a result, we recognized a goodwill impairment charge of $25.7 million. This goodwill impairment charge is reflected on the Goodwill impairment charge line in our consolidated statements of operations. The historical HHS reporting unit is now reported within the Hospitals and Large Physician Practices reporting unit. The fair values of all other reporting units substantially exceeded their carrying values. As of December 31, 2019, the goodwill allocated to the historical HHS reporting unit was $485.5 million.

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

We recognized an intangible asset impairment charge of $23.1 million relating to Health Grid’s remaining customer relationship intangible balance during 2020. We also recognized an intangible asset impairment charge of $8.1 million relating to NantHealth’s remaining customer relationship intangible balance during 2019. These impairment charges are included in the Asset impairment charges line in our consolidated statements of operations for the years ended December 31, 2020 and 2019.

As of December 31, 2021 and 2020, there were no accumulated impairment losses associated with goodwill. Accumulated impairment losses associated with goodwill totaled $39.2 million as of December 31, 2019. Changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2021 and 2020 were as follows:

(In thousands)	Hospitals and Large Physician Practices	Veradigm	Unallocated	Total
Balance as of December 31, 2019	$530,774	$433,188	$10,148	$974,110
Foreign exchange translation	619	0	0	619
Balance as of December 31, 2020	531,393	433,188	10,148	974,729
Foreign exchange translation	(251)	0	0	(251)
Balance as of December 31, 2021	$531,142	$433,188	$10,148	$974,478

Additions to goodwill in 2019 resulted from the purchase of the Pinnacle and Diabetes Collaborative Registries and a prescription drug software company. Refer to Note 5, “Business Combinations and Divestitures” for additional information regarding these transactions. As stated above, we also recognized a goodwill impairment charge in 2019 for $25.7 million related to the historical HHS reporting unit.

Intangible assets are being amortized over their estimated useful lives, and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Proprietary technology amortization included in cost of revenue	$27,443	$32,130	$35,034
Intangible amortization included in operating expenses	23,109	25,604	27,188
Total intangible amortization expense	$50,552	$57,734	$62,222

Future amortization expense for the intangible assets as of December 31, 2021, based on foreign currency exchange rates in effect as of such date, is as follows:

Year Ended December 31,	(In thousands)
2022	$44,117
2023	27,905
2024	23,765
2025	20,177
2026	16,521
Thereafter	51,445
Total	$183,930

9. Asset Impairment Charges

We incurred $11.8 million of non-cash asset impairment charges during the year ended December 31, 2021. Non-cash asset impairment charges totaling $11.3 million were due to the write-off of deferred costs related to our private cloud hosting operations. The write-offs were driven by the termination of our previous agreement with a private cloud hosting partner as part of a transition to another partner.

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

Asset impairment charges incurred during the year ended December 31, 2019 were primarily the result of impairing the remaining NantHealth acquired customer relationship intangible balance of $8.1 million. We also recognized non-cash impairment charges of $2.7 million on the retirement of certain hosting assets due to data center migrations. Impairment of long-term investments during the year ended December 31, 2019 consisted of an impairment of $1.7 million associated with one of our long-term equity investments. We also recovered $1.0 million from one of our long-term equity investments that we had previously impaired. We also recorded a goodwill impairment charge of $25.7 million related to our historical HHS reporting unit. Refer to Note 8, “Goodwill and Intangible Assets” for further information regarding this impairment.

The following table summarizes the non-cash asset impairment charges recorded during the periods indicated and where they appear in the corresponding consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Asset impairment charges	$11,772	$74,969	$10,837
Goodwill impairment charge	$0	$0	$25,700
Impairment of long-term investments	$0	$1,575	$651

10. Debt

Debt outstanding, excluding lease obligations, consisted of the following:

	December 31, 2021			December 31, 2020
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$167,853	$(9,057)	$176,910	$167,853	$(3,166)	$171,019
Senior Secured Credit Facility	175,000	1,848	173,152	0	3,432	(3,432)
Total debt	$342,853	$(7,209)	$350,062	$167,853	$266	$167,587
(1)
Principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital.

Interest expense consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Interest expense	$5,691	$18,113	$26,648
Amortization of discounts and debt issuance costs	7,475	15,991	16,524
Total interest expense	$13,166	$34,104	$43,172

Interest expense related to the 0.875% Convertible Senior Notes and the 1.25% Cash Convertible Senior Notes, which is included in total interest expense above, consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Coupon interest	$1,819	$4,016	$4,429
Amortization of discounts and debt issuance costs	5,891	13,484	14,926
Total interest expense related to the convertible notes	$7,710	$17,500	$19,355

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

The 0.875% Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of Allscripts’ common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Trading Price Trigger”); (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 0.875% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Allscripts’ common stock and the conversion rate on each such trading day; or (3) upon the occurrence of certain corporate events as specified in the indenture governing the 0.875% Notes (the “0.875% Notes Indenture”). On or after July 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 0.875% Notes at any time, regardless of the foregoing conditions. Upon conversion, Allscripts will pay or deliver, as the case may be, cash, shares of Allscripts’ common stock, or a combination of cash and shares of Allscripts’ common stock, at Allscripts’ election, in amounts determined in the manner set forth in the 0.875% Notes Indenture. During the quarter ended December 31, 2021, the Trading Price Trigger occurred; as a result, holders of the 0.875% Notes are entitled to convert the 0.875% Notes into common stock at their option at any time during the quarter ending March 31, 2022.

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

In June 2020, we paid $7.7 million to repurchase $10.1 million of the aggregate principal amount of the 0.875% Convertible Senior Notes, which resulted in a $0.5 million gain. In connection with the repurchase, the capped call transaction was partially terminated, and we received $0.3 million, which resulted in a recognition of $0.8 million in equity to offset the capped call fees and a $0.5 million loss. The remaining principal amount of the 0.875% Convertible Senior Notes at December 31, 2021 totaled $207.9 million. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, at December 31, 2021 totaled $10.9 million.

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

The initial applicable interest rate margin for Base Rate borrowings is 1.00%, and for Eurocurrency Rate borrowings is 2.00%. On and after December 31, 2021, the interest rate margins will be determined from a pricing table and will depend upon Allscripts’ total leverage ratio. The applicable margins for Base Rate borrowings under the Second Amended Credit Agreement range from 0.50% to 1.25% depending on Allscripts’ total leverage ratio range. The applicable margins for Eurocurrency Rate loans range from 1.50% to 2.25%, depending on Allscripts’ total leverage ratio.

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

In connection with the sale of substantially all of the assets of our EPSi business on October 15, 2020, which is further discussed in Note 5, “Business Combinations and Divestitures”, the terms of our Second Amended and Restated Credit Agreement required us to make a mandatory prepayment of our Term Loan in the amount of $19.0 million on October 29, 2020.

In connection with the sale of substantially all of the assets of our CarePort business on December 31, 2020, which is further discussed in Note 5, “Business Combinations and Divestitures”, the terms of our Second Amended and Restated Credit Agreement required us to make a mandatory prepayment of our Term Loan in the amount of $161.0 million on December 31, 2020.

As of December 31, 2021, $175.0 million under the Revolving Facility and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of December 31, 2021, the interest rate on the Senior Secured Credit Facility was LIBOR plus 1.50%, which totaled 1.60%. We were in compliance with all financial covenants under the Second Amended Credit Agreement as of December 31, 2021.

As of December 31, 2021, we had $724.0 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

Allscripts 1.25% Cash Convertible Senior Notes and Call Spread Overlay

On June 18, 2013, we issued $345.0 million aggregate principal amount of Allscripts' 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). Concurrent with the issuance of the 1.25% Notes, we entered into privately negotiated hedge transactions (collectively, the “1.25% Call Option”) and warrant transactions (collectively, the “1.25% Warrants”), with certain of the initial purchasers of the 1.25% Notes (collectively, the “Call Spread Overlay”). The aggregate net proceeds of the 1.25% Notes were $305.1 million, after payment of the net cost of the Call Spread Overlay and transaction costs. Refer to Note 10, “Debt,” in our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further details regarding the 1.25% Notes and Call Spread Overlay transactions. The 1.25% Call Option was a derivative financial instrument and is discussed further in Note 16, “Derivative Financial Instruments.” The 1.25% Warrants were equity instruments and are further discussed in Note 13, “Stockholders’ Equity.”

Future Debt Payments

The following table summarizes future debt payments as of December 31, 2021:

(In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Revolving Facility (2)	175,000	0	175,000	0	0	0	0
Total debt	$382,911	$0	$175,000	$0	$0	$0	$207,911
(1)
Amount represents the face value of the 0.875% Convertible Senior Notes, which includes both the liability and equity portions.
(2)
Assumes no additional borrowings after December 31, 2021, payment of any required periodic installments of principal when due and that all drawn amounts are repaid upon maturity.

11. Income Taxes

The following is a geographic breakdown of income (loss) from continuing operations before income tax provision (benefit):

	Year Ended December 31,
(In thousands)	2021	2020	2019
United States	$141,367	$(148,174)	$(287,088)
Foreign	20,459	(1,137)	5,337
Income (loss) from continuing operations before income taxes	$161,826	$(149,311)	$(281,751)

The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current tax provision (benefit)
Federal	$17,179	$(19,346)	$(8,232)
State	507	(219)	(1,809)
Foreign	7,998	3,803	5,054
	25,684	(15,762)	(4,987)
Deferred tax provision (benefit)
Federal	3,341	2,931	(28,732)
State	(34)	(2,981)	(8,763)
Foreign	(1,140)	(880)	(858)
	2,167	(930)	(38,353)
Income tax provision (benefit)	$27,851	$(16,692)	$(43,340)

Taxes computed at the statutory federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
United States federal tax at statutory rate	$33,983	$(31,355)	$(59,170)
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	0	0	31
Non-deductible portion of Department of Justice Settlement	(1,050)	0	18,546
Research credits	(5,000)	(6,500)	(6,126)
Change in unrecognized tax benefits	2,007	3,204	1,046
State income taxes, net of federal benefit	7,161	(2,940)	(7,411)
Compensation	(1,103)	5,314	4,664
Meals and entertainment	7	118	549
Impact of foreign operations	2,579	1,443	3,079
Provision-to-Return adjustments	(9,544)	(2,362)	(383)
Deemed Dividends	208	352	473
Federal, state and local rate changes	0	0	(630)
US Tax reform impact	0	0	(2,972)
Goodwill impairment	0	0	5,397
Non-deductible items	66	28	43
Valuation allowance	(1,504)	16,949	922
Other	41	(943)	(1,398)
Income tax provision (benefit)	$27,851	$(16,692)	$(43,340)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets
Accruals and reserves, net	$11,689	$18,260
Allowance for doubtful accounts	8,750	9,571
Stock-based compensation, net	9,869	8,428
Deferred revenue	42,672	35,016
Operating and finance lease liabilities	15,612	22,902
Net operating loss carryforwards	33,231	35,695
Research and development tax credit	432	251
Other	0	4,519
Less: Valuation Allowance	(34,339)	(35,491)
Total deferred tax assets	87,916	99,151

Deferred tax liabilities
Prepaid expense	(4,272)	(4,329)
Property and equipment, net	(88)	(2,062)
Acquired intangibles, net	(80,273)	(86,841)
Operating and finance right-of-use assets	(11,840)	(18,315)
Other	(1,461)	0
Total deferred tax liabilities	(97,934)	(111,547)
Net deferred tax liabilities	$(10,018)	$(12,396)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31,
(In thousands)	2021	2020
Non-current deferred tax assets, net	$6,607	$5,790
Non-current deferred tax liabilities, net	(16,625)	(18,186)
Net deferred tax liabilities	$(10,018)	$(12,396)

We had federal net operating loss (“NOL”) carryforwards of $151 million and $164 million as of December 31, 2021, and 2020, respectively. The federal NOL carryforward includes U.S. NOL carryovers of $12.5 million and Israeli NOL carryovers of $47 million that do not expire. The NOL carryforwards expire in various amounts starting in 2031 for federal purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

For federal purposes, 2018 to 2021 tax years remain subject to income tax examination by federal authorities. For our state tax jurisdictions, 2016 to 2021 tax years remain open to income tax examination by state tax authorities. Tax years remain open in various foreign jurisdictions beginning in 2016. We have a subsidiary in India that is entitled to a tax holiday that allows for tax-free operations during such tax holiday. This tax holiday for the subsidiary began to partially expire in 2012 and fully expired in 2017. Tax savings realized from this holiday totaled $0.4 million for the year ended December 31, 2017, which reduced our loss per share by less than $0.01 through 2017. There is a potential for a partial tax holiday for 5 years beginning on April 1, 2017, which is contingent upon a certain level of capital expenditure spending, among other conditions. Tax savings impact of $0.3 million has been recorded for this potential tax holiday for the year ended December 31, 2021, which impacted our diluted earnings per share by less than $0.01 in this year.

GAAP principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Changes in the amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning balance as of January 1	$28,885	$20,604	$19,821
Increases for tax positions related to the current year	1,000	8,053	1,240
Decreases for tax positions related to prior years	(276)	0	0
Increases for tax positions related to prior years	685	427	95
Foreign currency translation	0	2	3
Reductions due to lapsed statute of limitations	0	(201)	(555)
Ending balance as of December 31	$30,294	$28,885	$20,604

We had gross unrecognized tax benefits of $30.3 million and $28.9 million as of December 31, 2021 and 2020, respectively. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $33.5 million and $30.8 million, for 2021 and 2020, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of $3.2 million and $2.0 million, respectively. We believe that it is reasonably possible that $18.2 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2022, as a result of a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Interest and penalties included in the provision for income taxes	$1,172	$1,620	$229

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,
(In thousands)	2021	2020
Interest and penalties included in the liability for uncertain tax positions	$3,220	$2,048

During the year ended December 31, 2021, we recorded a valuation allowance of $0.4 million related to the unvested stock compensation of covered officers due to the potential deduction limitations under Section 162(m) provisions. We released $1.9 million against deferred tax assets of certain U.S. and foreign deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). The Company continually evaluates the realization of its U.S. deferred tax assets and based on historical trends and current activity; we may release the remaining U.S. valuation allowance in 2022.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and multiple countries outside of the United States. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

We intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries as a general rule, as most of our foreign subsidiaries have third party customers, as well as formal sales proposals that could require significant resources. Specifically, our subsidiary in India may repatriate all current 2021 earnings at the discretion of management. As of December 31, 2021, we have no other plans to repatriate any other funds at this time. A Netherlands holding company currently holds all of our foreign subsidiaries. Our holding company makes it more efficient for us to share resources between the respective foreign subsidiaries. As we have determined that the earnings of these subsidiaries are not required as a source of funding for our U.S. operations, such earnings are not planned to be distributed to the United States in the foreseeable future. Determination of the amount of unrecognized income tax liability related to these undistributed foreign subsidiary earnings, if repatriated, is currently not practicable.

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

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cost of revenue:
Software delivery, support and maintenance	$1,529	$1,640	$2,075
Client services	4,086	4,421	4,067
Total cost of revenue	5,615	6,061	6,142
Selling, general and administrative expenses	31,661	25,002	27,348
Research and development	6,287	7,827	9,200
Total stock-based compensation expense	$43,563	$38,890	$42,690

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the year ended December 31, 2021 is approximately $4.9 million. No stock-based compensation costs were capitalized during the years ended December 31, 2021, 2020 and 2019. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised in subsequent periods if actual forfeitures differ from those estimates, which are based on historical trends. Total unrecognized stock-based compensation expense related to non-vested awards and options was $58.8 million as of December 31, 2021, and this expense is expected to be recognized over a weighted-average period of 2.3 years.

Allscripts Long-Term Incentive Plan

Allscripts adopted the 2019 Stock Incentive Plan (the “Plan”), which became effective May 23, 2019. The Plan provides for the granting of stock options, service-based share awards, performance-based share awards and market-based share awards, among other equity awards. The maximum number of shares available for awards under the Plan is 5.5 million, plus the number of available shares of common stock under the Amended and Restated 2011 Stock Incentive plan as of the effective date of the Plan. As of December 31, 2021, there were 6.5 million shares of common stock reserved for issuance under future share-based awards to be granted to any of Allscripts employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

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

There was $45.4 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards as of December 31, 2021, which is expected to be recognized over a weighted-average period of 2.5 years.

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

There was $8.2 million of total estimated unrecognized stock-based compensation expense as of December 31, 2021, assuming various target attainments related to the performance-based share awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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

There was $5.2 million of total estimated unrecognized stock-based compensation expense as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2018	7,950	$12.81
Awarded	4,777	10.15
Vested	(2,360)	12.62
Forfeited	(1,453)	12.20
Unvested restricted stock units as of December 31, 2019	8,914	11.53
Awarded	5,607	6.88
Vested	(2,756)	11.69
Forfeited	(2,097)	10.79
Unvested restricted stock units as of December 31, 2020	9,668	8.95
Awarded	3,010	15.50
Vested	(3,051)	9.52
Forfeited	(1,407)	11.63
Unvested restricted stock units as of December 31, 2021	8,220	$10.68

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled upon vesting to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units that vested during the years ended December 31, 2021, 2020 and 2019 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2021, 2020 and 2019 were 904 thousand, 808 thousand and 705 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

The following activity occurred under the Plan:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Total fair value of share awards vested	$29,045	$32,218	$29,793

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

	Options	Weighted-Average	Options	Weighted-Average
(In thousands, except per share amounts)	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance as of December 31, 2018	1,332	$13.69	1,332	$13.69
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited	(98)	14.01
Balance as of December 31, 2019	1,234	13.67	1,234	13.67
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited	(1,234)	13.67
Balance as of December 31, 2020	0	0.00	0	0.00
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited	0	0.00
Balance as of December 31, 2021	0	$0.00	0	$0.00

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

The aggregate intrinsic value of stock options outstanding or exercisable as of December 31, 2021 was zero, as all outstanding stock options were forfeited as of December 31, 2020. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

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

We treat the ESPP as a compensatory plan in accordance with GAAP. For the years ended December 31, 2021 and 2020, we purchased 0.9 million and 2.0 million shares, respectively, under the ESPP.

13. Stockholders’ Equity

Stock Repurchases

On August 2, 2018, we announced that our Board approved a stock purchase program (the “2018 Program”) under which we could repurchase up to $250 million of our common stock through December 31, 2020. During 2020, we repurchased 10.6 million shares of our common stock under the 2018 Program for a total of $102.0 million.

On November 18, 2020, we announced that our Board approved a stock purchase program (the “2020 Program”) under which we could repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced the 2018 Program, and we fully utilized all remaining authorization under the 2020 Program by May of 2021. During 2021, we repurchased 5.6 million shares of our common stock under the 2020 Program, which was inclusive of the shares we received at final settlement of the accelerated share repurchase program we entered into on November 30, 2020, described below. During the fourth quarter of 2020, we repurchased 14.1 million of our common stock under the 2020 Program, which was inclusive of the initial shares repurchased through the accelerated share repurchase program we entered into on November 30, 2020, described below.

On May 26, 2021, we announced that our Board approved a new stock purchase program (the "2021 Program") under which we may repurchase up to $350 million of our common stock, with no termination date. The 2021 Program replaced the 2020 Program, and we fully utilized all remaining authorization under the 2021 Program by December 31, 2021. During 2021, we repurchased 20.4 million shares of our common stock under the 2021 Program. This is inclusive of the shares we received at initial and final settlement of the accelerated share repurchase program we entered into on June 14, 2021, described below.

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

On January 24, 2022, we announced that our Board approved a new stock purchase program (the "2022 Program") under which we may repurchase up to $250 million of our common stock. The 2022 Program replaced the 2021 Program and has no termination date. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Issuance of Common Stock and Warrants

On December 31, 2020, we completed the issuance of a warrant to a commercial partner, as part of a new and expanded commercial relationship, pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at an exercise price of $9.82 per share (the closing price of the Company’s common stock on the date definitive agreements with respect to the new and expanded commercial relationship were executed), subject to customary anti-dilution adjustments. The warrant vests in four equal annual installments of 375 thousand shares beginning on December 31, 2020 with each additional installment vesting annually thereafter. The warrant expires on December 31, 2026 and becomes void if certain specified changes to the parties’ commercial relationship occur. The warrant was issued and sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act and rules promulgated thereunder and corresponding provisions of state securities laws. The commercial partner is an “accredited investor” as defined in Rule 501(a) under the Securities Act. The warrant is not actively traded and was valued based on an option pricing model that used observable and unobservable market data for inputs. The warrant was valued at $12.4 million and is being amortized into earnings over the three-year vesting period. The amortization of the warrant value is included in stock-based compensation expense in the accompanying consolidated statements of cash flows. As of December 31, 2021, the vested installments of the warrant have not been exercised.

On June 30, 2016, we issued to a commercial partner, as part of an overall commercial relationship, unregistered warrants to purchase (i) 900,000 shares of our common stock, par value $0.01 per share, at a price per share of $12.47, (ii) 1,000,000 shares of our common stock at a price per share of $14.34 and (iii) 1,100,000 shares of our common stock at a price per share of $15.59, in each case subject to customary anti-dilution adjustments. The warrants vested in four equal annual installments of 750 thousand shares beginning in June 2017 and expire in June 2026. Our issuance of the warrants was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act. These warrants are not actively traded and were valued based on an option pricing model that used observable and unobservable market data for inputs. The warrants were valued at $11 million and were amortized into earnings over the four-year vesting period. The amortization expense is included as a reduction to revenue in the accompanying consolidated statements of operations. On December 30, 2020, the commercial partner exercised its warrants to purchase 900,000 shares on a cashless basis. Based on a price per share of $14.18, which was calculated in accordance with the agreement, it resulted in a delivery of 108 thousand shares. As of December 31, 2021, no additional warrants have been exercised.

In June 2013, in connection with the issuance of the 1.25% Notes, we issued the 1.25% Warrants exercisable for 20.1 million shares of our common stock (subject to anti-dilution adjustments under certain circumstances) with an initial exercise price of $23.135 per share, subject to customary adjustments. The net proceeds from the sale of the 1.25% Warrants of $51.2 million are included as additional paid in capital in the accompanying consolidated balance sheets as of December 31, 2021 and 2020. The 1.25% Warrants began to expire on October 1, 2020, with expiration continuing to expire over the next 70 trading days. The 1.25% Warrants are exercisable only upon expiration. All of the 1.25% Warrants expired by the end of the first quarter in 2021, and none were exercised.

Issuance of 0.875% Convertible Senior Notes

In December 2019, we issued the 0.875% Convertible Senior Notes that, at the option of the holders, may be converted into cash, Allscripts’ common stock or a combination of cash and Allscripts’ common stock. The issuance of the 0.875% Convertible Senior Notes generated a $40.1 million equity component for the embedded conversion option, which was recorded as Additional paid-in capital within the consolidated balance sheets as a discount that will be accreted into interest expense through January 1, 2027 using the interest method. The carrying value of the embedded conversion option was $10.9 million as of December 31, 2021. Refer to Note 10, “Debt” for further information regarding the 0.875% Convertible Senior Notes and embedded conversion option, including the Trading Price Trigger.

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

The calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Basic earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$133,975	$(132,619)	$(238,411)
Net loss attributable to non-controlling interests	0	0	424
Net income (loss) from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	133,975	(132,619)	(237,987)
Income from discontinued operations, net of tax	463	833,026	55,809
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$134,438	$700,407	$(182,178)

Weighted-average common shares outstanding	130,140	159,281	166,306

Basic earnings (loss) from continuing operations per Common Share	$1.03	$(0.83)	$(1.43)
Basic earnings from discontinued operations per Common Share	$0.00	$5.23	$0.33
Net earnings (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$1.03	$4.40	$(1.10)

Diluted earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$133,975	$(132,619)	$(238,411)
Net loss attributable to non-controlling interests	0	0	424
Net income (loss) from continuing operations attributable to Allscripts Healthcare Solutions, Inc. stockholders	133,975	(132,619)	(237,987)
Income from discontinued operations, net of tax	463	833,026	55,809
Net income (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders	$134,438	$700,407	$(182,178)

Weighted-average common shares outstanding	130,140	159,281	166,306
Plus: Dilutive effect of stock options, restricted stock unit awards and warrants	8,518	0	0
Weighted-average common shares outstanding assuming dilution	138,658	159,281	166,306

Diluted earnings (loss) from continuing operations per Common Share	$0.97	$(0.83)	$(1.43)
Diluted earnings from discontinued operations per Common Share	$0.00	$5.23	$0.33
Net earnings (loss) attributable to Allscripts Healthcare Solutions, Inc. stockholders per Common Share	$0.97	$4.40	$(1.10)

As a result of the loss from continuing operations, net of tax for the years ended December 31, 2020 and 2019, we used basic weighted-average common shares outstanding in the calculation of diluted earnings (loss) per share, since the inclusion of any stock equivalents would be anti-dilutive.

The following stock options, restricted stock unit awards and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such stock options, restricted stock unit awards and warrants in the computation would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Shares subject to anti-dilutive stock options, restricted stock unit awards and warrants excluded from calculation	0	42,845	27,945

15. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss (“AOCI”) are presented in the tables below. All amounts are net of tax and exclude non-controlling interest.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2018 (1)	(5,584)	195	(5,389)
Other comprehensive income (loss) before reclassifications	1,192	61	1,253
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(256)	(256)
Net other comprehensive income (loss)	1,192	(195)	997
Balance as of December 31, 2019 (1)	(4,392)	0	(4,392)
Other comprehensive income (loss) before reclassifications	1,435	1,587	3,022
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(468)	(468)
Net other comprehensive income (loss)	1,435	1,119	2,554
Balance as of December 31, 2020 (2)	(2,957)	1,119	(1,838)
Other comprehensive (loss) income before reclassifications	(69)	351	282
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(1,209)	(1,209)
Net other comprehensive (loss) income	(69)	(858)	(927)
Balance as of December 31, 2021 (3)	$(3,026)	$261	$(2,765)
(1)
Tax effects for the years ended December 31, 2019 and 2018 include $149 thousand arising from the revaluations of tax effects included in accumulated other comprehensive income.
(2)
Net of taxes of $390 thousand for unrealized net gains on foreign exchange contract derivatives.
(3)
Net of taxes of $91 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Loss

The following tables reflect the tax effects allocated to each component of other comprehensive loss (“OCI”):

	Year Ended December 31, 2021
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(69)	$0	$(69)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	473	(122)	351
Net (gains) losses reclassified into income	(1,630)	421	(1,209)
Net change in unrealized (losses) gains on foreign exchange contracts	(1,157)	299	(858)
Other comprehensive (loss) income	$(1,226)	$299	$(927)

	Year Ended December 31, 2020
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,435	$0	$1,435
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	2,139	(552)	1,587
Net (gains) losses reclassified into income	(630)	162	(468)
Net change in unrealized gains (losses) on foreign exchange contracts	1,509	(390)	1,119
Other comprehensive income (loss)	$2,944	$(390)	$2,554

	Year Ended December 31, 2019
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,192	$0	$1,192
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	82	(21)	61
Net (gains) losses reclassified into income	(344)	88	(256)
Net change in unrealized (losses) gains on foreign exchange contracts	(262)	67	(195)
Other comprehensive income	$930	$67	$997

16. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	December 31, 2021
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$352
Total derivatives		$352

	December 31, 2020
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,509
Total derivatives		$1,509

N/A – We define “N/A” as disclosure not being applicable

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future INR expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of December 31, 2021, there were 12 forward contracts outstanding that when entered into were staggered to mature monthly starting in January 2022 and ending in December 2022. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2022. As of December 31, 2021, the notional amount for each of the outstanding forward contracts ranged from 50 to 250 million INR, or the equivalent of $0.7 million to $3.4 million, based on the exchange rate between the United States dollar and the INR in effect as of December 31, 2021. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of December 31, 2021, we estimate that $0.4 million of net unrealized derivative gains included in accumulated other comprehensive income will be reclassified into income within the next 12 months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive income (loss):

	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(In thousands)	2021	2020	2019		2021	2020	2019
Foreign exchange contracts	$473	$2,139	$82	Cost of Revenue	$611	$249	$124
				Selling, general and administrative expenses	351	122	83
				Research and development	668	259	137

1.25% Call Option

In June 2013, concurrent with the issuance of the 1.25% Notes, we entered into the 1.25% Call Option with certain of the initial purchasers of the 1.25% Notes (the “Option Counterparties”). Assuming full performance by the Option Counterparties, the 1.25% Call Option was intended to offset cash payments in excess of the principal amount due upon any conversion of the 1.25% Notes. On July 1, 2020, the 1.25% Notes matured and were repaid in full, and the 1.25% Call Option expired.

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

The following table shows the net impact of the changes in fair values of the 1.25% Call Option and 1.25% Notes’ embedded cash conversion option in the consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2021	2020	2019
1.25% Call Option	$0	$(84)	$(9,020)
1.25% Embedded cash conversion option	0	185	9,789
Net income included in Other income (loss), net	$0	$101	$769

17. Commitments

Commitment with Strategic Partner

In October 2021, we completed renegotiations with Atos to improve the operating cost structure of our private cloud hosting operations from the previous agreement in 2019. The new agreement has changed from a base fee plus volume-based services to a fully volume-based services agreement with minimal fixed fees currently projected using volumes estimated based on historical actuals and forecasted projections. Given that the new agreement does not require a base fee, we no longer have a commitment to our private cloud hosting partner. The expenses under our agreements with Atos are included in cost of revenue in our consolidated statements of operations. Expenses related to our agreements with Atos, prior to the new agreement with no commitments, are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Expenses incurred under Atos agreements with base fees	$57,885	$102,730	$100,089

18. Discontinued Operations

EPSi and CarePort Discontinued Operations

During 2020, we implemented a strategic initiative to sell two of our businesses, EPSi and CarePort. Since both businesses were part of the same strategic initiative and were sold within the same period, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. These businesses are reported together as discontinued operations for all periods presented.

On October 15, 2020, we completed the sale of our EPSi business in exchange for $365.0 million, which was subject to certain adjustments for liabilities assumed by Strata and net working capital as described in the EPSi Purchase Agreement. Prior to the sale, EPSi was part of the former Unallocated category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. On its own, the divestiture of the EPSi business did not represent a strategic shift that had a major effect on our operations and financial results. However, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. Therefore, EPSi was treated as a discontinued operation. Refer to Note 5, “Business Combinations and Divestitures” for additional information about this transaction.

On December 31, 2020, we completed the sale of our CarePort business in exchange for $1.35 billion, which was subject to certain adjustments for liabilities assumed by WellSky and net working capital as described in the CarePort Purchase Agreement. Prior to the sale, CarePort was part of the former Data, Analytics and Care Coordination reportable segment. On its own, the divestiture of the CarePort business represented a strategic shift that had a major effect on our operations and financial results. Refer to Note 5, “Business Combinations and Divestitures” for additional information about this transaction.

The following table summarizes the major classes of assets and liabilities of EPSi and CarePort, as reported on the consolidated balance sheets as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Carrying amounts of major classes of liabilities associated with EPSi and CarePort included as part of discontinued operations:
Accrued expenses	$0	$6,669
Income tax payable	0	316,142
Total current liabilities attributable to discontinued operations	$0	$322,811

The following table summarizes the major income and expense line items of EPSi and CarePort as reported in the consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019. The activity during 2021 relates to certain adjustments made in connection with the sale of EPSi and CarePort, which primarily relate to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

	Year ended December 31,
(In thousands)	2021	2020	2019
Major income and expense line items related to EPSi and CarePort:
Revenue:
Software delivery, support and maintenance	$6	$122,791	$122,268
Client services	0	14,030	16,763
Total revenue	6	136,821	139,031
Cost of revenue:
Software delivery, support and maintenance	(178)	11,424	12,482
Client services	154	15,585	15,124
Amortization of software development and acquisition-related assets	0	9,053	8,166
Total cost of revenue	(24)	36,062	35,772
Gross profit	30	100,759	103,259
Selling, general and administrative expenses	79	15,539	18,964
Research and development	(32)	8,269	9,065
Amortization of intangible assets	0	29	29
(Loss) income from discontinued operations for EPSi and CarePort	(17)	76,922	75,201
Interest expense	0	(5,241)	0
Other income (loss), net	2	(192)	2
Gain on sale of discontinued operations	647	1,156,504	0
Income from discontinued operations for EPSi and CarePort before income taxes	632	1,227,993	75,203
Income tax provision (1)	(169)	(394,926)	(19,417)
Income from discontinued operations, net of tax for EPSi and CarePort (2)	$463	$833,067	$55,786
(1)
Income tax provision does not agree to the consolidated statement of operations for the year ended December 31, 2019 due to residual amounts related to Netsmart (as defined below). Refer to Note 20, "Supplemental Disclosures" for additional information.
(2)
Income from discontinued operations, net of tax for EPSi and CarePort does not agree to the consolidated statement of operations for the years ended December 31, 2020 and 2019 due to residual amounts related to Netsmart (as defined below). Refer to Note 20, "Supplemental Disclosures" for additional information.

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

During the third quarter of 2021, we realigned our reporting structure due to certain organizational changes. As a result, we had three operating segments: (i) Hospitals and Large Physician Practices, (ii) Veradigm and (iii) Certain Products (as defined below). The Hospitals and Large Physician Practices and Veradigm operating segments are the equivalent to the two current reportable segments described below.

The new reportable segments are (i) Hospitals and Large Physician Practices and (ii) Veradigm. The new Hospitals and Large Physician Practices segment derives its revenue from the sale of integrated clinical and financial management solutions, which primarily include EHR-related software, related installation, support and maintenance, outsourcing and private cloud hosting. The new Veradigm segment derives its revenue from payer and life sciences solutions, which are mainly targeted at payers, life sciences companies and other key healthcare stakeholders. Additionally, revenue is derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions. These solutions enable clients to transition, analyze, coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The “Unallocated Amounts” category consists of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to the organizational changes (“Certain Products”), transfer pricing revenues and certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products do not meet the requirements to be reportable segments nor the criteria to be aggregated into the two reportable segments. The segment disclosures below for the years ended December 31, 2020 and 2019 have been revised to conform to the current year presentation.

Our Chief Operating Decision Maker (“CODM”) uses segment revenues, gross profit and loss from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenue:
Hospitals and Large Physician Practices	$927,590	$950,155	$1,052,267
Veradigm	552,208	527,968	554,910
Unallocated Amounts	23,239	24,577	25,434
Total revenue	$1,503,037	$1,502,700	$1,632,611

Gross profit:
Hospitals and Large Physician Practices	$330,720	$293,672	$317,776
Veradigm	272,540	254,631	274,103
Unallocated Amounts	16,305	17,392	18,408
Total gross profit	$619,565	$565,695	$610,287

Income (loss) from operations:
Hospitals and Large Physician Practices	$(7,231)	$(154,315)	$(132,593)
Veradigm	81,456	38,338	51,195
Unallocated Amounts	2,974	(14,903)	(18,291)
Total income (loss) from operations	$77,199	$(130,880)	$(99,689)

20. Supplemental Disclosures

The majority of the restricted cash balance as of December 31, 2021 represents lease deposits. The majority of the restricted cash balance as of December 31, 2020 represents lease deposits and an escrow account established as part of the acquisition of Netsmart LLC ("Netsmart") in 2016, to be used by Netsmart to facilitate the integration of Allscripts' former HomecareTM business.

	December 31,
(In thousands)	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$188,351	$531,104
Restricted cash	2,169	6,361
Total cash, cash equivalents and restricted cash	$190,520	$537,465

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash paid during the period for:
Interest, including convertible senior notes	$4,993	$24,616	$23,917
Income taxes paid, net of tax refunds	$330,473	$76,595	$42,972
Non-cash transactions:
Sale of 2bPrecise business in exchange for a non-controlling interest in the combined entity	$11,768	$0	$0
Issuance of treasury stock to commercial partner	$534	$752	$701

Accrued expenses consist of the following:

	December 31,
(In thousands)	2021	2020
Royalties, certain third-party product costs and licenses	$39,146	$37,841
Other	53,379	62,421
Total Accrued expenses	$92,525	$100,262

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

Prepaid and other current assets consists of the following:

	December 31,
(In thousands)	2021	2020
Prepaid assets	$116,640	$132,944
Other current assets	2,302	3,320
Total Prepaid and other current assets	$118,942	$136,264

Other assets consist of the following:

	December 31,
(In thousands)	2021	2020
Long-term deferred hosting fees	$0	$11,025
Long-term prepaid commissions	27,031	27,882
Investments in non-marketable securities	61,553	35,805
Long-term deposits and other assets	12,576	16,916
Total Other assets	$101,160	$91,628

21. Geographic Information

Revenues are attributed to geographic regions based on the location where the sale originated. Our revenues by geographic area are summarized below:

	Year Ended December 31,
(In thousands)	2021	2020	2019
United States	$1,433,301	$1,439,737	$1,562,107
Canada	16,013	15,624	16,495
Other international	53,723	47,339	54,009
Total	$1,503,037	$1,502,700	$1,632,611

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,
(In thousands)	2021	2020
United States	$40,183	$62,016
India	4,628	5,876
Israel	1,958	2,611
Canada	127	187
Other international	1,006	1,472
Total	$47,902	$72,162

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

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with the DOJ to resolve all of the DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont, and we announced that on January 27, 2020, Practice Fusion entered into a deferred prosecution agreement (the “Deferred Prosecution Agreement”) and various civil settlement agreements, including with the Medicaid programs for each U.S. state, the District of Columbia and Puerto Rico (collectively, the “Settlement Agreements”) resolving the investigations conducted by the DOJ and the U.S. Attorney’s Office. See risk factor entitled “The failure by Practice Fusion to comply with the terms of its settlement agreements with the DOJ could have a material and adverse impact on our business, results of operations and financial condition, and, even if Practice Fusion complies with those settlement agreements, the costs and burdens of compliance could be significant, and we may face additional investigations and proceedings from other governmental entities or third parties related to the same or similar conduct underlying the agreements with the DOJ.” The terms of Settlement Agreements resolved, among other things, allegations that Practice Fusion, long before its acquisition by Allscripts and concerning conduct about which Allscripts was unaware at the time of the acquisition, violated the AKS through the manner by which a sponsored Clinical Decision Support arrangement was sold to an opioid manufacturer and other AKS allegations made by the DOJ against Practice Fusion as well as False Claims Act allegations pertaining to Meaningful Use payments the federal government made to users of Practice Fusion’s EHR system. The Settlement Agreements also required Practice Fusion to pay a criminal fine of $25.3 million, a forfeiture payment of $959,700 and a civil settlement of $118.6 million, which included $5.2 million designated for the state Medicaid program expenditures, all of which, as of December 31, 2020, have been paid in full. The Deferred Prosecution Agreement required Practice Fusion to retain an Oversight Organization to oversee the Practice Fusion’s implementation of certain compliance measures and ongoing compliance efforts. On August 17, 2021, Practice Fusion’s initial Oversight Organization resigned, and on August 25, 2021, Practice Fusion received a notice from the U.S. Attorney’s Office for the District of Vermont stating Practice Fusion was in breach of the Deferred Prosecution Agreement due to such resignation. On September 17, 2021, Practice Fusion engaged a new Oversight Organization, and in February 2022, Practice Fusion reached an agreement in principle with the U.S. Attorney's Office for the District of Vermont to resolve the matter without finding of a breach.

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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of December 31, 2021 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment with the Audit Committee of our Board. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers required by this Item is incorporated by reference from Part I, Item 1 of this Form 10-K, under the heading “Information about our Executive Officers.”

Other information required by this Item is incorporated by reference from the information contained under the proposal “Election of Directors,” the heading “Directors,” and the subheadings “Code of Conduct” and “Audit Committee Financial Experts” under the heading “Corporate Governance” in our 2022 Proxy Statement (the “2022 Proxy Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from information contained under the headings “Compensation Discussion and Analysis” and “Executive Compensation” and the subheadings “Board Oversight of Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors” under the heading “Corporate Governance” in the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from information contained under the subheadings “Certain Relationships and Related Transactions” and “Board Meetings” under the heading “Corporate Governance” in the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from information contained under the subheadings “Fees and Related Expenses Paid to Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

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

(a)(3) Exhibits

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	*	Purchase Agreement, dated as of August 1, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			8-K	2.1	August 4, 2017

2.2		Amendment No. 1 to Purchase Agreement, dated as of October 2, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			10-Q	2.3	November 9, 2017

2.3	*	Asset Purchase Agreement, dated as of February 15, 2018, by and among Hyland Software, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts Software, LLC and Allscripts Healthcare Solutions, Inc.			8-K	2.1	February 16, 2018

2.4	*	Agreement and Plan of Merger, dated as of January 5, 2018, by and among Allscripts Healthcare, LLC, Presidio Sub, Inc., Practice Fusion, Inc. and Fortis Advisors LLC, as representative of the Holders			10-Q	2.2	May 8, 2018

2.5	*	Agreement and Plan of Merger, dated as of April 27, 2018, by and among Allscripts Healthcare, LLC, FollowMyHealth Merger Sub, Inc., Health Grid Holding Company, the persons listed on the schedules thereto and Raj Toleti in his capacity as the representative of the Stockholders			10-Q	2.2	August 6, 2018

2.6	*	Unit Purchase Agreement, dated as of December 7, 2018, by and among Allscripts Healthcare, LLC, Allscripts Next, LLC, Allscripts Healthcare Solutions, Inc. and the Purchasers named in the schedules thereto.			8-K	2.1	December 11, 2018

2.7	*	Asset Purchase Agreement, dated as of July 30, 2020, by and among Allscripts Healthcare Solutions, Inc., a Delaware corporation, Allscripts Healthcare, LLC, a North Carolina limited liability company, Allscripts Software, LLC, a Delaware limited liability company, Strata Decision Technology LLC, an Illinois limited liability company, and, solely for purposes of Article VI and Section 12.18 thereof, Roper Technologies, Inc.			8-K	2.1	August 3, 2020

2.8	*	Purchase Agreement, dated as of October 12, 2020, by and among Allscripts Healthcare, LLC, a North Carolina limited liability company, Carbonite Buyer, Inc., a Delaware corporation, and, solely for purposes of Section 9.13(f) thereof, WellSky Corporation, a Delaware corporation			8-K	2.1	October 15, 2020

3.1		Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			10-K	3.1	February 29, 2016

3.2		By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

4.1		Indenture, dated as of December 9, 2019, by and between Allscripts Healthcare Solutions, Inc. and U.S. Bank National Association			8-K	4.1	December 4, 2019

4.2		Form of 0.875% Convertible Senior Note due 2027 (included in Exhibit 4.1)			8-K	4.2	December 4, 2019

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934			10-K	4.3	February 26, 2021

10.1	Second Amended and Restated Credit Agreement, dated as of February 15, 2018, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Fifth Third Bank, KeyBank National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents			8-K	10.1	February 15, 2018

10.2	First Amendment, dated as of August 7, 2019, to the Second Amended and Restated Credit Agreement, dated as of February 15, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent			8-K	10.2	August 9, 2019

10.3	Second Amendment, dated as of July 20, 2020, to the Second Amended and Restated Credit Agreement, dated as of February 16, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent			10-Q	10.2	July 31, 2020

10.4	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.5	Deferred Prosecution Agreement, dated January 27, 2020			8-K	10.1	January 28, 2020

10.6	Civil Settlement Agreement, dated January 26, 2020			8-K	10.2	January 28, 2020

10.7	Letter Agreement, dated April 8, 2020, between the U.S. Department of Justice and Practice Fusion, amending Exhibit A of the Civil Settlement Agreement dated January 26, 2020			10-Q	10.1	May 8, 2020

10.8	Capped call transaction confirmation, dated as of December 4, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 4, 2019

10.9	Capped call transaction confirmation, dated as of December 4, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 4, 2019

10.10	Capped call transaction confirmation, dated as of December 4, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 4, 2019

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.11		Capped call transaction confirmation, dated as of December 4, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 4, 2019

10.12		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 18, 2019

10.13		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 18, 2019

10.14		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 18, 2019

10.15		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 18, 2019

10.16	†	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.17	†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan			S-8	4.3	May 22, 2020

10.18	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.19	†	Form of Restricted Stock Unit Award Agreement (Directors) (2011)			10-KT	10.37	March 1, 2011

10.20	†	Form of Restricted Stock Unit Award Agreement (Directors) (2019)	X

10.21	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.22	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.23	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.24	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.25	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.26	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.27	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (Relative)			10-K	10.39	March 1, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.28	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (Relative) (2021)	X

10.29	†	Form of Performance-Based Restricted Stock Unit Award Agreement	X

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.31	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 2, 2015

10.32	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

10.33	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.34	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			8-K	10.41	March 1, 2013

10.35	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.36	†	Amendment No. 1 to Employment Agreement, effective October 1, 2015, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

10.37	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.38	†	First Amendment to Employment Agreement between Allscripts Healthcare Solutions, Inc. and Richard Poulton			8-K	10.1	August 3, 2020

10.39	†	Employment Agreement, dated as of October 30, 2016, effective November 1, 2016, between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-K	10.49	February 27, 2017

10.40	†	First Amendment to Employment Agreement between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-Q	10.1	August 6, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

21.1	Subsidiaries	X

23.1	Consent of Grant Thornton LLP	X

24.1	Powers of Attorney (included on the signature page hereto)	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and included in Exhibit 101	X

† Indicates management contract or compensatory plan.

* Omitted schedules will be furnished supplementally to the SEC upon request

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2022

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

Signature	Title	Date

/s/ Paul M. Black Paul M. Black	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

/s/ Richard J. Poulton Richard J. Poulton	President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022

/s/ Elizabeth A. Altman	Director	February 25, 2022
Elizabeth A. Altman

/s/ Mara G. Aspinall	Director	February 25 2022
Mara G. Aspinall

/s/ P. Gregory Garrison	Director	February 25, 2022
P. Gregory Garrison

/s/ Jonathan J. Judge Jonathan J. Judge	Director	February 25, 2022

/s/ Michael A. Klayko Michael A. Klayko	Chairman of the Board and Director	February 25, 2022

/s/ Dave B. Stevens Dave B. Stevens	Director	February 25, 2022

/s/ David D. Stevens David D. Stevens	Director	February 25, 2022

/s/ Carol J. Zierhoffer Carol J. Zierhoffer	Director	February 25, 2022