Form 10-K/A
period 2021-12-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2022-04-29
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of April 29, 2022, there were 115,536,855 shares of the registrant’s common stock issued and outstanding.

Auditor Firm ID: 248 Auditor Name: Grant Thornton LLP Auditor Location: Raleigh, North Carolina

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Allscripts Healthcare Solutions, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the Securities and Exchange Commission (the "SEC") on February 25, 2022 (the “Original Report”). The sole purpose of this Amendment is to include the information required to be disclosed by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the definitive proxy statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment solely to provide the information required by Part III of Form 10-K because the Company’s definitive proxy statement containing this information will not be filed until a later date.

This Amendment amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Filing. In addition, pursuant to the rules of the SEC, the Company has also included as exhibits currently dated certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. As such, this Amendment also amends and restates Item (a)(3) of the Exhibit Index of the Original Filing. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 have been omitted, and the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as otherwise expressly noted above, this Amendment does not amend any other information set forth in the Original Report. This Amendment continues to speak as of the date of the Original Report and, except where expressly noted, the Company has not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names, ages and business experience of the members of the Company’s Board of Directors (the “Board”) as of April 29, 2022.

Name	Position with the Company	Age	Director Since
Elizabeth A. Altman	Director	51	2020
Mara G. Aspinall	Director	59	2017
Paul M. Black	Director, Chief Executive Officer	64	2012
P. Gregory Garrison	Director	68	2015
Jonathan J. Judge	Director	68	2016
Michael A. Klayko	Chairman of the Board	67	2013
Dave B. Stevens	Director	60	2016
David D. Stevens	Director	68	2012
Carol J. Zierhoffer	Director	61	2020

Elizabeth A. Altman worked at accounting firm KPMG, LLP from 1993 to 2019, serving as Managing Partner of its San Diego office from 2014 to 2019, where she led a team of over 260 professionals and 23 partners providing an array of assurance, tax and advisory services to public and private companies across all industry sectors, including work with numerous early-stage, middle market and large global clients in the private and public markets predominately in the life sciences, consumer and technology business sectors. Since October 2019, Ms. Altman has served on the board of directors of CV Sciences, Inc. (CVSI) and is Chair of its audit committee and a member of the compensation committee. Additionally, since August 2021, Ms. Altman has served on the board of directors of Alphatec Holdings, Inc. and chair of its audit committee. Since January 2022, Ms. Altman has served on the board of directors of Papyrus Therapeutics, Inc. and chair of its audit committee. Ms. Altman also served as a board member of the Corporate Directors Forum, a 501(c)(6) nonprofit organization focused on helping directors, and those who support them, build more effective boards through continuous learning and peer networking, and held a leadership position in the Women Corporate Directors, San Diego Chapter, the world's largest membership organization and community of today's preeminent women leaders in business.

Among other qualifications, Ms. Altman brings more than 27 years of achievements in accounting, finance, management, business development, strategic planning and corporate governance.

Mara G. Aspinall currently serves as Managing Director of HealthCatalysts Group, a private healthcare consulting firm, and Managing Director of BlueStone Venture Partners, a life science-focused venture capital firm focused in the U.S. Southwest. Ms. Aspinall also currently serves as a director of Orasure Technologies Inc. (OSUR), Castle Biosciences, Inc. (CSTL) and UK-based Abcam plc. (ABCM), along with other privately-held healthcare technology and medical insurance companies. Ms. Aspinall serves as a director of DA32 Life Science Tech Acquisition Corp. (DALS) and chair of its audit committee. Ms. Aspinall formerly served as a director of Safeguard Scientifics, Inc. (SFE). From September 2011 until June 2014, Ms. Aspinall was the President and Chief Executive Officer of the Ventana Medical Systems and the Global Head of Roche Tissue Diagnostics, a global leader in the development and commercialization of tissue-based cancer diagnostics. Prior to 2011, Ms. Aspinall served as President of Genzyme Pharmaceuticals and Genzyme Genetics, a leading esoteric drug manufacturer and genetic test provider worldwide, respectively.

Among other qualifications, Ms. Aspinall brings extensive international experience and operational expertise in the healthcare technology industry and is frequently recognized as an industry leader and pioneer with a focus on personalized medicine. Ms. Aspinall is certified in Board Oversight of Cybersecurity through the National Association of Corporate Directors and Carnegie Mellon University.

Paul M. Black is the Chief Executive Officer and serves as a director of Allscripts. As Chief Executive Officer, Mr. Black guides the Company’s vision to fulfill its global commitment to build “Open, Connected Communities of Health. For Everyone." Mr. Black also served as President of Allscripts from December 2012 until October 2015. Prior to joining Allscripts in 2012, Mr. Black spent more than thirteen years with Cerner Corporation (CERN) in various executive positions, retiring as Cerner’s Chief Operating Officer in 2007. Mr. Black’s career started with International Business Machines Corporation (IBM), where he spent twelve years in a variety of leadership positions in sales, product marketing and professional services. Mr. Black has served on multiple publicly-traded, private equity company and nonprofit boards of directors for companies in healthcare information technology, patient monitoring, healthcare services, healthcare delivery, healthcare device and consumer internet marketing. In Kansas City, Mr. Black served sixteen years as chairman and as an executive officer of Truman Medical Centers, an academic safety net health system. He currently is on the boards of The Advancement Board University of Kansas Health System, the Harry S. Truman Presidential Library and the Nanovic Institute of European Studies at the University of Notre Dame.

Among other qualifications, Mr. Black brings extensive experience in the healthcare information technology industry, along with experience in the management of worldwide operations, sales, and support.

P. Gregory Garrison was a senior leader of accounting firm PricewaterhouseCoopers (“PwC”) for over twenty years, most recently serving as its Vice Chairman and Chief Operating Officer from 2006 until 2014. Earlier in his career, Mr. Garrison also led PwC’s U.S. Assurance & Audit Services practice, the Global Risk Management Solutions practice, and served as the Managing Partner of PwC’s Los Angeles and St. Louis practices. Mr. Garrison has experience in strategic planning, operations, finance, information technology, mergers and acquisitions, human capital and sales and marketing. Over the course of his career, Mr. Garrison has also spent considerable time meeting and working with various regulators, as well as advising numerous boards and audit committees.

Among other qualifications, Mr. Garrison brings experience as a successful business and operations leader, professional advisor and recognized financial expert.

Jonathan J. Judge currently serves as a director of FEXCO Holdings Ltd., a global provider of finance and business solutions that is headquartered in Ireland. Mr. Judge also served as a director of D&H Corporation, a Toronto-based financial technology company, until its sale in June 2017. From April 2004 to January 2016, Mr. Judge served as a director of PMC-Sierra, Inc., where he was the chairman of the board of directors from August 2011 to January 2016 and was chairman of the compensation committee. From August 2010 until his retirement in January 2013, Mr. Judge served as the Chief Executive Officer of First Data Corporation, a global leader in electronic commerce and payment processing. From October 2004 until August 2010, Mr. Judge served as the President and Chief Executive Officer of Paychex Inc. (PAYX), a provider of payroll and human services. Mr. Judge also served as President and Chief Executive Officer of Crystal Decisions, Inc. from October 2002 until the merger of Crystal Decisions with Business Objects S.A. in December 2003. From 1976 until October 2002, Mr. Judge held senior management positions at International Business Machines Corporation (IBM), departing as General Manager of its personal computing division.

Among other qualifications, Mr. Judge brings more than 45 years of experience in the technology industry and extensive management, leadership and global operations expertise.

Michael A. Klayko has been the Chairman of the Board since March 2014. Mr. Klayko currently serves as an Operating Executive for Marlin Operations Group (a private equity firm) and has served in such capacity since 2013. Previously, Mr. Klayko was Chief Executive Officer of AOptix Technologies, Inc., a privately-held provider of wireless communications and mobile network solutions, from July 2014 until January 2016. From 2005 until 2013, Mr. Klayko served as Chief Executive Officer of Brocade Communications Systems, Inc., a comprehensive network solutions provider. Mr. Klayko previously held executive positions at Rhapsody Networks, Inc. (including as its Chief Executive Officer), McDATA Corp., EMC Corporation, Hewlett-Packard Company (HPE), and International Business Machines Corporation (IBM). Currently, Mr. Klayko serves on the boards of public company Megaport Ltd., and private boards of Virgin Pulse, Star Compliance, CE Broker and as chairman of the board of directors of ProcessUnity, Inc.

Among other qualifications, Mr. Klayko brings over 40 years of leadership experience in the technology industry as well as extensive experience in the management of worldwide operations, sales, and support.

Dave B. Stevens is the founder and managing director of private equity firm Keelan Capital LLC and currently serves as an advisor to a variety of venture capital and private equity firms and private enterprises in the technology industry. From April 2012 to May 2015, Mr. Stevens served as a director of Imation Corp., a provider of global scalable storage and data security solutions. From September 2008 to June 2013, Mr. Stevens was the Chief Technology Officer of Brocade Communications Systems, Inc., a provider of networking solutions for data centers, enterprises and service providers, having re-joined the company through its acquisition of Rhapsody Networks, where Mr. Stevens was the founding Chief Executive Officer and Vice President of Business Development.

Mr. Stevens is co-founder of Palo Alto Networks, Inc. (PANW), a leader in the development of cyber security and next-generation firewall products, and served as its Chief Executive Officer from October 2005 to June 2008. From January 2003 to June 2004, Mr. Stevens was the Chief Technology Officer of Transport systems for Brocade Communications Systems, Inc. Mr. Stevens previously served in senior management positions at Atmosphere Networks, American Nortel Communications, Inc. (ARTM), Bay Networks and SynOptics Communications.

Among other qualifications, Mr. Stevens brings extensive technology experience in the security, computer, and data storage industries.

David D. Stevens currently serves as a private advisor and investor in private equity in the healthcare services industry. From 1983 until 2006, Mr. Stevens served in various executive roles at Accredo Health Group, Inc. (formerly Accredo Health, Inc.) and its predecessor companies, serving as its Chief Executive Officer from 1995 until 2006, as chairman of its board of directors from 1995 until 2005, and as its President and Chief Operating Officer from 1993 until 1996. Accredo Health Group, Inc., a specialty pharmaceutical and service provider, was acquired by Medco Health Solutions, N.V. in 2005. Mr. Stevens served from 2004 to 2020 as a director of Wright Medical Group, Inc., a publicly-traded orthopedic company that designs, manufactures, and distributes extremity and biologic solutions, until it was acquired by Stryker Corporation (SYK), as well as several privately-held healthcare companies. Mr. Stevens also has served as a director of Viasystems Group, Inc., a leading manufacturer of complex multi-layer printed circuit boards and electro-mechanical solutions that was publicly-traded prior to its acquisition by TTM Technologies, Inc. (TTMI) in 2015.

Among other qualifications, Mr. Stevens brings extensive financial and operating expertise, leadership experience, experience with serving on boards of directors, and significant experience in the healthcare industry.

Carol J. Zierhoffer was Senior Vice President and Global Chief Information Officer for Bechtel Corporation (“Bechtel”), an engineering, construction and project management company, until her retirement in 2019, leading the vision, strategy and planning for Bechtel's information systems and technology on a global basis. Her responsibilities at Bechtel included managing its business and technology solutions, cybersecurity, infrastructure and operations, innovation, emerging technology, big data and analysis and knowledge management for the company's business lines and projects. Prior to joining Bechtel, Ms. Zierhoffer held a variety of leadership positions in information technology, including as Vice President and Global Chief Information Officer for Xerox Corporation (XRX), where she managed all aspects of its information technology operations, as Vice President and Global Chief Information Officer for ITT Corporation (ITT), where she oversaw its transformation initiative to implement SAP worldwide, and as Vice President and Chief Information Officer for three different sectors of Northrup Grumman Corporation (NOC). From April 2013 to January 2016, Ms. Zierhoffer was a member of the board of directors, as well as being the chair of the information technology committee and on the audit committee, of MedAssets, Inc. which was acquired by Vizient Inc. Ms. Zierhoffer continued on the board at Vizient Inc. until December 2021. Currently, Ms. Zierhoffer serves on the board of directors and is a member of the audit and finance committee of Atlas Air Worldwide Holdings, Inc. (AAWW), is on the executive advisory boards of Alium, Inc. and OpsCruise, Inc, and is a founding board member of A Little Compassion (“ALC”), a non-profit company focused on creating opportunities for young adults with disabilities to build a bridge to adulthood. At ALC, she chairs both the finance and governance committees.

Among other qualifications, Ms. Zierhoffer brings more than 30 years of leadership experience in cyber security and global information technology operations.

The following sets forth the names, ages and positions of our executive officers as of April 29, 2022.

Name	Age	Position
Paul Black	64	Chief Executive Officer
Richard Poulton	56	President and Chief Financial Officer
Lisa Hammond	50	Senior Vice President & Chief Human Resources Officer]
Tejal Vakharia	49	Senior Vice President and General Counsel, Marketing and Government Affairs

Paul M. Black is the Chief Executive Officer and a director of Allscripts. As Chief Executive Officer, Mr. Black guides the Company’s vision to fulfill its global commitment to Building Open, Connected Communities of Health. For Everyone. Mr. Black also served as President of Allscripts from December 2012 until October 2015. Prior to joining Allscripts in 2012, Mr. Black spent more than thirteen years with Cerner Corporation (CERN) in various executive positions, retiring as Cerner’s Chief Operating Officer in 2007. Mr. Black’s career started with International Business Machines Corporation (IBM), where he spent twelve years in a variety of leadership positions in sales, product marketing and professional services. Mr. Black has served on multiple publicly-traded, private company and nonprofit boards of directors for companies in the healthcare information technology, patient monitoring, healthcare services, health care delivery, healthcare device and consumer internet marketing industries. In Kansas City, Mr. Black served on the executive committee for the board of Truman Medical Centers, an academic safety net health system, for fifteen years, including more than two years as its Board Chairman. He currently chairs the nominating and governance committee of the board of The Advancement Board University of Kansas Health System and also serves on the board of the Harry S. Truman Presidential Library.

Among other qualifications, Mr. Black brings extensive experience in the healthcare information technology industry, along with experience in the management of worldwide operations, sales, and support.

Richard Poulton has served concurrently as both our President and Chief Financial Officer since March 2020. Mr. Poulton served as our President since October 2015. Furthermore, Mr. Poulton served as our Chief Financial Officer from October 2012 to March 2016 and as an Executive Vice President from October 2012 to September 2015. From 2006 to 2012, Mr. Poulton served in various positions at AAR Corp. (AIR), a provider of products and services to commercial aviation and the government and defense industries. His most recent role at AAR Corp. was Chief Financial Officer and Treasurer.

Mr. Poulton also spent more than ten years at UAL Corporation in a variety of financial and business development roles, including Senior Vice President of Business Development as well as President and Chief Financial Officer of its client-focused Loyalty Services subsidiary.

Lisa Hammond was appointed as our Senior Vice President & Chief Human Resources Officer in April 2022 and previously served as our Senior Vice President, Global Human Resources since May 2021. Prior to that, Ms. Hammond was Allscripts Director, Global Talent Acquisition, Development and HR Optimization since March 2020. Ms. Hammond has extensive multi-disciplinary experience in a variety of environments, including leading people functions as Vice President of HR/Training, Sales and Marketing at restaurant group LM Restaurants from 2015 to 2020. Prior to that, Ms. Hammond served as leadership of HR/Training/Risk Management at ACG Texas. Her experience in growing and emerging brands has afforded her the opportunity to lead functions outside of HR, including operations, sales and marketing. Ms. Hammond is a Certified Executive Coach, a Six Sigma Black belt, and is certified in a variety of developmental assessments.

Ms. Hammond brings more than twenty-five years’ experience as an HR leader, coach and partner to operations.

Tejal Vakharia has served as our Senior Vice President and General Counsel, Marketing and Government Affairs since June 2020 and continues to serve as our Senior Vice President and Chief Compliance Counsel since November 2011. Prior to joining Allscripts, Ms. Vakharia was Chief Compliance Counsel at GE Healthcare IT & Performance Solutions and, over a period of more than ten years, held various positions at Abbott Laboratories (including AbbVie and Hospira).

Previously, Ms. Vakharia was an attorney at the multinational law firms of Foley & Lardner and Dentons.

Corporate Governance

Audit Committee

The Company has a separately-designated standing audit committee of the Board (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). P. Gregory Garrison is the Chair of the Audit Committee, and the other members of the Audit Committee are Elizabeth A. Altman, Mara G. Aspinall, Dave B. Stevens, David D. Stevens and Carol J. Zierhoffer. Each member of the Audit Committee is independent under applicable rules of the Nasdaq Stock Market LLC (“Nasdaq”) and SEC for committee memberships. The Board has determined that each of Ms. Altman, Ms. Aspinall, Mr. Garrison, Mr. David D. Stevens and Ms. Zierhoffer qualifies as an “audit committee financial expert” as defined under applicable SEC rules. The Board has also determined that each member of the Audit Committee meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of its employees, including the Company’s principal executive officer, principal financial officer, and senior accounting officers, as well as to the Board. The Code of Conduct is available at the “Governance” section at investor.allscripts.com. The Company intends to comply with any disclosure obligation regarding any changes in, or waivers from, the Code of Conduct by posting such information on the same website or by filing a Form 8-K with the SEC.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee of the Board (the “Compensation Committee”) is or has been an executive officer of the Company. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during 2021.

Compensation of Directors

The Compensation Committee is responsible for reviewing and approving the compensation program for the Company’s non-employee directors. The Compensation Committee utilizes a combination of cash and equity as a way to attract and retain qualified directors. The 2021 non-employee director compensation program did not change as compared to the 2020 non-employee director compensation program.

Cash Compensation

For 2021, the annual retainer paid to the Company’s non-employee directors was $60,000, payable in equal quarterly installments. Non-employee directors also received a retainer of $2,000 for attendance at Board meetings in excess of ten per year, and $1,500 for attendance at each committee meeting. The Chairman of the Board may waive the additional $2,000 fee for the entire Board, and may waive the $1,500 fee for any applicable committee meeting for the attendees thereof. The Chairman of each committee may also waive the $1,500 fee for any committee meeting he chairs. Each non-employee director of the Company is also reimbursed for expenses incurred when attending Board and committee meetings and other Board-related activities.

The Chairman of the Board receives an additional annual retainer in the amount of $100,000, payable in equal quarterly installments. Each Chairman of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board (the “Nominating Committee”) receives an additional annual retainer of $25,000, $25,000, and $15,000, respectively, for his service as Chairman of the respective committees, payable in equal quarterly installments. Each member of the Audit Committee, Compensation Committee, and Nominating Committee also receives an additional annual retainer of $2,500 per committee served. All of the foregoing payments are pro-rated for the dates of applicable service.

Prior to the beginning of each calendar year, non-employee directors may elect to receive all or a portion of their quarterly cash retainer payment in the form of deferred stock units (“DSUs”). DSUs represent the right to receive shares of the Company’s common stock at the time the director’s Board service ends. The number of DSUs granted is determined by dividing the portion of the cash compensation with respect to which the election is made by the closing price of the Company’s common stock on the date the cash compensation is due to be paid. DSUs issued in lieu of cash compensation are fully-vested.

Equity Compensation

Under the Company’s 2019 Stock Incentive Plan, the Company’s non-employee directors are eligible to receive equity awards in the form of stock options, restricted stock, or restricted stock units (“RSUs”) at the discretion of the Board or the Compensation Committee. For 2021, the value of each annual equity award was $200,000, delivered in the form of RSUs, which fully vest on the first anniversary of the grant date or, if earlier, upon a change of control of the Company. If a non-employee director retires from the Board prior to the first anniversary of the grant date, a pro-rata portion of the RSUs will vest based on the time elapsed from the grant date to the date of retirement. Annual director equity awards are granted after the Company’s annual meeting of stockholders to coincide with the commencement of director terms.

Director Compensation – 2021

The following table shows information regarding the compensation earned during 2021 by the Company’s non-employee directors who served on the Board during the year. The compensation paid to Mr. Black is shown in the table entitled “Summary Compensation Table – 2021, 2020 and 2019” and the related explanatory tables in the “Executive Compensation” section below. Mr. Black does not receive any additional compensation for his service as a member of the Board.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Total ($)
Elizabeth A. Altman	77,500	200,000	277,500
Mara G. Aspinall	77,500	200,000	277,500
P. Gregory Garrison	103,000	200,000	303,000
Jonathan J. Judge	101,000	200,000	301,000
Michael A. Klayko	176,000	200,000	376,000
Dave B. Stevens	81,500	200,000	281,500
David D. Stevens	101,500	200,000	301,500
Carol J. Zierhoffer	77,500	200,000	277,500

(1) This column reports the amount of cash compensation earned by each director during 2021 for his or her Board and committee service. As described above, non-employee directors may elect to convert all or a portion of their cash compensation into fully-vested DSUs. None of the non-employee directors elected to do so in 2021.

(2) In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of RSU awards granted to non-employee directors during 2021, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (“FASB ASC Topic 718”). The grant date fair value of RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant.

The aggregate number of equity awards outstanding, including DSUs issued in lieu of cash compensation, as of December 31, 2021 for each of the Company’s non-employee directors are as follows:

Name	Number of Shares Subject to Outstanding RSUs/DSUs as of 12/31/2021
Elizabeth A. Altman	12,056
Mara G. Aspinall	12,056
P. Gregory Garrison	12,056
Jonathan J. Judge	12,056
Michael A. Klayko	12,056
Dave B. Stevens	12,056
David D. Stevens	12,056
Carol J. Zierhoffer	12,056

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the Company’s executive compensation philosophy and program, the decisions the Compensation Committee made with respect to the Company’s executive compensation program for 2021, and the factors that the Compensation Committee considered in making those decisions. The Compensation Committee has the principal responsibility for establishing, implementing and monitoring the Company’s executive compensation program in accordance with the Company’s executive compensation philosophy and what the Compensation Committee believes to be best practices with respect to executive compensation. This Compensation Discussion and Analysis focuses on the compensation of the Company’s named executive officers (our “NEOs”) for 2021, who were:

•
Paul Black, Chief Executive Officer (“CEO”);
•
Richard Poulton, President & Chief Financial Officer;
•
Tejal Vakharia, Senior Vice President & General Counsel, Marketing & Government Affairs; and
•
Lisa Khorey, the Company’s former Senior Vice President, Chief Client Delivery Officer.

Executive Summary

In 2021 the Company continued to make progress on its key strategic and operational imperatives which are intended to deliver sustained improvements in the Company’s products and financials, and in turn to position the Company for sustainable long-term growth both domestically and globally. The Company also continued to execute on the plan began in 2020 to reset and effectively manage the Company’s cost base, portfolio, balance sheet and capital structure. We believe that these efforts built on the positive momentum developed during 2020 to further improve the Company’s stock price and market capitalization during 2021. The Company’s closing stock price per share on December 31, 2020 was $14.44, and the Company’s closing stock price per share on December 31, 2021 was $18.45, a 27.77% increase over that period.

Operationally, in 2021 the Company continued to leverage our longstanding strategic partnership with Microsoft to enable the development and delivery of cloud-based health information technology solutions. This partnership allows the Company to enhance our client’s high availability, cybersecurity, disaster recovery and business continuity capabilities, each of which have become more important during 2021. In addition, Mercy Iowa City selected the Allscripts Sunrise Platform of Health as the core EHR for its community hospital. Mercy Iowa City is an acute care hospital and regional referral center that draws patients from throughout Eastern Iowa. The Company also substantially expanded our partnership with another client, Blessing Health System, to three facilities—Blessing Health Keokuk, Hannibal Clinic, and partner provider Scotland County Hospital. Blessing Health System has also implemented Allscripts® Managed Services and has extended its agreement through 2028. Further, long-term client BronxCare Health System signed an extension with Allscripts into 2031.

Throughout the COVID-19 pandemic, the Company’s Veradigm business unit has assisted our clients by providing them with the value needed to manage all aspects of the pandemic. One example of that value is the Veradigm StudySource platform which modernizes clinical research and extends the Company’s EHR systems to include research workflows. During 2021 Veradigm signed a partnership agreement with PRA Health Sciences, Inc. (which has since been acquired by ICON) to create an industry leading EHR-based clinical research network, reaching more than 25,000 physicians and 40 million patients across the United States. Veradigm also signed a teaming agreement to provide the U.S. Centers for Disease Control and Prevention access to the Company’s Health Insights’ EHR data set to advance and assist COVID-19 research, including analyzing and developing insights related to variants, vaccinations, long-term effects and other COVID-19 related questions. In addition, Veradigm signed an agreement with Moderna during 2021 to provide research consulting and data analytics services for eight real-world database studies focused on gaining a better understanding of Moderna’s COVID-19 vaccine in the U.S. population.

Finally, during 2021 we further enhanced the Company’s commitment to diversity, equity and inclusion (“DE&I”), through the launch of four additional employee enrichment groups for associates of diverse backgrounds and locations to help support the Company’s DE&I efforts. We also launched ADP Empower, an initiative through the Allscripts Developer Program that is intended to promote diverse voices in the healthcare technology industry by offering resources and support to underrepresented entrepreneurs.

The chart below compares the average for the three previous years of the target total compensation opportunity provided to Mr. Black, including base salary, annual bonus and equity awards, to the value for each element of compensation that was realized or realizable by Mr. Black as of the end of 2021. For the three-year period from 2019 to 2021, roughly 194% of Mr. Black’s target compensation has either been realized or is realizable. For the chart below, Mr. Black’s annual bonus amount in the column on the right reflects the average of the actual annual bonuses that he earned during the three-year period, as disclosed in the Summary Compensation Table – 2021, 2020 and 2019. Mr. Black’s 2019, 2020 and 2021 realized or realizable equity includes PSUs and restricted stock units (“RSUs”) either earned and vested or eligible to vest in the future under awards granted in 2019, 2020 and 2021. All equity awards are valued using $18.45 per share, the closing price of the Company’s common stock on December 31, 2021, and, in the case of PSUs subject to on-going performance periods, estimated performance as of December 31, 2021.

CEO Three-Year Average Target Versus Realized or Realizable Compensation

We believe the realized or realizable compensation and their relationship to target compensation over the three-year cumulative period is reflective of the Compensation Committee’s emphasis on “pay-for performance” in that differences between realized and realizable pay and target compensation, as well as fluctuations compared to prior periods, are primarily the result of our stock performance and our varying levels of achievement against pre-established performance goals under our annual incentive plan for senior executives and the PSUs. The very high percentage of Mr. Black’s total compensation that has been realized or is realizable is reflective of the Company’s positive financial performance over the last three years.

The Compensation Committee considered financial and operational results, as well as the Company’s stock price performance, when making compensation decisions for 2021. In designing and overseeing the various elements of the 2021 executive compensation program, the Compensation Committee focused on aligning executive compensation with financial metrics that the Compensation Committee believes are indicative of the Company’s ability to build and sustain growth and continued accountability for our long-term stock price performance with the use of rigorously-designed relative TSR PSUs.

The charts below illustrate the 2021 target total direct compensation opportunities (i.e., base salary and target short- and long-term incentive opportunities) for the CEO, as well as the average of such opportunities for the Company’s other NEOs. As shown below, 88% of the CEO’s 2021 target total direct compensation, and 86% of the average of the target total compensation for the other NEOs serving as of December 31, 2021 is at-risk compensation that is dependent on either the Company’s financial or stock price performance. Total direct compensation includes annual cash incentive bonus opportunities and PSUs, each of which are dependent on the Company’s financial or stock price performance, and service-based RSUs, the value of which is dependent on the Company’s stock price performance.

(1) Values illustrated reflect the percentage of each compensation element at target.

(2) “At-Risk Compensation” is compensation where the value is either based upon the Company’s financial performance or stock price.

(3) “Performance-Based Compensation” is compensation that is dependent on achievement against pre-established quantitative performance goals.

The at-risk elements of the Company’s 2021 executive compensation program are annual incentive cash bonuses and long-term incentive equity awards. With respect to annual incentive cash bonuses, the Compensation Committee approved the Company’s annual incentive cash bonus plan (the “2021 Bonus Plan”) with potential payouts that are fully contingent on the Company’s non-GAAP EPS performance. A threshold level of non-GAAP EPS performance must be attained before payment of any bonuses under the 2021 Bonus Plan.

With respect to equity awards, in 2021 the Compensation Committee approved annual equity grants to the NEOs in the form of:

•
50% PSUs, 50% of which may be earned based on the Company’s TSR relative to a pre-established peer group, measured over a single three-year performance period; and 50% of which may be earned based on the Company’s generating free cash flow from continuing operations during 2021, and which cliff vest at the end of a three-year period, thereby maintaining accountability for long-term stock price performance; and
•
50% service-based RSUs, which vest, subject to continuous service, 1/3 per year over three years.

As in recent years, the Compensation Committee chose to structure a significant portion of each NEO’s compensation as at-risk compensation, with the compensation actually realized by each NEO significantly impacted by the financial and/or stock price performance of the Company.

Executive Compensation Philosophy

The Compensation Committee engages in an ongoing review of the Company’s executive compensation program to evaluate whether the program supports the Company’s compensation objectives and is aligned with the long-term interests of the Company’s stockholders, taking into account input from stockholders including the results of the annual say-on-pay vote. In connection with this ongoing review, the Compensation Committee has continued to monitor the Company’s executive compensation program to evaluate whether the Company maintains best practices with respect to executive compensation.

The Company’s primary objective for its executive compensation program is to attract, retain, and motivate outstanding leaders who will drive the Company’s long-term success. The Compensation Committee seeks to establish and implement a compensation program for the Company’s NEOs that emphasizes pay-for-performance, and is designed to meet the following objectives:

•
Reward outstanding performance for an individual’s performance against corporate goals;
•
Provide long-term incentive compensation through equity awards, a significant portion of which are performance-based;
•
Provide executive compensation levels and structures that are both competitive in the executive market and internally equitable; and
•
Align the Company’s executive compensation with the Company’s financial performance in order to incentivize the creation of sustainable value for the Company’s stockholders.

The Company maintains the following balance of compensation practices that it believes enhances its pay-for-performance philosophy and aligns the Company’s executives’ interests with the long-term interests of the Company’s stockholders:

The Company HAS This Practice

✓          Annual pay assessments conducted by an independent Compensation Committee with the assistance of an independent compensation advisor, with pay benchmarked against a set of comparable companies

✓          Pay aligned with the Company’s financial performance and stockholder returns

✓          Significant at-risk compensation for NEOs

✓           A significant portion of NEO annual equity awards are performance contingent and tied to rigorous, long-term relative stock price goals

✓           Double-trigger change of control severance benefits

✓           Stock ownership requirements for officers (CEO 6x base salary and other NEOs 2x base salary) and non-employee directors (5x cash retainer)

✓         Limited perquisites

✓           Anti-hedging and anti-pledging policies

✓           Clawback policy

The Company Does NOT Have This Practice

X Repricing of options without stockholder approval

X Tax gross-ups for NEOs

X Excise tax gross-ups for change of control benefits

X Single-trigger or otherwise excessive change of control severance benefits

X Dividend payments on unearned equity awards

X Excessive perquisites

X Supplemental executive retirement benefits

X   Guaranteed annual bonuses or equity rights

Consideration of Stockholder Say-on-Pay Vote

The Compensation Committee considers the outcome of the Company’s annual say-on-pay vote when making decisions regarding the Company’s executive compensation program. The Company received approximately 97% support for its say-on-pay vote at the Company’s 2021 Annual Meeting of Stockholders. This 97% approval from stockholders at the Company’s 2021 Annual Meeting of Stockholders follows similar say-on-pay results from 2020 and 2019, which were 95% and 99%, respectively, for those years. The Compensation Committee viewed the outcome of the say-on-pay vote as indicative that an overwhelming majority of the Company’s stockholders view the Company’s approach to executive compensation favorably. Accordingly, the Compensation Committee did not make any changes to the Company’s executive compensation program in response to the 2021 say-on-pay vote. The Company’s management continues to engage in dialogue with many of the Company’s largest stockholders, and the Compensation Committee intends to continue to consider stockholder feedback and the results of the Company’s say-on-pay votes when making future executive compensation decisions.

Compensation Procedures

Compensation Committee

During 2021, Jonathan J. Judge (Chairman), Michael A. Klayko, and Dave B. Stevens served on the Compensation Committee. Mr. Judge joined in May 2016 and became Chairman in May 2018, Mr. Klayko joined in May 2013, and Mr. Stevens joined in May 2017. The Compensation Committee’s responsibilities with respect to executive compensation include:

•
Establishing the Company’s compensation philosophy;
•
Overseeing the development and implementation of the Company’s compensation policies;
•
Reviewing and approving corporate goals and objectives relevant to the compensation of the CEO and other executive officers; and
•
Approving the compensation levels of each of the executive officers.

Role of Management

The primary objective of the Company’s executive compensation program is to align the program with the Company’s financial performance and the long-term interests of the Company’s stockholders. The Compensation Committee believes that this alignment is best achieved through consultations with members of the Company’s senior management, because management is responsible for the Company’s day-to-day operations and for creating and executing the Company’s business plan. As such, the Company’s management provides the Compensation Committee with valuable insights into the Company’s day-to-day operations and future expectations, which the Company believes are supported by the rewards and incentives in the compensation program. In 2021, the Compensation Committee consulted with Mr. Black, Mr. Poulton and Ms. Vakharia in formulating compensation plans. Mr. Black, Mr. Poulton and Ms. Vakharia attended Compensation Committee meetings during which NEO and employee compensation decisions were made, but each was not present during the Compensation Committee’s discussions regarding his or her own compensation. The Compensation Committee also regularly meets in executive session without any members of management present.

Role of Compensation Consultant

The Compensation Committee retained Compensia to serve as its independent compensation consultant with respect to decisions regarding 2021 compensation. Compensia reported directly to the Compensation Committee and participated in Compensation Committee meetings. Compensia did not perform any other services for the Company in 2021. After considering Compensia’s relationship with the Company, the services provided by Compensia, and information provided to the Compensation Committee by Compensia, the Compensation Committee determined that Compensia met the independence requirements to serve as its independent compensation consultant and that Compensia’s work did not raise any conflict of interest.

Specifically, Compensia:

•
Advised on the design of the Company’s executive compensation program in order to assist the Compensation Committee in evaluating the linkage between pay and performance;
•
Provided and reviewed market compensation and performance data to assist the Compensation Committee in setting 2021 executive compensation relative to competitive market data;
•
Advised the Compensation Committee regarding the elements of the Company’s 2021 executive compensation program, equity grants, and equity compensation-related dilution levels relative to the Company’s peers; and
•
Advised the Compensation Committee regarding the Company’s compensation risk assessment, which assessment concluded that the compensation programs of the Company in 2021 did not create incentives that were reasonably likely to materially harm the Company.

Market Analysis

The Compensation Committee considers relevant market pay practices and relative performance when setting executive compensation and incentive goals. Market practices, or benchmarks, are based on peer group disclosure. When making compensation decisions, the Compensation Committee considers the market data in conjunction with other factors, such as an officer’s individual tenure and performance, unique qualifications, and role and impact within the Company. Working with Compensia, the Compensation Committee established an updated peer group to be used in designing the Company’s 2021 executive compensation program. The peer group used to evaluate the Company’s 2021 compensation decisions included companies with the following characteristics:

•
Software and business services companies generally in the technology and healthcare-related sectors, with a focus on direct healthcare technology competitors to the extent available;
•
Revenues ranging generally between 0.5x and 2.5x of the Company’s trailing four quarter revenues, with median revenues of approximately $1.3 billion; and
•
A market capitalization range generally between 0.25x and 4x of the Company’s market capitalization, with median market capitalization of $4.1 billion. Although Cerner Corporation and Veeva Systems have market capitalizations outside of this range, they were included because Cerner and Veeva Systems are viewed as key healthcare technology competitors that compete directly with the Company for customers and executive talent.

The peer group used to evaluate 2021 compensation decisions consisted of the 21 U.S.-based publicly traded healthcare technology companies and general software companies listed below (the “2021 peer group”). For 2021, the Compensation Committee chose to remove Medidata Solutions, Inc., LogMeIn, Inc., and Navigant Consulting, Inc., due to their acquisitions. To replace those companies, the Compensation Committee chose to add Change Healthcare and R1 RCM, Inc. The Compensation Committee considers each of those companies to be financially or operationally comparable to the Company.

Healthcare Technology Companies	Software Companies
AMN Healthcare Services, Inc.	CDK Global, Inc.
Cerner Corporation	Fair Isaac
Change Healthcare Inc.	Huron Consulting Group Inc.
Evolent Health, Inc.	MAXIMUS, Inc.
Haemonetics Corporation	Nuance Communications
Hill-Rom Holdings Inc.	Parametric Technology Corporation
HMS Holdings Corp.	Teradata
Inovalon Holdings, Inc.	Verint Systems
NextGen Healthcare, Inc.
OmniCell
Premier Inc.
R1 RCM Inc.
Veeva Systems, Inc.

Elements of Compensation

The Compensation Committee believes that the Company’s compensation programs for its NEOs are competitive and appropriately designed to attract and retain key employees, reward performance, and promote long-term stockholder value. This section describes the elements of the Company’s compensation program for NEOs, together with a discussion of various compensation decisions.

The principal components of the Company’s 2021 executive compensation program were base salary, annual incentive cash bonuses, and long-term incentive equity awards. The Company also provides a 401(k) retirement savings plan with certain matching contributions, group health and welfare plans, and group term life insurance. In addition, the Company provides the NEOs with severance benefits upon a termination of employment under certain circumstances, including following a change of control of the Company, as more fully described elsewhere in this Amendment. The Company does not maintain defined benefit pension plans for its NEOs because the Compensation Committee believes that the existing compensation arrangements enable the Company’s NEOs to adequately plan for their retirement and that wealth creation should primarily be a function of performance for the Company’s stockholders.

Base Salary

Base salaries are paid to the NEOs to compensate them for the performance of their respective job duties and responsibilities. The Compensation Committee reviews base salaries of the NEOs on an annual basis. In setting annual base salaries, the Compensation Committee takes into consideration the Company’s overall financial and operating performance in the prior year, the Company-wide target for base salary increases for all employees, market and competitive salary information, changes in the scope of an NEO’s job responsibilities, and other relevant factors. When considering market and competitive salary information, the Compensation Committee has historically reviewed peer compensation data, although there is no target compensation level. The Compensation Committee also reviews each NEO’s scope of role and performance, as well as the performance of the business units and departments for which he or she is responsible, to the extent applicable. For Mr. Black, the Compensation Committee evaluates his performance and determines any salary adjustment. For each of the other NEOs, the Compensation Committee receives a performance evaluation from the CEO and a recommendation for any salary adjustment. For 2021, the Compensation Committee determined that Mr. Poulton should receive a base salary increase of eleven percent, which is larger than typical annual increases, based on his critical role at the Company encompassing both President and Chief Financial Officer duties and significant impact on the Company’s improved performance since 2020, as well as a review of competitive market data for his roles.

The following table sets forth the base salary rate in effect as of December 31, 2021 for each NEO:

Name	Salary Rate as of December 31, 2021 ($)(1)	% Increase From 2020 Base Salary
Paul Black	1,030,000	0%
Richard Poulton	700,000	11%
Lisa Khorey	517,000	3%
Tejal Vakharia	412,000	3%

(1) Ms. Khorey ceased service as an executive officer of the Company on August 5, 2021. The amount reported in this column for such Ms. Khorey represents her base salary in effect as of immediately prior to her ceasing service as an executive officer of the Company.

Annual Incentive Cash Bonuses

Consistent with its approach since 2016, the Compensation Committee chose non-GAAP EPS as the financial performance measure for the 2021 Bonus Plan. The non-GAAP EPS targets established by the Committee tied the 2021 Bonus Plan to a rigorous goal based on a key measure stockholders consider when evaluating the performance of the Company. Non-GAAP EPS is defined as non-GAAP net income divided by weighted average fully diluted shares outstanding in the applicable period. Non-GAAP net income consists of GAAP net income/(loss) as reported, and adds back acquisition-related amortization, stock-based compensation expense, nonrecurring expenses and transaction-related costs, non-cash asset impairment charges, and equity in earnings of unconsolidated investments, in each case net of any related tax effects.

Mr. Black and Ms. Khorey’s bonus targets, as a percentage of base salary, did not change for 2021. Mr. Black’s target cash bonus was 150% of his base salary and Ms. Khorey’s target cash bonus was 75% of her base salary. For Mr. Poulton, the Committee chose to increase his bonus target to 125% of his base salary for 2021 based on his critical role at the Company and influence on the Company’s materially improved financial position. Ms. Vakharia’s bonus target for 2021 was increased to 75% of her base salary to align with standard practice for the Company’s NEOs.

The chart below shows the non-GAAP EPS performance range that the Compensation Committee approved for 2021:

	Non-GAAP Adjusted EPS($)(1)	% Payout
Maximum	0.77	200.00%
	0.76	188.90%
	0.75	177.80%
	0.74	166.70%
	0.73	155.60%
	0.72	144.40%
	0.71	133.30%
	0.70	122.20%
	0.69	111.10%
Target	0.68	100.00%
	0.67	93.80%
	0.66	87.50%
	0.65	81.30%
	0.64	75.00%
	0.63	68.80%
	0.62	62.50%
	0.61	56.30%
Threshold	0.60	50.00%

Bonus payments for the NEOs under the 2021 Bonus Plan were based on the Company’s non-GAAP EPS performance for the year. Pursuant to the approved non-GAAP EPS performance range, the Company’s reported fiscal 2021 non-GAAP EPS of $1.43, which would result in a bonus payment equal to 200% of target bonus for each NEO. Given the performance of each NEO and the achievement over the maximum of the EPS range, the Committee did not exercise its discretion to decrease the cash incentive bonus payout to any NEO. Accordingly, the Committee approved a bonus payout of 200% of target to each NEO under the 2021 Bonus Plan.

In July 2021 the Company implemented the Global All In to Win Bonus Plan, which paid each employee of the Company, including the NEOs, a bonus of $1 for each $1 million in revenue generated by the Company from July 1 to December 31, 2021. Pursuant to the Global All In to Win Bonus Plan, each NEO received an additional bonus payment of $788 for 2021.

Name	2021 Bonus Plan Target Amount ($)(1)	2021 Actual Incentive Bonus ($)	2021 Actual Individual Performance Bonus ($)
Paul Black	1,545,000	3,090,733	-
Richard Poulton	860,417	1,721,565	-
Lisa Khorey	261,826	476(2)	-
Tejal Vakharia	307,501	615,733	-

(1) The target amount reported for each NEO reflects the NEO’s actual earnings in 2021 rather than an annualized base salary level.

(2) Ms. Khorey's Global All In to Win Bonus payment was prorated to reflect her move to part-time employment after August 5, 2021.

Equity Awards

Under the 2019 Stock Incentive Plan, the Compensation Committee may grant incentive and non-qualified stock options, PSUs, RSUs, and other forms of equity compensation. The Compensation Committee believes that the issuance of equity-based long-term incentive awards to the Company’s NEOs is consistent with its stated objective of establishing an executive compensation program that aligns executives’ interests with the long-term interests of the Company’s stockholders.

In considering annual equity awards, the Compensation Committee conducts an annual review of the Company’s overall equity program, including items such as the Company’s total projected equity budget for the year, the Company’s aggregate equity usage relative to peers, and the available share pool; and it factors that review into its annual award decisions. The Compensation Committee also considers market data for the Company’s peer group, individual factors such as the performance, responsibilities and qualifications of each NEO, each NEO’s past equity awards, and the unvested retention value attributable to past awards when considering the amount and structure of equity awarded to each NEO annually.

For 2021, each of the NEOs was provided 50% of his or her annual equity award in the form of PSUs, and 50% of his or her annual equity award in the form of RSUs. As compared to 2020, the Compensation Committee reduced the percentage of the annual equity awarded to each NEO granted in PSUs from 75% to 50%. The Compensation Committee elected to make this change to align to the Company’s standard executive equity award mix prior to 2020 following a review of the equity practices of the companies in the peer group. Based on this evaluation, the Compensation Committee determined that it was reasonable to return to a mix of 50% PSUs and 50% RSUs for 2021, with such mix previously supported by the Company's stockholders as evidenced by the Company's strong say-on-pay vote support in prior years.

The PSUs were split evenly between PSUs that may be earned based on the Company’s TSR relative to a peer group of broadly comparable companies in terms of industry and revenue range measured over a single three-year performance period; and PSUs that may be earned based on the Company generating free cash flow from continuing operations during 2021 (the “Free Cash Flow PSUs”). The Free Cash Flow PSUs may be earned based on 2021 performance, and then cliff vest at the end of a single three-year vesting period from the grant date to further align compensation outcomes with the long-term interests of the Company’s stockholders. The Compensation Committee chose the free cash flow metric for 2021 rather than the EBITDA margin metric used in 2020 to diversify performance focus in 2021 and because it believed improved cash flow performance would be critical to the Company’s short- and long-term success.

Using three-year relative TSR as the performance measure for 50% of the PSUs granted to each NEO is consistent with the annual approach taken for the Company’s NEOs since 2015. The Company’s relative TSR is determined by comparing the change in the Company’s stock price over the three-year performance period beginning on the grant date, taking into account any dividends paid (which are assumed to be reinvested in the stock). The change in value over the performance period is then used to calculate a TSR gain/loss percentage for the performance period. That gain/loss percentage is then compared to the TSR gain/loss percentages of the peer group companies to calculate the Company’s relative TSR percentile. The Compensation Committee believes that using relative TSR as a performance measure provides an objective measure of the Company’s performance relative to other investment alternatives similar to the Company with respect to both industry and company size/value characteristics.

The 2021 TSR PSU awards require above-market performance, with the 60th percentile and 90th percentile (or greater) relative to the peer group required for target and maximum vesting, respectively. In addition, if the Company’s TSR is negative at the end of the three-year performance period, the 2021 TSR PSU awards will be capped at the target payout level even if the Company significantly outperforms the peer group.

The peer group for measuring relative TSR performance under the 2021 TSR PSU awards consists of the following companies:

ACI Worldwide	Fair Isaac	Nuance Communications
AMN Healthcare Services	Genpact	Omnicell
Cardtronics	Hill-Rom Holdings	PRA Health Sciences
CDK Global	HMS Holdings	Premier
Cerner	Huron Consulting Group	R1 RCM
CoreLogic	Inovalon Holdings	Teradata
Endurance International	j2 Global	TTEC Holdings
Euronet Worldwide	Mantech International	Verint Systems
Evolent Health	MAXIMUS	Virtusa
Exl Service Holdings	NextGen Healthcare

The Compensation Committee selected the 2021 relative TSR peer group based on its review of comparability to the Company on key selection criteria including industry, revenue, market capitalization and stage/time from initial public offering. The Compensation Committee chose the group of companies listed above because the Compensation Committee determined that those companies are most aligned with the Company when considering the key selection criteria.

The Free Cash Flow PSUs represent the remaining 50% of the PSUs granted to each NEO for 2021. Free cash flow from continuing operations during 2021 measures the cash that the Company had on hand at the end of 2021 after paying operating expenses and capital expenditures. The Company’s management believed that achievement of material free cash flow improvement was the most important metric to continue driving the improvement in the Company’s financial position and stock price during 2021. The Company’s free cash flow performance prior to 2021 was poor. In January 2021, the Company disclosed a goal of generating a range of $90M-$100M in free cash flow from continuing operations during 2021. As the vesting target for the Free Cash Flow PSUs, the Compensation Committee chose the midpoint of that disclosed free cash flow generation range. For the threshold and maximum vesting hurdles the Compensation Committee chose 90% and 115% of the free cash flow generation range, respectively to tie award payouts to a rigorous performance schedule reflecting strong year-over-year improvement. The attainment of the year-end 2021 free cash flow generation range was designed to be challenging but achievable with strong execution of the Company’s operating plan.

The chart below shows the 2021 cash flow generation range that the Compensation Committee approved for vesting of the Free Cash Flow PSUs:

	2021 Free Cash Flow From Continuing Operations (millions)	Eligible Vesting (% of Target)
Maximum	$115.0 or greater	200.00%
	$113.1	187.50%
	$111.2	175.00%
	$109.4	162.50%
	$107.5	150.00%
	$105.6	137.50%
	$103.7	125.00%
	$101.9	112.50%
Target	$95.0	100.00%
	$88.5	92.00%
	$87.0	83.00%
	$85.5	75.00%
	$84.0	67.00%
	$82.5	58.00%
Threshold	$81.0	50.00%
	Below $81.0	0.00%

During 2021 the Company generated more than $115M in free cash flow from continuing operations. Based on the above range that the Compensation Committee approved, the Free Cash Flow PSUs were earned at 200% of target and will vest at the end of a single three-year vesting period on the third anniversary of the grant date.

The remaining 50% of the annual equity award made to each NEO for 2021 was in the form of service-based RSUs that vest 1/3 each year for three years.

When determining the amount of the annual equity award for Mr. Black and Mr. Poulton for 2021, the Compensation Committee chose to increase their awards from previous years based on their strong individual performance and the Company’s strong performance during 2020 along with a review of updated competitive market data from Compensia. Mr. Black’s award was increased by $1,250,000 and Mr. Poulton’s award was increased by $1,000,000. For Ms. Vakharia, her 2021 annual equity award was the first award that she received while serving as an executive officer and was determined based on a review of market data, the Company’s historical compensation practices and internal pay equity. The Compensation Committee chose to award Ms. Khorey equity in the same amount she received in 2020. The individual grant decisions reflect a review of quantitative market data and relevant qualitative factors including individual performance, time in role, scope and breadth of duties, and internal pay equity.

The following table illustrates the annual equity awards made to the NEOs serving as of December 31, 2021 for 2021:

Name	Service- Based RSUs (1) ($)	Relative TSR PSUs (1) ($)	Free Cash Flow From Continuing Operations ($)	Total 2021 Grant Value (1) ($)
Paul Black	3,125,000	1,562,500	1,562,500	6,250,000
Richard Poulton	2,500,000	1,250,000	1,250,000	5,000,000
Lisa Khorey	1,000,000	500,000	500,000	2,000,000
Tejal Vakharia	500,000	250,000	250,000	1,000,000

(1) Represents the target equity award opportunity approved by the Compensation Committee as the annual equity award for each NEO included in the table. The target award values are not the same as the grant date fair values computed for financial reporting purposes and reported in the “2021 Grants of Plan-Based Awards” table included in the section entitled “Executive Compensation” below because the target value of the TSR-related PSUs reported for financial reporting purposes is determined based on the application of a Monte Carlo simulation method, while the amounts reported above represented the target compensation opportunity approved by the Compensation Committee.

Pre-2021 Equity Award Vesting Results

The Company granted certain performance-based equity awards prior to 2021 that vest, based in part, on the Company’s 2021 performance. In 2018, the Company granted PSUs to the then-serving NEOs that vest based on the Company’s relative TSR over a single three-year performance period. The awards required the Company’s TSR relative to the peer group to be at the 31st percentile for any vesting to occur, and TSR relative to the peer group to be at the 60th percentile for target vesting. The Company’s TSR for the three-year performance period ended February 27, 2021 was -18.18%, which placed the Company at the 18th percentile relative to the peer group, which was below the threshold required for any vesting to occur and therefore no portion of the awards vested at the end of the performance period.

Consulting Agreement with Ms. Khorey

Effective August 5, 2021, the Company and Ms. Khorey entered into an amendment (the “Amendment”) to her employment agreement. Pursuant to the Amendment, during a transition period from August 5, 2021 through March 4, 2022, Ms. Khorey would cease to serve as an executive officer, and instead assume the role of Executive Consultant to the Company on a part-time basis. If the Company did not elect to renew her employment upon the expiration of the transition period, such nonrenewal would constitute a termination of employment by the Company without Cause (as defined in Ms. Khorey’s employment agreement), and Ms. Khorey would be eligible for severance benefits in accordance with the terms of the employment agreement. During the transition period, Ms. Khorey was not eligible for a performance bonus for calendar year 2021 and her base salary was reduced to $103,400 per annum, except that her base salary in effect prior to the Amendment would apply for purposes of determining any severance benefits payable following the termination of her employment. The Company did not elect to renew Ms. Khorey’s employment following the transition period and her employment with the Company ended on March 4, 2022. At this time, Ms. Khorey became entitled to receive separation benefits consistent with a termination by the Company without cause. Please see the “Potential Payments Upon Termination or a Change of Control” for a descriptions of the benefits that will be received by Ms. Khorey.

Benefits and Perquisites

Each of the NEOs participates in the health and welfare benefit plans and fringe benefit programs generally available to all other Company employees. Beyond this, the Company generally does not provide the NEOs with significant perquisites and personal benefits in excess of $10,000. The total perquisites provided to each NEO are described in the “2021 All Other Compensation” table included below.

Severance Arrangements in Employment Agreements

The Company has entered into severance arrangements as a component of the employment agreements with certain members of its senior management team, including the NEOs other than Ms. Vakharia. These severance arrangements provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Constructive Discharge,” as these terms are defined in the employment agreements. A termination following a “Change of Control” (as defined in the employment agreements) generally results in the NEOs receiving additional compensation under the employment agreements.

The Company has eliminated single trigger change of control benefits and tax gross-up payments on change of control benefits. Any change of control benefit is “double trigger,” requiring termination of employment under all circumstances, including a situation where the officer is not offered a “Comparable Job” (as defined in each employment agreement) in connection with a “Change of Control,” and the officer terminates employment within 10 days after the “Change of Control.” Additional information regarding the above-referenced employment agreements, including a quantification of benefits that would have been received by each of the NEOs had termination or change of control occurred on December 31, 2021, is found under the heading “Potential Payments upon Termination or Change of Control” section below.

The Compensation Committee believes that these severance and change of control arrangements are an important part of overall compensation for the NEOs, because these arrangements help to secure the continued employment and dedication of the NEOs, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change of control. The Compensation Committee also believes that these arrangements are important as a recruitment and retention device, as many of the companies with which the Company competes for executive talent have similar arrangements in place for their senior employees.

Stock Ownership Requirements

The Board has approved stock ownership requirements for the Company’s non-employee directors and for certain executives of the Company, including each of the NEOs. The CEO is required to maintain an ownership level with a fair market value equal to six times (6x) his base salary, while the other NEOs are required to maintain an ownership level with a fair market value equal to two times (2x) his or her respective base salary. The initial measurement date is five years from the date on which the NEO became subject to the guidelines. Common stock owned outright, service-based awards outstanding, and deferred stock units are included when determining the ownership level. Stock options and performance-based awards are excluded. If the stock ownership requirement is not met after five years, the NEO will be required to retain shares equal in value to no less than half of the after-tax value of shares vesting from any equity award until the stock ownership requirement is satisfied. The stock ownership requirement for the Company’s non-employee directors is five times (5x) the annual cash retainer then paid to each such director, with no specific period for achievement.

Executive Compensation

Summary Compensation Table – 2021, 2020 and 2019

The following table shows information regarding the compensation of each of the Company’s NEOs for 2021 and, to the extent required by applicable SEC disclosure rules, 2020 and 2019.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards (1) $	Option Awards $	Non-Equity Plan Incentive Plan Compensation (2) $	All Other Compensation (3) $	Total $
Paul M. Black	2021	1,030,000	-	6,459,256	-	3,090,733	19,975	10,599,964
Chief Executive Officer	2020	1,030,000	-	5,180,872	-	1,716,496	20,350	7,947,718
	2019	1,030,000	-	6,237,879	-	231,750	8,964	7,508,593

Richard J. Poulton	2021	700,000	-	5,167,392	-	1,721,565	24,882	7,613,839
President and Chief Financial Officer	2020	630,000	560,070	4,144,710	-	699,930	25,362	6,060,072
	2019	630,000	-	5,390,325	-	94,000	19,457	6,133,782

Lisa Khorey	2021	517,000	-	2,066,982	-	476	16,502	2,600,960
EVP, Chief Client Delivery	2020	502,250	-	2,072,367	-	418,500	14,022	3,007,139
Officer	2019	502,250	-	2,445,167	-	178,927	9,317	3,135,661

Tejal Vakharia (4)	2021	412,000	-	1,033,491	-	615,733	14,482	2,075,706
SVP, General Counsel	2020	352,662	68,593	513,485	-	195,904	13,060	3,219,410
	2019	-	-	-	-	-	-	-

(1) The amounts in this column represent equity awards granted under the 2019 Stock Incentive Plan. The amounts reported are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, with awards subject to performance or market-based vesting conditions calculated based on the probable achievement of such vesting conditions at the time of grant. In the first quarter of 2021, all current NEOs were provided 25% of their equity award opportunity in PSUs that vest based on the Company’s relative TSR compared to a peer group of companies over a single three-year performance period and 25% of their equity award opportunity in PSUs that vest based on the Company’s year-end 2021 free cash flow from continuing operations. The grant date value for the free cash flow PSUs was $15.16 per share. Assuming the highest level of performance is achieved for the free cash flow PSUs, the maximum value of such PSUs would be as follows: Mr. Black $3,125,000, Mr. Poulton $2,500,000, Ms. Vakharia $500,000, and Ms. Khorey $1,000,000. The grant date fair value for the relative TSR PSUs was $17.19 per share. The grant date fair values of the PSUs that vest based on the Company’s relative TSR were calculated based on the application of a Monte Carlo simulation model. The weighted averages of the assumptions used during the first quarter of 2021 were: risk-free interest rate of 0.26%; no dividend yield; and expected volatility using the historical volatility over the most recent three-year period for the peer group and implied volatility at 46.99%. In calculating the fair market value, three years was used to be commensurate with the three-year performance period of the awards. The interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the overall performance period. Under FASB ASC Topic 718, the vesting conditions related to the 2021 relative TSR PSUs are considered market conditions and not performance conditions. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the relative TSR PSUs that could be calculated and disclosed based on achievement of market conditions. The grant date fair value of the PSUs does not correspond to the actual value that may be recognized by an NEO with respect to the award, which may be higher or lower based on a number of factors, including the Company’s performance, the performance of the companies in the peer group, stock price fluctuations and applicable vesting. The amount also includes the grant date fair value of service-based RSU awards. The service-based awards granted to all NEOs in the first quarter of 2021 was $8.19 per share. The service-based awards were calculated based on the market value of the Company’s stock on the date of grant. See Note 12 to the Consolidated Financial Statements included in the Annual Report for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.

(2) Amounts included in this column for 2021 represent cash incentive bonuses payable under the 2021 Bonus Plan based on the Company’s achievement of non-GAAP EPS goals and the Global All In to Win Bonus Plan based on the Company’s revenue from July 1, 2021 to December 31, 2021.

(3) Amounts included in this column for 2021 are set forth by category in the “2021 All Other Compensation” table below

(4) Ms. Vakharia was not a NEO prior to 2020.

2021 All Other Compensation

Name	Parking Expense Payments ($)	401(k) Matching Contributions ($)	Life Insurance Premiums ($)	Executive Physicals ($)	Total ($)
Paul M. Black	-	11,600	7,524	851	19,975
Richard J. Poulton	1,530	11,600	4,902	6,850	24,882
Lisa Khorey	-	11,600	4,902	-	16,502
Tejal Vakharia	1,530	11,600	1,352	-	14,482

2021 Grants of Plan-Based Awards

The following table provides information regarding non-equity incentive awards and equity-based awards granted by the Company in 2021.

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Grant Date		Approval Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #	Stock or Units (#)	and Option Award (2) ($)
Paul M. Black				772,500	1,545,000	3,090,000	-	-	-	-	-
	3/2/2021	(3)	3/2/2021	-	-	-	3,401	103,068	206,136	-	1,771,739
	3/2/2021	(4)	3/2/2021	-	-	-	51,534	103,068	206,136	-	1,562,511
	3/2/2021	(5)	3/2/2021	-	-	-	-	-	-	206,135	3,125,007

Richard J. Poulton				430,209	860,417	1,720,834	-	-	-	-	-
	3/2/2021	(3)	3/2/2021	-	-	-	2,721	82,454	164,908	-	1,417,384
	3/2/2021	(4)	3/2/2021	-	-	-	41,227	82,454	164,908	-	1,250,003
	3/2/2021	(5)	3/2/2021	-	-	-	-	-	-	164,908	2,500,005

Lisa Khorey				193,875	387,750	775,500	-	-	-	-	-
	3/2/2021	(3)	3/2/2021	-	-	-	1,088	32,982	65,964	-	566,961
	3/2/2021	(4)	3/2/2021	-	-	-	16,491	32,982	65,964	-	500,007
	3/2/2021	(5)	3/2/2021	-	-	-	-	-	-	65,964	1,000,014

Tejal Vakharia				153,751	307,501	615,002	-	-	-	-	-
	3/2/2021	(3)	3/2/2021	-	-	-	544	16,491	32,982	-	283,480
	3/2/2021	(4)	3/2/2021	-	-	-	8,246	16,491	32,982	-	250,004
	3/2/2021	(5)	3/2/2021	-	-	-	-	-	-	32,982	500,007

(1) For each of the NEOs, these amounts reflect the cash incentive compensation award opportunities granted under the 2021 Bonus Plan. The Global All In to Win Bonus Plan does not have threshold, target and maximum opportunities. Actual payout under the 2021 Bonus Plan was based on the achievement of 2021 non-GAAP EPS and individual executive performance goals; and actual payout under the Global All In to Win Bonus Plan was based on the Company’s revenue achievement from July 1, 2021 to December 31, 2021. Please see the “Compensation Discussion and Analysis” section for further information regarding this award.

(2) The amounts shown in this column are valued based on the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 12 to the Consolidated Financial Statements included in the Annual Report for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.

(3) This award represents a PSU award granted under the 2019 Stock Incentive Plan, which will vest based on the Company’s relative TSR versus a peer group over a single three-year performance period ending on March 2, 2024. Please see the “Compensation Discussion and Analysis” section for further information regarding this award.

(4) This award represents a PSU award granted under the 2019 Stock Incentive Plan, which will be earned based on the Company’s year-end 2021 free cash flow from continuing operations and then will vest if the recipient remains employed by the Company or its subsidiaries from the Grant date through the third anniversary of the date of grant. Please see the “Compensation Discussion and Analysis” section for further information regarding this award.

(5) Award of service-based RSUs granted under the 2019 Stock Incentive Plan that vest equally on the first three anniversaries of the date of grant. Please see the “Compensation Discussion and Analysis” section for further information regarding this award.

Outstanding Equity Awards as of December 31, 2021

The following table shows information regarding the outstanding equity awards (consisting of PSU and RSU awards) held by each of the NEOs as of December 31, 2021. As of December 31, 2021, none of the Company's NEOs held any option awards. As of December 31, 2021, none of our NEOs held any option awards.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Paul M. Black	2/28/2019					77,736	(2)	1,434,229
	2/28/2019								233,209	(3)	4,302,706
	2/26/2020					101,750	(2)	1,877,288
	2/26/2020								228,938	(3)	4,223,906
	2/26/2020					457,876	(4)	8,447,812
	3/2/2021					206,135	(2)	3,803,191
	3/2/2021								103,068	(3)	1,901,605
	3/2/2021					206,136	(5)	3,803,209

Richard J. Poulton	2/28/2019					62,189	(2)	1,147,387
	2/28/2019								186,568	(3)	3,442,180
	2/26/2020					81,400	(2)	1,501,830
	2/26/2020								183,151	(3)	3,379,136
	2/26/2020					366,302	(4)	6,758,272
	3/2/2021					164,908	(2)	3,042,553
	3/2/2021								82,454	(3)	1,521,276
	3/2/2021					164,908	(5)	3,042,553
Lisa Khorey	2/28/2019					31,094	(2)	573,684
	2/28/2019								93,284	(3)	1,721,090
	2/26/2020					40,700	(2)	750,915
	2/26/2020								91,576	(3)	1,689,577
	2/26/2020					183,152	(4)	3,379,154
	3/2/2021					65,964	(2)	1,217,036
	3/2/2021								32,982	(3)	608,518
	3/2/2021					65,964	(5)	1,217,036

Tejal Vakharia	4/2/2018					6,286	(6)	115,977
	4/1/2019					16,324	(6)	301,178
	5/1/2020					44,040	(6)	812,538
	9/3/2020					12,528	(6)	231,142
	3/2/2021					32,982	(2)	608,518
	3/2/2021								16,491	(3)	304,259
	3/2/2021					32,982	(5)	608,518

(1) The dollar amounts shown in each of these columns are determined by multiplying (i) the number of shares or units shown in the preceding column by (ii) $18.45 (the closing price of the Company’s common stock on December 31, 2021).

(2) This RSU award vests in three equal installments on each of the first three anniversaries of the grant date, provided that the NEO continues to be employed with the Company through the applicable vesting date.

(3) This PSU award vests based on the Company’s relative TSR performance over a single three-year performance period ending on the third anniversary of the grant date and the NEO’s continued service during the performance period.

(4) This PSU award is earned based on the Company’s year-end 2020 non-GAAP EBITDA margin and vests at the end of a single three-year period ending on the third anniversary of the grant date, provided the NEO continues to be employed with the Company through the applicable vesting date. Performance under this award resulted in the award being earned at 200% of target, which is reflected in the table.

(5) This PSU award is earned based on the Company’s year-end 2021 Free Cash Flow from Continuing Operations and vests at the end of a single three-year period ending on the third anniversary of the grant date, provided the NEO continues to be employed with the Company through the applicable vesting date. Performance under this award resulted in the award being earned at 200% of target, which is reflected in the table.

(6) This RSU award vests in four equal installments on each of the first four anniversaries of the grant date, provided that the NEO continues to be employed with the Company through the applicable vesting date.

2021 Stock Vested

The following table shows information regarding the vesting during 2021 of stock awards previously granted to the NEOs. No options were exercised by the NEOs during 2021.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Paul M. Black	281,762	4,347,588
Richard J. Poulton	262,724	4,053,831
Lisa Khorey	108,042	1,667,088
Tejal Vakharia	38,545	592,760

(1) The value realized equals the fair market value of the Company’s common stock on the vesting date multiplied by the number of shares vested. Upon release of the RSUs, shares may be surrendered to satisfy minimum income tax-withholding requirements. The amounts shown are gross amounts absent netting for shares surrendered.

Potential Payments Upon Termination or Change of Control

The Company has entered into employment agreements with each of the NEOs (other than Ms. Vakharia) that provide for payments in connection with such NEO’s termination, whether upon a change of control or otherwise. The estimated benefits to be provided to the NEOs under the employment agreements in each of those situations are described below, including a summary of payments that would have been required had a termination or change of control taken place on December 31, 2021, based upon the per share closing price of the Company’s common stock ($18.45) on the last trading day of the year.

Payments Made Upon Termination

The employment agreements for each NEO (other than Ms. Vakharia) provide for payments of certain benefits, as described above, upon the termination of employment. Each NEO’s rights upon a termination of his or her employment depend upon the circumstances of his or her termination. Central to an understanding of the rights of each NEO under the employment agreements is an understanding of the definitions of “Cause” and “Constructive Discharge” that are used in those agreements. For purposes of the employment agreements with each of the NEOs:

•
The Company has “Cause” to terminate an NEO for such NEO’s: (i) willful or grossly negligent failure to perform duties; (ii) violation of law that is materially injurious to the operations or reputation of the Company; (iii) conviction of a crime involving the Company’s property or constituting a felony or involving fraud or moral turpitude; or (iv) material violation of a general Company policy or refusal to follow lawful directions of the Board.
•
A “Constructive Discharge” under each of the employment agreements generally means: (i) a failure of the Company to meet its obligations, in any material respect, under the employment agreement, including, without limitation, a reduction of or failure to pay base salary; (ii) a material diminution in or other substantial adverse alteration in the nature or scope of an NEO’s responsibilities; or (iii) the relocation by more than fifty miles of an NEO’s principal place of business.

The employment agreements require, as a precondition to the receipt of these payments, that the NEO sign a standard form of release of employment claims. They also include non-competition and non-solicitation provisions that apply for one year following such NEO’s termination of employment and a confidentiality provision.

Payment Obligations for Termination by the Company with Cause or upon Death or Disability or by the NEO Without Constructive Discharge

If an NEO (other than Ms. Vakharia) is terminated by the Company for Cause or as a result of such NEO’s death or disability (as defined in the respective employment agreement), or if an NEO terminates his or her employment without Constructive Discharge, he or she is entitled to receive:

•
Accrued but unpaid base salary through the date of termination;
•
Earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurs; and
•
As provided in the award agreements governing the PSUs granted to such NEOs in 2019, 2020 and 2021, accelerated vesting of such awards at 100% of target level in the case of a termination due to such NEO’s death or disability.

Payment Obligations for Termination by the Company Without Cause or Due to Constructive Discharge

If an NEO (other than Ms. Vakharia) is terminated by the Company without Cause or an NEO terminates his or her employment for Constructive Discharge (except during the two-year period following a change of control), he or she is entitled to receive:

•
Accrued but unpaid base salary through the date of termination;
•
Earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurs (as determined and payable had there been no termination);
•
Severance equal to 1x the sum of base salary plus target cash incentive bonus opportunity, with such severance to be paid in 12 equal monthly installments or, in the case of Mr. Black and Mr. Poulton, severance equal to 2x the sum of base salary plus target cash incentive bonus opportunity, with such severance to be paid in 24 equal monthly installments;
•
Continuation of health benefits, if applicable, for 12 months or, in the case of Mr. Black and Mr. Poulton, for 24 months; and
•
Pro-rata vesting of any unvested stock option or stock awards equal to (i) the number of shares of such award that would vest on the normal vesting date, but prorated to reflect such NEO’s period of service since the last regular vesting date (or grant date if termination occurs prior to the regular vesting of any shares subject to the award); and (ii) one additional year of vesting; provided, however, that for performance-based awards, vesting will be subject to the satisfaction of, and based on the level of performance achieved of, performance conditions; provided, further, that the vesting of RSU awards do not accelerate upon the executive’s termination of employment due to a constructive discharge.

Payment Obligations Upon Resignation Due to No Comparable Job Following a Change of Control

Pursuant to the employment agreement with Mr. Poulton, if a change of control occurs and prior to such event the NEO is not offered a comparable job by the Company (or its successor), and the NEO resigns on or within ten days of the change of control, then the NEO is entitled to:

•
Full vesting of outstanding equity awards, with such vesting at target levels for unearned performance-based share awards; and
•
A lump sum payment equal to 1x the value of his base salary plus target cash incentive bonus opportunity.

A “comparable job” under Mr. Poulton's employment agreement means employment following a change of control (i) with substantially the same duties and responsibilities as were held by the NEO immediately prior to the change of control; (ii) within 50 miles of the location at which the NEO provides services prior to such change of control; and (iii) at the same or increased base salary and target cash incentive bonus opportunity level as were in effect prior to such change of control. None of the other NEOs are eligible to receive severance upon a resignation due to no comparable job following a change of control.

Severance Upon Termination Without Cause or Due to Constructive Discharge Following a Change of Control

Pursuant to the employment agreements with each of the NEOs (other than Ms. Vakharia), if a change of control occurs and the NEO’s employment is terminated without Cause or due to Constructive Discharge within two years of a change of control or within 180 days before a change of control in connection with such change of control, the NEO will receive:

•
Full vesting of outstanding equity awards, with such vesting at target levels for unearned performance-based share awards;
•
A lump sum payment equal to 2x the value of his or her base salary plus target cash incentive bonus opportunity; and
•
Continuation of health benefits, if applicable, for 12 months or, in the case of Mr. Black and Mr. Poulton, 24 months.

Severance Upon Termination by the Company Without Cause for Ms. Vakharia

If Ms. Vakharia is terminated by the Company without Cause, under the Company’s general severance plan she is entitled to receive:

•
Severance equal to 9 months base salary, to be paid over 9 months according to the Company’s regular payroll schedule; and
•
Continuation of health benefits, if applicable, for 9 months.

Separation of Ms. Khorey

As discussed above, the employment of Ms. Khorey terminated effective March 4, 2022. In connection with her termination of employment, the Company entered into a separation agreement with Ms. Khorey. The amounts reported in the following table represent the amounts that Ms. Khorey received or will receive in connection with the termination of her employment. For purposes of this disclosure, equity awards that have not yet vested are assumed to vest at target performance and also are based upon the per share closing price of the Company’s common stock ($21.40) on the day that her employment terminated.

Name	Base Severance Pay ($)	2	Accelerated Vesting of Equity Awards ($)	3	Continued Health Benefits ($)	4	Total ($)
Paul M. Black
Death or Disability	0		12,251,021		0		12,251,021
By Allscripts for Cause or Executive without Constructive Discharge	0		0		0		0
By Allscripts without Cause	5,150,000		8,137,583		21,058		13,308,041
By Executive for Constructive Discharge	5,150,000		4,083,674		21,058		9,254,732
Change of Control (no comparable job and termination)	0		15,725,120		0		15,725,120
Change of Control (constructive discharge and termination)	5,150,000		15,725,120		21,058		20,896,178
Change of Control with Termination	5,150,000		15,725,120		21,058		20,896,178
Richard J. Poulton
Death or Disability	0		9,800,825		0		9,800,825
By Allscripts for Cause or Executive without Constructive Discharge	0		0		0		0
By Allscripts without Cause	3,150,000		6,510,391		11,792		9,672,183
By Executive for Constructive Discharge	3,150,000		3,266,942		11,792		6,428,734
Change of Control (no comparable job and termination)	1,575,000		12,580,096		0		14,155,096
Change of Control (constructive discharge and termination)	3,150,000		12,580,096		11,792		15,741,888
Change of Control with Termination	3,150,000		12,580,096		11,792		15,741,888
Tejal Vakharia
Death or Disability	0		608,518		0		608,518
By Allscripts for Cause or Executive without Constructive Discharge	0		0		0		0
By Allscripts without Cause	309,000		1,935,219		0		2,244,219
By Executive for Constructive Discharge	0		0		0		0
Change of Control (no comparable job and termination)	0		2,475,031		0		2,475,031
Change of Control (constructive discharge and termination)	0		2,475,031		0		2,475,031
Change of Control with Termination	309,000		2,475,031		0		2,784,031
Lisa Khorey
Separation Agreement	895,750		5,300,761		11,792		6,208,303

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following disclosure about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Black, our Chief Executive Officer.

We believe that the pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and apply various assumptions and, as result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

Ratio

For 2021:

•
The median of the annual total compensation of all of our employees, other than Mr. Black, was $62,216.
•
Mr. Black’s annual total compensation, as reported in the Total column of the 2021 Summary Compensation Table, was $10,599,964.
•
Based on this information, the ratio of the annual total compensation of Mr. Black to the median of the annual total compensation of all employees is estimated to be 170 to 1.

Identification of Median Employee

We selected December 31, 2021 as the date on which to determine our median employee. As of that date, we had approximately 7,869 employees. Approximately 4,602 employees in the United States and 3,267 employees located outside of the United States were considered for identifying the median employee.

For purposes of identifying the median employee from the employee population base, we considered base salary, bonuses, commissions and overtime for calendar year 2021. In addition, for employees that commenced employment with the Company after January 1, 2021, we annualized their compensation.

In determining the annual total compensation of the median employee, such employee’s compensation was calculated in accordance with Item 402(c)(2)(x) of Regulation S-K, as required pursuant to the SEC executive compensation disclosure rules. This calculation is the same calculation used to determine total compensation for purposes of the 2021 Summary Compensation Table with respect to each of the NEOs.

Compensation Committee Report

The information contained in the following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference in such filing.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the preceding section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Proxy Statement for the Annual Meeting and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Compensation Committee of the Board of Directors

Jonathan J. Judge, Chairman Michael A. Klayko Dave B. Stevens

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information, as of December 31, 2021, concerning shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

Name	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (#)(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (#)(c)
Equity compensation plans approved by stockholders	8,219,585	-	(1)	11,577,363	(2)
Equity compensation plans not approved by stockholders	-	-		-
Total	8,219,585	-		11,577,363

(1) The weighted-average exercise price excludes a total of 8,219,585 RSUs and awards granted under equity compensation plans approved by stockholders with no exercise price but with a weighted-average grant date fair market value of approximately $10.68 as of December 31, 2021.

(2) Includes 5,052,906 shares available for issuance under the Amended and Restated Allscripts Healthcare Solutions, Inc. Employee Stock Purchase Plan. Also, includes 1,105,220 and 5,419,237 shares available for issuance pursuant to the 2011 and 2019 Stock Incentive Plans, respectively.

Certain Beneficial Owners and Management

The following tables show certain information as of April 29, 2022 (the “Table Date”), unless otherwise indicated, with respect to the beneficial ownership of the Company’s common stock by: (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of the Company’s common stock based solely on the Company’s review of SEC filings; (ii) each director; (iii) each named executive officer listed in the table entitled “Summary Compensation Table – 2021, 2020 and 2019” under the section entitled “Compensation Discussion and Analysis” above; and (iv) all directors and executive officers as a group.

Unless otherwise indicated, all persons named as beneficial owners of the Company’s common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

>5% Stockholders	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Blackrock, Inc. (1)	23,846,502	20.6%
The Vanguard Group (2)	13,268,135	11.5%
Dimensional Fund Advisors LP (3)	10,090,569	8.7%

Named Executive Officers and Directors	Shares of Common Stock Beneficially Owned	Options, Exercisable, Stock Awards Vesting, and DSUs Convertible Within 60 Days (4)	Total	Percent of Common Stock Outstanding
Paul M. Black (5)	1,363,615	-	1,363,615	*
Richard J. Poulton	485,827	-	485,827	*
Lisa Khorey (6)	96,181	247,698	343,879	*
Tejal Vakharia	136,627	14,680	151,307	*
Elizabeth A. Altman	16,768	12,056	28,824	*
Mara G. Aspinall	83,887	12,056	95,943	*
P. Gregory Garrison	35,757	12,056	47,813	*
Jonathan J. Judge	107,675	12,056	119,731	*
Michael A. Klayko (7)	26,525	12,056	38,581	*
Dave B. Stevens	98,053	12,056	110,109	*
David D. Stevens	158,324	12,056	170,380	*
Carol J. Zierhoffer	17,462	12,056	29,518	*
All directors and current executive officers as a group (12 persons)	2,530,990	116,403	2,647,393	2.29%

* Represents less than 1% of the issued and outstanding shares of the Company’s common stock as of the Table Date.

(1) This information is derived from a Schedule 13G/A filed by BlackRock, Inc. on January 28, 2022, providing information with respect to its beneficial ownership of shares of the Company’s common stock as of December 31, 2021. According to the Schedule 13G/A, BlackRock, Inc. had sole power to vote or direct the vote of 23,031,138 shares, sole power to dispose of or direct the disposition of 23,846,502 shares, shared power to vote or direct the vote of zero shares, and shared power to dispose of or direct the disposition of zero shares. According to the Schedule 13G/A, BlackRock, Inc. lists its address as 55 East 52nd Street, New York, NY 10055.

(2) This information is derived from a Schedule 13G/A filed by The Vanguard Group (“Vanguard Group”) on February 9, 2022, providing information with respect to its beneficial ownership of shares of the Company’s common stock as of December 31, 2021. According to the Schedule 13G/A, Vanguard Group had sole power to vote or direct the vote of zero shares, sole power to dispose of or direct the disposition of 13,050,368 shares, shared power to vote or direct the vote of 105,226 shares, and shared power to dispose of or direct the disposition of 217,767 shares. According to the Schedule 13G/A, Vanguard Group lists its address as 100 Vanguard Blvd., Malvern, PA 19355.

(3) This information is derived from a Schedule 13G/A filed by Dimensional Fund Advisors LP (“DFA”) on February 8, 2022, providing information with respect to its beneficial ownership of shares of the Company’s common stock as of December 31, 2021. According to the Schedule 13G/A, DFA had sole power to vote or direct the vote of 9,888,249 shares, sole power to dispose of or direct the disposition of 10,090,569 shares, shared power to vote or direct the vote of zero shares, and shared power to dispose of or direct the disposition of zero shares. According to the Schedule 13G/A, DFA lists its address as Building One, 6300 Bee Cave Road, Austin, TX 78746.

(4) Represents shares of the Company’s common stock underlying stock awards held that were vesting, options held that were exercisable and DSUs held that were convertible at the Table Date or within 60 days thereafter. Does not include RSUs that vest more than 60 days after the Table Date. RSUs are awards granted by the Company and payable, subject to vesting requirements, in shares of the Company’s common stock.

(5) Voting and dispositive power over 77,073 shares of common stock presented for Mr. Black are shared with Mr. Black’s wife.

(6) Ms. Khorey was an executive officer until August 6, 2021.

(7) The shares of common stock presented for Mr. Klayko are held in a family trust in which he shares voting and dispositive power.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

The Company, or one or more of its subsidiaries, may occasionally enter into transactions with certain “related persons.” Related persons include the Company’s executive officers, directors, beneficial owners of more than 5% of the Company’s common stock, immediate family members of any of these persons, and entities in which one or more of these persons has a direct or indirect material interest. The Company refers to transactions with these related persons as “related party transactions.”

In accordance with the Company’s written policy, the Audit Committee (or, in certain circumstances, disinterested members of the Board) is responsible for the review and approval of each related party transaction exceeding $120,000 in which a related person has a direct or indirect material interest. The Audit Committee considers all relevant factors when determining whether to approve a related party transaction, including, without limitation:

•
The size of the transaction and the amount of consideration payable to a related person;
•
The nature of the interest of the applicable related person;
•
Whether the transaction may involve a conflict of interest;

•
Whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties; and
•
Whether the proposed transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties.

Since January 1, 2021, neither the Board nor the Audit Committee has been made aware of or asked to review and approve any “related party transactions.” The Company is not aware of any transactions since January 1, 2021 where the above policies were not followed.

Director Independence

The Board has determined that the following directors are independent under applicable rules of Nasdaq and the SEC: Mmes. Altman, Aspinall and Zierhoffer and Messrs. Garrison, Judge, Klayko, Dave B. Stevens and David B. Stevens. The Board also determined that Mr. Black, the Company’s Chief Executive Officer, was not independent under such rules.

The Board has determined that each of the members of the Audit Committee, the Compensation Committee and the Nominating Committee is independent under applicable Nasdaq and SEC rules for committee memberships

Item 14. Principal Accountant Fees and Services

Fees and Related Expenses Paid to Auditors

The following table shows the fees accrued or paid to the Company’s independent registered public accounting firm for the years ended December 31, 2021 and December 31, 2020.

(In thousands)	2021 ($)	2020 ($)
Audit Fees (1)	2,276	2,148
Audit-Related Fees (2)	435	1,605
Tax Fees	-	-
All Other Fees	-	-
Total	2,711	3,753

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Report on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings or engagements.

(2) Audit-related fees relate to professional services performed in connection with the Company’s Service Organization Controls (SOC) reports, HITRUST certification and acquisition related procedures.

Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm within the four categories identified above.

Prior to engagement, the Audit Committee pre-approves all services to be performed by the independent registered public accounting firm. The fees are budgeted and the Audit Committee has established procedures to pre-approve fee adjustments due to changes in the scope of work or for other reasons. The Audit Committee may delegate pre-approval authority to one or more of its members.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	*	Purchase Agreement, dated as of August 1, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			8-K	2.1	August 4, 2017

2.2		Amendment No. 1 to Purchase Agreement, dated as of October 2, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC.			10-Q	2.3	November 9, 2017

2.3	*	Asset Purchase Agreement, dated as of February 15, 2018, by and among Hyland Software, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts Software, LLC and Allscripts Healthcare Solutions, Inc.			8-K	2.1	February 16, 2018

2.4	*	Agreement and Plan of Merger, dated as of January 5, 2018, by and among Allscripts Healthcare, LLC, Presidio Sub, Inc., Practice Fusion, Inc. and Fortis Advisors LLC, as representative of the Holders			10-Q	2.2	May 8, 2018

2.5	*	Agreement and Plan of Merger, dated as of April 27, 2018, by and among Allscripts Healthcare, LLC, FollowMyHealth Merger Sub, Inc., Health Grid Holding Company, the persons listed on the schedules thereto and Raj Toleti in his capacity as the representative of the Stockholders			10-Q	2.2	August 6, 2018

2.6	*	Unit Purchase Agreement, dated as of December 7, 2018, by and among Allscripts Healthcare, LLC, Allscripts Next, LLC, Allscripts Healthcare Solutions, Inc. and the Purchasers named in the schedules thereto.			8-K	2.1	December 11, 2018

2.7	*	Asset Purchase Agreement, dated as of July 30, 2020, by and among Allscripts Healthcare Solutions, Inc., a Delaware corporation, Allscripts Healthcare, LLC, a North Carolina limited liability company, Allscripts Software, LLC, a Delaware limited liability company, Strata Decision Technology LLC, an Illinois limited liability company, and, solely for purposes of Article VI and Section 12.18 thereof, Roper Technologies, Inc.			8-K	2.1	August 3, 2020

2.8	*	Purchase Agreement, dated as of October 12, 2020, by and among Allscripts Healthcare, LLC, a North Carolina limited liability company, Carbonite Buyer, Inc., a Delaware corporation, and, solely for purposes of Section 9.13(f) thereof, WellSky Corporation, a Delaware corporation			8-K	2.1	October 15, 2020

3.1		Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			10-K	3.1	February 29, 2016

3.2		By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

4.1		Indenture, dated as of December 9, 2019, by and between Allscripts Healthcare Solutions, Inc. and U.S. Bank National Association			8-K	4.1	December 4, 2019

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

4.2	Form of 0.875% Convertible Senior Note due 2027 (included in Exhibit 4.1)			8-K	4.2	December 4, 2019

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	February 26, 2021

10.1	Second Amended and Restated Credit Agreement, dated as of February 15, 2018, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Fifth Third Bank, KeyBank National Association, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents	8-K	10.1	February 15, 2018

10.2	First Amendment, dated as of August 7, 2019, to the Second Amended and Restated Credit Agreement, dated as of February 15, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	August 9, 2019

10.3	Second Amendment, dated as of July 20, 2020, to the Second Amended and Restated Credit Agreement, dated as of February 16, 2018, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	10-Q	10.2	July 31, 2020

10.4	Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.2	July 2, 2013

10.5	Deferred Prosecution Agreement, dated January 27, 2020	8-K	10.1	January 28, 2020

10.6	Civil Settlement Agreement, dated January 26, 2020	8-K	10.2	January 28, 2020

10.7	Letter Agreement, dated April 8, 2020, between the U.S. Department of Justice and Practice Fusion, amending Exhibit A of the Civil Settlement Agreement dated January 26, 2020	10-Q	10.1	May 8, 2020

10.8	Capped call transaction confirmation, dated as of December 4, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.	8-K	10.1	December 4, 2019

10.9	Capped call transaction confirmation, dated as of December 4, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.	8-K	10.2	December 4, 2019

10.10	Capped call transaction confirmation, dated as of December 4, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.	8-K	10.3	December 4, 2019

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.11		Capped call transaction confirmation, dated as of December 4, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 4, 2019

10.12		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 18, 2019

10.13		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 18, 2019

10.14		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 18, 2019

10.15		Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 18, 2019

10.16	†	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.17	†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan			S-8	4.3	May 22, 2020

10.18	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.19	†	Form of Restricted Stock Unit Award Agreement (Directors) (2011)			10-KT	10.37	March 1, 2011

10.20	†	Form of Restricted Stock Unit Award Agreement (Directors) (2019)			10-K	10.20	February 25, 2022

10.21	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.22	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.23	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.24	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

10.25	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.26	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.27	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (Relative)			10-K	10.39	March 1, 2013

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.28	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (Relative) (2021)			10-K	10.28	February 25, 2022

10.29	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-K	10.29	February 25, 2022

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.31	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 2, 2015

10.32	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

10.33	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.34	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			8-K	10.41	March 1, 2013

10.35	†	Employment Agreement, dated as of December 19, 2012, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.36	†	Amendment No. 1 to Employment Agreement, effective October 1, 2015, between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

10.37	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.38	†	First Amendment to Employment Agreement between Allscripts Healthcare Solutions, Inc. and Richard Poulton			8-K	10.1	August 3, 2020

10.39	†	Employment Agreement, dated as of October 30, 2016, effective November 1, 2016, between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-K	10.49	February 27, 2017

10.40	†	First Amendment to Employment Agreement between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-Q	10.1	August 6, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

21.1	Subsidiaries			10-K	21.1	February 25, 2022

23.1	Consent of Grant Thornton LLP			10-K	23.1	February 25, 2022

24.1	Powers of Attorney (included on the signature page to the Original Report)			10-K	24.1	February 25, 2022

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer			10-K	32.1	February 25, 2022

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document			10-K	101.INS	February 25, 2022

101.SCH	Inline XBRL Taxonomy Extension Schema			10-K	101.SCH	February 25, 2022

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			10-K	101.CAL	February 25, 2022

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			10-K	101.LAB	February 25, 2022

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			10-K	101.PRE	February 25, 2022

101.DEF	Inline XBRL Taxonomy Definition Linkbase			10-K	101.DEF	February 25, 2022

104	The cover page from the Company’s Amendment 1 to the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and included in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2022

Allscripts Healthcare Solutions, Inc.

By:	/s/ Paul M. Black
Paul M. Black Chief Executive Officer