Form 10-Q
period 2022-03-31
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2022-05-09
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 116,019,972 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$82,782	$132,517
Restricted cash	1,305	1,308
Accounts receivable, net of allowance of $13,773 and $13,360 as of March 31, 2022 and December 31, 2021, respectively	170,497	171,622
Contract assets, net of allowance of $576 as of March 31, 2022 and December 31, 2021	55,162	63,429
Prepaid expenses and other current assets	56,191	60,511
Assets held for sale	1,174,747	1,125,111
Total current assets	1,540,684	1,554,498
Fixed assets, net	9,299	9,819
Software development costs, net	78,334	74,688
Intangible assets, net	158,285	149,690
Goodwill	520,187	506,607
Deferred taxes, net	6,078	0
Contract assets - long-term, net of allowance of $1,534 as of March 31, 2022 and December 31, 2021	19,198	28,174
Right-of-use assets - operating leases	16,776	18,324
Other assets	81,414	83,429
Total assets	$2,430,255	$2,425,229

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,548	$5,281
Accrued expenses	61,829	54,518
Accrued compensation and benefits	18,027	31,055
Deferred revenue	106,491	120,748
Current operating lease liabilities	5,972	6,133
Liabilities related to assets held for sale	438,988	380,253
Total current liabilities	646,855	597,988
Long-term debt	377,059	350,062
Deferred revenue	3,590	1,839
Deferred taxes, net	0	16,625
Long-term operating lease liabilities	15,241	16,754
Other liabilities	34,404	33,823
Total liabilities	1,077,149	1,017,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2022 and December 31, 2021; 277,696 and 114,792 shares issued and outstanding as of March 31, 2022, respectively; 276,705 and 116,114 shares issued and outstanding as of December 31, 2021, respectively	2,776	2,766
Treasury stock: at cost, 162,904 and 160,591 shares as of March 31, 2022 and December 31, 2021, respectively	(1,371,484)	(1,321,805)
Additional paid-in capital	1,922,026	1,962,386
Retained earnings	802,890	767,556
Accumulated other comprehensive loss	(3,102)	(2,765)
Total stockholders’ equity	1,353,106	1,408,138
Total liabilities and stockholders’ equity	$2,430,255	$2,425,229

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Revenue:
Provider	$118,665	$111,170
Payer & Life Sciences	24,007	22,482
Total revenue	142,672	133,652
Cost of revenue:
Provider	57,017	58,866
Payer & Life Sciences	12,174	11,869
Total cost of revenue	69,191	70,735
Gross profit	73,481	62,917
Selling, general and administrative expenses	41,318	32,164
Research and development	23,420	20,660
Amortization of intangible and acquisition-related assets	2,171	2,364
Income from operations	6,572	7,729
Interest expense	(2,136)	(3,143)
Other income, net	12	798
Equity in net (loss) income of unconsolidated investments	(398)	22
Income from continuing operations before income taxes	4,050	5,406
Income tax benefit (provision)	14,421	(1,106)
Income from continuing operations, net of tax	18,471	4,300
(Loss) income from discontinued operations	(5,021)	5,820
Gain on sale of discontinued operations	0	647
Income tax effect on discontinued operations	9,407	(1,710)
Income from discontinued operations, net of tax	4,386	4,757
Net income	$22,857	$9,057

Net income per share:
Basic
Continuing operations	$0.16	$0.03
Discontinued operations	0.04	0.03
Net income per share - Basic	$0.20	$0.06

Diluted
Continuing operations	$0.14	$0.03
Discontinued operations	0.03	0.03
Net income per share - Diluted	$0.17	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$22,857	$9,057
Other comprehensive income (loss):
Foreign currency translation adjustments	(150)	99
Change in fair value of derivatives qualifying as cash flow hedges	(251)	(681)
Other comprehensive (loss) income before income tax benefit	(401)	(582)
Income tax benefit related to items in other comprehensive income (loss)	64	176
Total other comprehensive income (loss)	(337)	(406)
Comprehensive income	$22,520	$8,651

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Number of common shares
Balance at beginning of period	276,705	274,558
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	991	683
Balance at end of period	277,696	275,241
Common stock
Balance at beginning of period	$2,766	$2,745
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	10	6
Balance at end of period	$2,776	$2,751
Number of treasury stock shares
Balance at beginning of period	(160,591)	(134,616)
Purchase of treasury stock	(2,313)	0
Balance at end of period	(162,904)	(134,616)
Treasury stock
Balance at beginning of period	$(1,321,805)	$(870,558)
Purchase of treasury stock	(49,679)	0
Balance at end of period	$(1,371,484)	$(870,558)
Additional paid-in capital
Balance at beginning of period	$1,962,386	$1,902,776
Stock-based compensation	10,822	8,701
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(13,301)	(5,980)
ASU 2020-06 implementation adjustments	(38,918)	0
Warrants issued	1,037	1,037
Balance at end of period	$1,922,026	$1,906,534
Retained earnings
Balance at beginning of period	$767,556	$633,118
Net income	22,857	9,057
ASU 2020-06 implementation adjustments	12,477	0
Balance at end of period	$802,890	$642,175
Accumulated other comprehensive loss
Balance at beginning of period	$(2,765)	$(1,838)
Foreign currency translation adjustments, net	(150)	99
Unrecognized gain (loss) on derivatives qualifying as cash flow hedges, net of tax	(187)	(505)
Balance at end of period	$(3,102)	$(2,244)
Total Stockholders’ Equity at beginning of period	$1,408,138	$1,666,243
Total Stockholders’ Equity at end of period	$1,353,106	$1,678,658

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$22,857	$9,057
Less: Income from discontinued operations	4,386	4,757
Income from continuing operations	18,471	4,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,101	16,256
Non-cash lease expense, net	(3,223)	(1,760)
Stock-based compensation expense	6,324	2,841
Deferred taxes	(17,042)	4,657
Equity in net loss (income) of unconsolidated investments	398	(22)
Other loss, net	226	716
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	26,205	26,234
Prepaid expenses and other assets	5,431	(2,039)
Accounts payable	10,210	(2,949)
Accrued expenses	13,031	3,178
Accrued compensation and benefits	(13,291)	(13,727)
Deferred revenue	(28,352)	(23,958)
Other liabilities	2,022	1,443
Net cash provided by operating activities - continuing operations	34,511	15,170
Net cash provided by (used in) operating activities - discontinued operations	34,750	(10,595)
Net cash provided by operating activities	69,261	4,575
Cash flows from investing activities:
Capital expenditures	(345)	(225)
Capitalized software	(9,600)	(8,148)
Cash paid for business acquisitions, net of cash acquired	(24,106)	0
Sale of businesses and other investments, net of cash divested, and distributions received	1,083	1,753
Purchases of equity securities, other investments and related intangible assets, net	0	(221)
Net cash used in investing activities - continuing operations	(32,968)	(6,841)
Net cash used in investing activities - discontinued operations	(11,231)	(12,148)
Net cash used in investing activities	(44,199)	(18,989)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(13,275)	(4,723)
Credit facility payments	(25,000)	0
Credit facility borrowings, net of issuance costs	25,000	0
Repurchase of common stock	(49,679)	0
Intercompany to/from parent/subsidiaries	11,685	28,373
Payment of acquisition and other financing obligations	0	(1,542)
Net cash (used in) provided by financing activities - continuing operations	(51,269)	22,108
Net cash used in financing activities - discontinued operations	(11,697)	(29,622)
Net cash used in financing activities	(62,966)	(7,514)
Effect of exchange rate changes on cash and cash equivalents	(11)	(27)
Net decrease in cash and cash equivalents	(37,915)	(21,955)
Cash, cash equivalents and restricted cash, beginning of period	190,520	537,465
Cash, cash equivalents and restricted cash, end of period	152,605	515,510
Less: Cash and cash equivalents and restricted cash included in current assets held for sale	(68,518)	(60,430)
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale	$84,087	$455,080

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting. The Company believes that the disclosures made are adequate to make these unaudited interim consolidated financial statements not misleading. They should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”).

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also requires the application of the if-converted method for calculating diluted earnings per share, whereas the treasury stock method is no longer permitted for convertible instruments. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition, which resulted in an increase in long-term debt of $26.4 million, a decrease in additional paid-in capital of $38.9 million and an increase to retained earnings of $12.5 million, as of January 1, 2022. Refer to Note 10, “Debt” for additional information.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, “Business Combinations”. The new standard should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The standard is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of the adoption of ASU 2021-08 on our consolidated financial statements.

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

At March 31, 2022 and December 31, 2021, we had capitalized costs to obtain or fulfill a contract of $8.3 million and $8.1 million, respectively, in Prepaid and other current assets and $10.9 million and $11.9 million, respectively, in Other assets. During the three months ended March 31, 2022 and 2021, we recognized $2.9 million and $3.3 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the tables below:

(In thousands)	Three Months Ended March 31, 2022
Revenue related to deferred revenue balance at beginning of period	$36,151
Revenue related to new performance obligations satisfied during the period	45,306
Revenue recognized under "right-to-invoice" expedient	61,114
Reimbursed travel expenses, shipping and other revenue	101
Total revenue	$142,672

(In thousands)	Three Months Ended March 31, 2021
Revenue related to deferred revenue balance at beginning of period	$29,401
Revenue related to new performance obligations satisfied during the period	47,263
Revenue recognized under "right-to-invoice" expedient	56,811
Reimbursed travel expenses, shipping and other revenue	177
Total revenue	$133,652

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total unsatisfied performance obligations equaled $1.0 billion as of March 31, 2022, of which we expect to recognize approximately 38% over the next 12 months, and the remaining 62% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount and uncertainty of our revenue and cash flows are affected by economic factors. The tables below summarize revenue by type and nature of revenue stream as well as by our reportable segments. Refer to Note 16, “Business Segments”, for further information regarding the change to our reportable segments during the first quarter of 2022.

	Three Months Ended March 31, 2022
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$112,271	$6,394	$118,665
Payer & Life Sciences	24,007	0	24,007
Total revenue	$136,278	$6,394	$142,672

	Three Months Ended March 31, 2021
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$103,888	$7,282	$111,170
Payer & Life Sciences	22,482	0	22,482
Total revenue	$126,370	$7,282	$133,652

Contract Assets – Estimate of Credit Losses

We adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance required the recognition of lifetime estimated credit losses expected to occur for contract assets and trade receivables. The guidance also required that we pool assets with similar risk characteristics and consider current economic conditions when estimating losses.

We segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. We also used each customer’s primary business unit in our pooling determination. This assessment provides information of the customer including size, segment and industry. The pools are aligned with management’s current review of financial performance. For the three months ended March 31, 2022, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a 24-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period. We considered current economic conditions, including how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The analysis for the three months ended March 31, 2022 resulted in no change to the estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

	Three Months Ended March 31,
(In thousands)	2022	2021
Beginning balance	$2,110	$2,110
Current period provision	0	0
Ending balance	$2,110	$2,110
Less: Contract assets, short-term	576	576
Total contract assets, long-term	$1,534	$1,534

3. Accounts Receivable

Trade Accounts Receivable – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. Refer to Note 2, “Revenue from Contracts with Customers” for information regarding the adoption of ASU 2016-13. No adjustments were made to the pools or historical loss rate data for trade accounts receivable during the three months ended March 31, 2022.

Changes in the estimate of credit losses for trade accounts receivable are presented in the table below.

	Three Months Ended March 31,
(In thousands)	2022	2021
Beginning balance	$13,360	$14,769
Current period provision	754	340
Write-offs	(341)	(894)
Ending balance	$13,773	$14,215

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

We have elected the group of practical expedients under Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases and (3) any indirect costs that would have qualified for capitalization for any existing leases. We have lease agreements with lease and non-lease components, which are generally accounted for separately except for real estate and vehicle leases, which we have elected to combine through a practical expedient under ASU 2016-02. Non-lease components for our leases typically consist of executory costs, and the practical expedient allows for executory costs to be recorded as lease payments. Additionally, for certain equipment leases, we apply a portfolio approach to effectively record right-of-use assets and liabilities.

Our operating leases mainly include office leases, and our finance leases included office and computer equipment leases. As of December 31, 2021, we no longer have finance leases. Our finance leases in 2021 were not significant. Our operating leases have remaining lease terms up to 5 years, some of which include options to extend the leases for up to 5 years, which may include options to terminate the leases within 1 year. Operating costs associated with leased assets are as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Operating lease cost (1)	$1,690	$1,931
Less: Sublease income	(33)	(83)
Total operating lease costs	$1,657	$1,848

(1) Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statements of operations.

Supplemental cash flow information for operating leases is as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Operating cash flows from operating leases	$1,864	$1,506

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	March 31, 2022	December 31, 2021
Right-of-use assets - operating leases	$16,776	$18,324
Current operating lease liabilities	$5,972	$6,133
Long-term operating lease liabilities	$15,241	$16,754
Weighted average remaining lease term (in years)	4	5
Weighted average discount rate	3.3%	3.4%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of March 31, 2022.

March 31, 2022
(In thousands)	Operating Leases
Remainder of 2022	$4,945
2023	6,317
2024	3,602
2025	3,440
2026	2,835
Thereafter	1,581
Total lease liabilities	22,720
Less: Amount representing interest	(1,507)
Less: Short-term lease liabilities	(5,972)
Total long-term lease liabilities	$15,241

5. Business Combinations and Divestitures

Acquisitions

On March 25, 2022, we acquired Babel Health which engages in the business of designing, developing, selling and operating encounter data submission and reconciliation solutions. The base purchase price was $24.0 million, subject to adjustment for cash and net working capital balances, resulting in $24.5 million in cash paid ($24.1 million in net cash after accounting for the existing cash balance). The preliminary purchase price allocation has resulted in $12.4 million in intangibles, allocated between trade name, customer relationship and technology assets, and $13.6 million in goodwill, offset by a $1.3 million deferred tax liability, and the remaining net working capital deficit. The allocation of the purchase price is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to working capital, intangible assets and the residual goodwill. Accordingly, adjustments may be made to the values of assets and liabilities assumed as the valuation is finalized and additional information is obtained about the facts and circumstance that existed at the acquisition date. The management platform will provide managed health care plans with a tailored solution for the risk adjustment claims submission process. The business is included in our Veradigm business segment.

Divestitures

On March 2, 2022, we entered into a purchase agreement (the “Harris Purchase Agreement”) with Harris Dawn Holdings Inc. (“Harris”), a wholly-owned subsidiary of Constellation Software Inc., an Ontario corporation, to sell substantially all of the assets of our Hospitals and Large Physician Practices business, including the Sunrise and TouchWorks solutions (the “Hospitals and Large Physician Practices Business”) for $670.0 million in cash at closing and the opportunity to earn up to an additional $30.0 million based on the Hospitals and Large Physician Practices Business’s revenue through calendar year 2023. Certain assets relating to the Hospitals and Large Physician Practices Business will be excluded from the transaction and retained by the Company, as described in the Harris Purchase Agreement. In addition, Harris will assume certain liabilities related to the Hospitals and Large Physician Practices Business under the terms of the Harris Purchase Agreement. The transactions contemplated by the Harris Purchase Agreement are subject to customary closing conditions, including the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR”). The HSR waiting period expired as of April 15, 2022. Each party’s obligation to consummate the divestiture is also subject to certain additional conditions, including performance in all material respects by the other party of its obligations under the Harris Purchase Agreement. The Harris Purchase Agreement contains certain termination rights for both Harris and the Company, including if the closing has not occurred by September 2, 2022, or upon the Company intending to enter into a competing transaction (as described in the Harris Purchase Agreement) upon payment of a termination fee. As of March 31, 2022, the assets and liabilities related to the Harris Purchase Agreement were classified as held for sale on our consolidated balance sheet. The held for sale assets and liabilities are classified as current since, as of March 31, 2022, we expected to complete the sale within the next 12 months. The Hospitals and Large Physician Practices Business classified as held for sale was also classified in discontinued operations as the disposition represents a strategic shift that will have a major effect on our operations and financial results. Refer to Note 15, “Discontinued Operations” for additional information regarding the Hospitals and Large Physician Practices Business and the held for sale assets and liabilities presented on our consolidated balance sheet. On May 2, 2022, we completed the sale of the Hospitals and Large Physician Practices Business, which is further discussed in Note 18, “Subsequent Events”.

On August 23, 2021, we completed the sale of substantially all of the assets of our 2bPrecise business to a third party for a non-controlling interest in the combined entity. We realized a pre-tax gain upon the sale of $8.4 million, which was included in the Gain on sale of businesses, net line in our consolidated statements of operations for the year ended December 31, 2021. The historical 2bPrecise business is presented in our “Unallocated Amounts” category.

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

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instrument reflects the fair value of contingent consideration related to a completed acquisition. The fair value is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, commercial risk or time value of money.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	March 31, 2022				December 31, 2021
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$100	$0	$100	$0	$352	$0	$352
Total assets		$0	$100	$0	$100	$0	$352	$0	$352

Contingent consideration - current	Accrued expenses	$0	$0	$0	$0	$0	$0	$19	$19
Total liabilities		$0	$0	$0	$0	$0	$0	$19	$19

The changes in our Level 3 liability measured at fair value on a recurring basis at March 31, 2022 is summarized as follows:

(In thousands)	Contingent Consideration
Balance at December 31, 2021	$19
Payments	(19)
Balance at March 31, 2022	$0

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at March 31, 2022	Cost	March 31, 2022	December 31, 2021
Equity method investments (1)	4	$7,099	$11,862	$12,260
Cost with adjustments	7	47,114	48,791	49,293
Total long-term equity investments	11	$54,213	$60,653	$61,553

(1) Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

As of March 31, 2022, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. Based on our assessment, we determined no impairment charges were necessary for the three months ended March 31, 2022.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our Senior Secured Credit Facility (as described in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2022 and 2021 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Cost of revenue:
Provider	$317	$276
Payer & Life Sciences	(12)	57
Total cost of revenue	305	333
Selling, general and administrative expenses	5,489	2,553
Research and development	1,130	1,068
Total stock-based compensation expense	$6,924	$3,954

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three months ended March 31, 2022 and 2021.

We granted stock-based awards as follows:

	Three Months Ended March 31, 2022
		Weighted-Average
		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
Service-based restricted stock units	25	$19.86
	25	$19.86

During the three months ended March 31, 2022 and the year ended December 31, 2021, 1.0 million and 2.2 million shares of common stock, respectively, were issued in connection with the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the three months ended March 31, 2022 and 2021 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the three months ended March 31, 2022 and 2021 were 628 thousand and 383 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On January 24, 2022, we announced that our Board of Directors approved a new stock purchase program (the “2022 Program”) under which we may repurchase up to $250 million of our common stock, with no termination date. The 2022 Program replaced a previous program approved by our Board of Directors in 2021 that was fully utilized. During the three months ended March 31, 2022, we repurchased 2.3 million shares of our common stock under the 2022 Program for a total of $49.7 million (after commissions). There were no repurchases during the three months ended March 31, 2021.

The approximate dollar value of shares of our common stock that may yet be purchased under the 2022 Program was $200.4 million as of March 31, 2022. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted-average shares of common stock outstanding and dilutive common stock equivalents. Dilutive common stock equivalents consist of restricted stock unit awards and warrants calculated under the treasury stock method, as well as convertible notes calculated under the if-converted method.

The calculations of earnings (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Basic earnings per Common Share:
Income from continuing operations, net of tax	$18,471	$4,300
Income from discontinued operations, net of tax	4,386	4,757
Net income	$22,857	$9,057

Weighted-average common shares outstanding	115,862	140,191

Basic earnings from continuing operations per Common Share	$0.16	$0.03
Basic earnings from discontinued operations per Common Share	0.04	0.03
Net earnings per Common Share	$0.20	$0.06

Diluted earnings per Common Share:
Income from continuing operations, net of tax	$18,471	$4,300
Effect of assumed conversions:
Plus: Interest expense, net of tax, associated with 0.875% Convertible Senior Notes	506	0
Income from continuing operations, net of tax after the effect of assumed conversions	$18,977	$4,300

Income from discontinued operations, net of tax	$4,386	$4,757

Weighted-average common shares outstanding	115,862	140,191
Plus: Dilutive effect of restricted stock unit awards, convertible notes and warrants	22,823	8,949
Weighted-average common shares outstanding assuming dilution	138,685	149,140

Diluted earnings from continuing operations per Common Share	$0.14	$0.03
Diluted earnings from discontinued operations per Common Share	0.03	0.03
Net earnings per Common Share	$0.17	$0.06

The following restricted stock unit awards, convertible notes and warrants are not included in the computation of diluted earnings per share as the effect of including such restricted stock unit awards, convertible notes and warrants in the computation would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2022	2021
Shares subject to anti-dilutive restricted stock unit awards, convertible notes and warrants excluded from calculation	0	5,360

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$254,385	$(229,033)	$25,352	$249,483	$(227,408)	$22,075
Customer contracts and relationships	404,934	(324,001)	80,933	397,445	(321,830)	75,615
Total	$659,319	$(553,034)	$106,285	$646,928	$(549,238)	$97,690

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			520,187			506,607
Total			$572,187			$558,607

Changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2022 were as follows:

(In thousands)	Veradigm	Unallocated	Total
Balance as of December 31, 2021	467,630	38,977	506,607
Additions	13,580	0	13,580
Balance as of March 31, 2022	$481,210	$38,977	$520,187

There were no accumulated impairment losses associated with goodwill as of March 31, 2022 and December 31, 2021.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	March 31, 2022			December 31, 2021
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$207,911	$4,331	$203,580	$167,853	$(9,057)	$176,910
Senior Secured Credit Facility	175,000	1,521	173,479	175,000	1,848	173,152
Total debt	$382,911	$5,852	$377,059	$342,853	$(7,209)	$350,062

(1) As of March 31, 2022, the principal balance is recognized in debt. As of December 31, 2021, the principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital.

Interest expense consists of the following:

	Three Months Ended March 31,
(In thousands)	2022	2021
Interest expense	$1,506	$1,288
Amortization of discounts and debt issuance costs	630	1,855
Total interest expense	$2,136	$3,143

Interest expense related to the 0.875% Convertible Senior Notes included in the table above consists of the following:

	Three Months Ended March 31,
(In thousands)	2022	2021
Coupon interest	$455	$455
Amortization of discounts and debt issuance costs	228	1,459
Total interest expense related to the convertible notes	$683	$1,914

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

As of March 31, 2022, $175.0 million under the Revolving Facility and $1.0 million in letters of credit were outstanding under the Second Amended Credit Agreement.

As of March 31, 2022, the interest rate on the borrowings under the Second Amended Credit Agreement was LIBOR plus 1.50%, which totaled 1.96%. We were in compliance with all covenants under the Second Amended Credit Agreement as of March 31, 2022.

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

As of March 31, 2022, we had $724.0 million available borrowing capacity, net of outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

On April 29, 2022, Allscripts and Allscripts Healthcare LLC entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and other lenders party thereto, amending and restating the Second Amended Credit Agreement, which is further discussed in Note 18, “Subsequent Events”.

0.875% Convertible Senior Notes

The issuance in December 2019 of the combined $218.0 million aggregate principal amount of the 0.875% Convertible Senior Notes resulted in $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the 0.875% Convertible Senior Notes, including any discounts and issuance costs, by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The semi-annual interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9 million at the time of issuance. The excess of the initial proceeds received from the 0.875% Convertible Senior Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1 million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2 million in paid capped call fees and an allocation of $1.1 million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount and are to be accreted into interest expense through January 1, 2027 using the interest method.

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

On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective transition method. The guidance simplifies the accounting for convertible instruments by removing major separation models required under GAAP. The guidance also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions. As a result of the adoption of ASU 2020-06, the liability and equity components of the 0.875% Convertible Senior Notes are to be presented as a single liability as of January 1, 2022. Therefore, as of January 1, 2022, we decreased Additional paid-in capital by $38.9 million, which represented the $40.1 million equity component, offset by the $1.1 million in combined discounts and issuance costs. We increased Retained earnings by $12.5 million to reverse the accretion of interest expense related to the equity component that was recorded from December 2019 through December 2021. We also increased Long-term debt by $26.4 million, which represents the difference between the reduction to Additional paid-in capital and the increase in Retained earnings. The capped call fees remain in Additional paid-in capital within our consolidated balance sheet.

The 0.875% Convertible Senior Notes became convertible at the option of the holders during the first quarter of 2022. However, as of March 31, 2022, none of the 0.875% Convertible Senior Notes have been converted. The remaining principal amount of the 0.875% Convertible Senior Notes at March 31, 2022 totaled $207.9 million. The carrying value of the capped call fees at March 31, 2022 was $16.4 million.

Future Debt Payments

The following table summarizes future debt principal payment obligations as of March 31, 2022:

(In thousands)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Revolving Facility (2)	175,000	0	175,000	0	0	0	0
Total debt	$382,911	$0	$175,000	$0	$0	$0	$207,911

(1) Amount represents the face value of the 0.875% Convertible Senior Notes.

(2) Assumes no additional borrowings after March 31, 2022, payment of any required periodic installments of principal when due and that all drawn amounts are repaid upon maturity. On May 2, 2022, this amount was repaid with proceeds from the sale of the Hospitals and Large Physician Practices Business.

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

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2022	2021
Income from continuing operations before income taxes	$4,050	$5,406
Income tax benefit (provision)	$14,421	$(1,106)
Effective tax rate	NM	20.5%

NM - We define “NM” as not meaningful for percentages greater than 200%.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items including a windfall benefit of $5.1 million for the three months ended March 31, 2022 and a windfall benefit of $1.0 million for the three months ended March 31, 2021. Our effective tax rates for the three months ended March 31, 2022, compared with the prior year comparable period, differ primarily due to the release of valuation allowance of $11.2 million in the three months ended March 31, 2022. In addition, the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $4.1 million in the three months ended March 31, 2022, compared to the impact of these items on a pre-tax income of $5.4 million for the three months ended March 31, 2021.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended March 31, 2022, we released valuation allowances of $11.2 million related to U.S. deferred tax assets.

Our unrecognized income tax benefits were $30.5 million and $30.3 million as of March 31, 2022 and December 31, 2021, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

Our Harris Purchase Agreement to sell substantially all of the assets of the Hospitals and Large Physician Practices Business includes the majority of our foreign subsidiaries. The assets and liabilities of these foreign subsidiaries have been classified as held for sale on our consolidated balance sheet. As such, the company no longer considers the undistributed earnings of these foreign subsidiaries to be indefinitely invested. Therefore, in the three months ended March 31, 2022, we have recorded a deferred tax asset of $7.0 million. The tax benefit of recording this deferred tax asset has been included in discontinued operations.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	March 31, 2022
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$100
Total derivatives		$100

	December 31, 2021
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$352
Total derivatives		$352

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of March 31, 2022, there were nine forward contracts outstanding that when entered into were staggered to mature monthly starting in April 2022 and ending in December 2022. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2022. As of March 31, 2022, the notional amount for each of the outstanding forward contracts ranged from 50.0 to 250.0 million INR, or the equivalent of $0.7 million to $3.3 million, based on the exchange rate between the United States dollar and the INR in effect as of March 31, 2022. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of March 31, 2022, we estimate that $0.1 million of net unrealized derivative gains included in accumulated other comprehensive income (loss) (“AOCI”) will be reclassified into income within the next 12 months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive income (loss):

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended March 31, 2022	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31, 2022
Foreign exchange contracts	$(148)	Cost of Revenue	$37
		Selling, general and administrative expenses	24
		Research and development	$43

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended March 31, 2021	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31, 2021
Foreign exchange contracts	$175	Cost of Revenue	$321
		Selling, general and administrative expenses	184
		Research and development	$351

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2021 (1)	$(3,026)	$261	$(2,765)
Other comprehensive (loss) income before reclassifications	(150)	(110)	(260)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(77)	(77)
Net other comprehensive income (loss)	(150)	(187)	(337)
Balance as of March 31, 2022 (2)	$(3,176)	$74	$(3,102)

(1) Net of taxes of $91 thousand for unrealized net gains on foreign exchange contract derivatives.

(2) Net of taxes of $25 thousand for unrealized net gains on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2020 (1)	$(2,957)	$1,119	$(1,838)
Other comprehensive income (loss) before reclassifications	99	130	229
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(635)	(635)
Net other comprehensive income (loss)	99	(505)	(406)
Balance as of March 31, 2021 (2)	$(2,858)	$614	$(2,244)

(1) Net of taxes of $390 thousand for unrealized net gains on foreign exchange contract derivatives.

(2) Net of taxes of $214 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2022			2021
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(150)	$0	$(150)	$99	$0	$99
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	(148)	38	(110)	175	(45)	130
Net (gains) losses reclassified into income	(103)	26	(77)	(856)	221	(635)
Net change in unrealized gains (losses) on foreign exchange contracts	(251)	64	(187)	(681)	176	(505)
Other comprehensive (loss) income	$(401)	$64	$(337)	$(582)	$176	$(406)

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

The Enterprise Information Solutions business (the “EIS Business”) acquired from McKesson Corporation (“McKesson”) on October 2, 2017 is subject to a May 2017 civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York related to the Horizon Clinicals software. In August 2018, McKesson received an additional CID (together with the May 2017 CID, the “McKesson CIDs”), related to the Paragon software. The McKesson CIDs request documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. McKesson has agreed, with respect to the McKesson CIDs, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition. In October 2021, Allscripts received a CID seeking information about its acquisition of the EIS Business from McKesson and the Horizon Clinicals software. McKesson has agreed to assume defense of this CID.

Practice Fusion, acquired by Allscripts on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from the U.S. Department of Justice (the “DOJ”) seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with the DOJ to resolve all of the DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont, and we announced that on January 27, 2020, Practice Fusion entered into a deferred prosecution agreement (the “Deferred Prosecution Agreement”) and various civil settlement agreements, including with the Medicaid programs for each U.S. state, the District of Columbia and Puerto Rico (collectively, the “Settlement Agreements”) resolving the investigations conducted by the DOJ and the U.S. Attorney’s Office. The Settlement Agreements required Practice Fusion to, among other things, pay a criminal fine of $25.3 million, a forfeiture payment of $959,700 and a civil settlement of $118.6 million, which includes $5.2 million designated for the state Medicaid program expenditures, all of which, as of December 31, 2020, were paid in full. The Deferred Prosecution Agreement required Practice Fusion to retain an “Oversight Organization” to oversee the Practice Fusion’s implementation of certain compliance measures and ongoing compliance efforts. On August 17, 2021, Practice Fusion’s initial Oversight Organization resigned, and on August 25, 2021, Practice Fusion received a notice from the U.S. Attorney’s Office for the District of Vermont stating Practice Fusion was in breach of the Deferred Prosecution Agreement due to such resignation. On September 17, 2021, Practice Fusion engaged a new Oversight Organization. On March 18, 2022, Practice Fusion reached a settlement with the U.S. Attorney’s Office concerning this claim, pursuant to which Practice Fusion agreed to pay $200,000 to the United States and extend the Deferred Prosecution Agreement by 11 weeks; Practice Fusion did not admit liability for any breach of the Deferred Prosecution Agreement. The settlement of $200,000 was paid by Practice Fusion on April 5, 2022.

15. Discontinued Operations

Hospitals and Large Physician Practices Discontinued Operation

On March 2, 2022, we entered into the Harris Purchase Agreement to sell substantially all of the assets of the Hospitals and Large Physician Practices Business. The Hospitals and Large Physician Practices Business sale represents a strategic shift that will have a major effect on our operations and financial results. Therefore, as of March 31, 2022, we reported the Hospitals and Large Physician Practices Business as discontinued operations. On May 2, 2022, we completed the sale of the Hospitals and Large Physician Practices Business, which is further discussed in Note 18, “Subsequent Events.”

The following table summarizes the major classes of assets and liabilities of the Hospitals and Large Physician Practices Business as reported on the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Carrying amounts of major classes of assets associated with Hospitals and Large Physician Practices included as part of discontinued operations:
Cash and cash equivalents	$67,671	$55,834
Restricted cash	847	861
Accounts receivable, net of allowance of $18,045 and $16,584 as of March 31, 2022 and December 31, 2021, respectively	200,407	155,447
Contract assets, net of allowance of $492 as of March 31, 2022 and December 31, 2021	68,786	61,382
Prepaid expenses and other current assets	63,310	58,431
Total current assets	401,021	331,955

Fixed assets, net	33,686	38,083
Software development costs, net	91,810	97,416
Intangible assets, net	77,997	86,240
Goodwill	467,725	467,871
Deferred taxes, net	8,393	6,607
Contract assets - long-term, net of allowance of $739 as of March 31, 2022 and December 31, 2021	31,934	28,623
Right-of-use assets - operating leases	48,089	50,585
Other assets	14,092	17,731
Total assets (1)	$1,174,747	$1,125,111

Carrying amounts of major classes of liabilities associated with Hospitals and Large Physician Practices included as part of discontinued operations:

Accounts payable	$21,708	$11,555
Accrued expenses	45,852	38,007
Accrued compensation and benefits	37,506	61,167
Deferred revenue	274,541	205,152
Current operating lease liabilities	13,613	13,466
Total current liabilities	393,220	329,347

Deferred revenue long-term	475	2,568
Long-term operating lease liabilities	44,952	48,068
Other liabilities	341	270
Total liabilities (1)	$438,988	$380,253

(1) The total assets and total liabilities in the above table for the three months ended March 31, 2022 and for the year ended December 31, 2021, are presented in the balance sheet as of March 31, 2022 as Assets held for sale and Liabilities related to assets held for sale.

The following table summarizes the major income and expense line items of the Hospitals and Large Physician Practices Business as reported in the consolidated statements of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Major income and expense line items related to Hospitals and Large Physician Practices:
Revenue:
Provider	$214,230	$234,700
Total revenue	214,230	234,700
Cost of revenue:
Provider	143,692	147,572
Total cost of revenue	143,692	147,572
Gross profit	70,538	87,128
Selling, general and administrative expenses	48,749	49,545
Research and development	23,856	28,513
Amortization of intangible assets	3,450	3,460
(Loss) income from discontinued operations for Hospitals and Large Physician Practices	(5,517)	5,610
Other income, net	496	239
(Loss) income from discontinued operations for Hospitals and Large Physician Practices before income taxes	(5,021)	5,849
Income tax benefit (provision)	9,407	(1,556)
Income from discontinued operations, net of tax for Hospitals and Large Physician Practices	$4,386	$4,293

EPSi and CarePort Discontinued Operation

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

The following table summarizes the major income and expense line items of EPSi and CarePort as reported in the consolidated statements of operations for the three months ended March 31, 2021. The activity during the three months ended March 31, 2021 relates to certain adjustments made in connection with the sale of EPSi and CarePort, primarily relating to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

Three Months Ended
(In thousands)	March 31, 2021
Major income and expense line items related to EPSi and CarePort:
Revenue:
Provider	$(368)
Total revenue	(368)
Cost of revenue:
Provider	(364)
Total cost of revenue	(364)
Gross loss	(4)
Selling, general and administrative expenses	65
Research and development	(40)
Loss from discontinued operations for EPSi and CarePort	(29)
Gain on sale of discontinued operations	647
Income from discontinued operations for EPSi and CarePort before income taxes	618
Income tax provision	(154)
Income from discontinued operations, net of tax for EPSi and CarePort	$464

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

As of January 1, 2022, we had three operating segments: (i) Hospitals and Large Physician Practices, (ii) Veradigm and (iii) Certain Products (as defined below). The Hospitals and Large Physician Practices and Veradigm operating segments were equivalent to the two reportable segments described below.

The Hospitals and Large Physician Practices segment derived its revenue from the sale of integrated clinical and financial management solutions, which primarily included EHR-related software, related installation, support and maintenance, outsourcing and private cloud hosting. The Veradigm segment derived its revenue from payer and life sciences solutions, which are mainly targeted at payers, life sciences companies and other key healthcare stakeholders. Additionally, revenue was derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions. These solutions enabled clients to transition, analyze and coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The “Unallocated Amounts” category consisted of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to the organizational changes (“Certain Products”), transfer pricing revenues and certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products did not meet the requirements to be reportable segments nor the criteria to be aggregated into the two reportable segments.

On March 2, 2022, we entered into the Harris Purchase Agreement to sell substantially all of the assets of our Hospitals and Large Physician Practices Business. As of March 31, 2022, the assets and liabilities related to the Harris Purchase Agreement were classified as held for sale on our consolidated balance sheet. The held for sale assets and liabilities are classified as current since, as of March 31, 2022, we expected to complete the sale within the next 12 months. The Hospitals and Large Physician Practices Business classified as held for sale was classified in discontinued operations as the disposition represents a strategic shift that will have a major effect on our operations and financial results. As a result of the transaction, we have realigned our reporting structure. As of March 31, 2022, we have two operating segments: (i) Veradigm and (ii) Certain Products. The Veradigm operating segment is the equivalent to our one reportable segment. The prior period segment disclosures below have been revised to conform to the current period presentation.

Our chief operating decision maker uses segment revenues, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue:
Veradigm	$136,278	$126,370
Unallocated Amounts	6,394	7,282
Total revenue	$142,672	$133,652

Gross profit:
Veradigm	$69,195	$58,623
Unallocated Amounts	4,286	4,294
Total gross profit	$73,481	$62,917

Income (loss) from operations:
Veradigm	$18,115	$11,494
Unallocated Amounts	(11,543)	(3,765)
Total income (loss) from operations	$6,572	$7,729

17. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of March 31, 2022 and 2021 represents lease deposits.

	March 31,
(In thousands)	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$82,782	$453,772
Restricted cash	1,305	1,308
Total cash, cash equivalents and restricted cash	$84,087	$455,080

18. Subsequent Events

On April 29, 2022, Allscripts and Allscripts Healthcare LLC entered into the Third Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and other lenders party thereto, amending and restating the Second Amended Credit Agreement. The Third Amended Credit Agreement provides for a $700.0 million New Revolving Facility. A total of up to $50.0 million of the New Revolving Facility is available for the issuance of letters of credit, up to $25.0 million of the New Revolving Facility is available for swingline loans, and up to $100.0 million of the New Revolving Facility could be borrowed under certain foreign currencies. Proceeds from the borrowings under the Third Amended Credit Agreement were used for the refinancing of loans under the Second Amended Credit Agreement.

On May 2, 2022, Allscripts, Allscripts Healthcare LLC, Allscripts Software, LLC, a Delaware limited liability company (“Allscripts Software”), PF2 EIS LLC, a Delaware limited liability company (“PF2”), Allscripts IHC, LLC, a Delaware limited liability company (“Allscripts IHC”), and Allscripts Healthcare US, LP, a Delaware limited partnership (together with Allscripts Healthcare LLC, Allscripts Software, PF2 and Allscripts IHC, the “Sellers”), completed the previously-announced divestiture of the net assets of the Sellers’ Hospitals and Large Physician Practices Business to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc.), a Delaware corporation (“Buyer”), a wholly-owned subsidiary of Constellation Software Inc., an Ontario corporation, pursuant to the Harris Purchase Agreement, dated March 2, 2022 (the “HLPP Divestiture”).

At the closing of the HLPP Divestiture, Buyer acquired substantially all of the assets of the Business for $670.0 million in cash paid at closing and the opportunity to earn up to an additional $30.0 million based on the Hospitals and Large Physician Practices Business’s revenue through calendar year 2023. Certain assets of the Sellers relating to the Business were excluded from the transaction and retained by the Sellers. In addition, Buyer assumed certain liabilities related to the Business under the terms of the Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, statements regarding our expected future investment in research and development efforts and statements regarding our operations following the sale of the Hospital and Large Physician Practices Business. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to: our ability to achieve the margin targets associated with our margin improvement initiatives within the contemplated time periods, if at all; the magnitude, severity and duration of the COVID-19 pandemic, including the impacts of the pandemic, along with the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services ransomware or other Internet-based attacks; the failure by Practice Fusion to comply with the terms of the settlement agreements with the U.S. Department of Justice (the “DOJ”); the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; our ability to recover from third parties (including insurers) any amounts paid in connection with Practice Fusion’s settlement agreements with the DOJ and related inquiries; the expected financial results of businesses acquired by us; the successful integration of businesses acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our Enterprise Information Solutions business; other risks associated with investments and acquisitions; risks associated with the disposition of the Hospitals and Large Physician Practices Business; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; the failure of markets in which we operate to develop as quickly as expected; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; our ability to maintain and expand our business with existing clients or effectively transition clients to newer products; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; the performance of our products; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third-party technologies; risks related to global operations; variability of our quarterly operating results; risks related to our outstanding indebtedness; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; asset and long-term investment impairment charges; and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers continue to face the COVID-19 crisis, as well as an aging population and the challenge of caring for an increasing number of patients with chronic diseases. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight has impacted and could continue to impact our clients and our business. Most recently, the passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration oversight of EHRs, and the ensuing regulations on data blocking and interoperability were released by the Department of Health and Human Services (“HHS”) in March 2020 and became applicable under Office of the National Coordinator for Health Information Technology oversight in April 2021. Additional regulatory clarity will come with the final rule expected shortly from the HHS Office of the Inspector General, as well as a rule from HHS that will outline disincentives for providers who may be engaged in blocking behaviors. Some aspects of the new regulations will have a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts will need to complete development work to satisfy the revised and new certification criterion, and we and our clients will continue making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

Following several high-profile ransomware and other cybersecurity attacks both in and outside the healthcare industry, as well as increased conversation about the expanding use of patient health data outside of HIPAA-covered environments, including through consumer applications, policy makers have taken action affecting Allscripts and our clients and continue to weigh additional legislative and regulatory opportunities. Allscripts remains committed to working to securely protect the patient data within our system and complying with requirements associated with the transmission of patient data to both HIPAA- and non-HIPAA-covered entities.

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

Allscripts, along with other health IT vendors, was asked by the White House, HHS, the Centers for Disease Control and Prevention, and state and local governments to support public health efforts to contain the pandemic by expanding COVID-19 reporting options available to our clients. Our technology has been instrumental to the provision of high-quality care, aiding not only public health surveillance but also in clinical decision support interventions to aid in triage, diagnosis and treatment; information exchange as patients are moved from site to site and/or discharged; predictive analytics based on local data for surge anticipation and vaccine management; and research based on real-world data informing the world’s evolving understanding of post-acute sequelae of COVID-19 (known colloquially as Long COVID). Allscripts and our clients may also be affected by changed requirements at the Federal, State or Local levels as efforts to modernize public health systems, including technologies, are implemented following the inclusion of associated appropriations within COVID-19-related bills that passed in 2020 and 2021.

The COVID-19 pandemic negatively impacted revenue for the three months ended March 31, 2022, as projects and buying decisions from the prior year were delayed due to the pandemic. However, the negative impact on our business in the first quarter of 2022 was minimal compared to the prior year period. The extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. Future developments include resurgences or additional “waves” of outbreaks of COVID-19 in various jurisdictions (including new lineages of the virus), the impact of COVID-19 on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy, and the availability, effectiveness and public acceptance of vaccines.

First Quarter 2022 Summary

During the first quarter of 2022, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, increasing operating margins and improving our competitive position by expanding the depth and breadth of our products. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations, and such efforts are ongoing.

Total revenue for the first quarter of 2022 was $143 million, an increase of $9 million compared to the first quarter of 2021. For the three months ended March 31, 2022, provider revenue and payer & life sciences revenue were $119 million and $24 million, respectively, compared with $111 million and $23 million, respectively, during the three months ended March 31, 2021. Gross profit for the first quarter of 2022 was $73 million, an increase of $11 million compared to the first quarter of 2021. Gross margin increased to 51.5% in the first quarter of 2022 compared to a 47.1% gross margin in the first quarter of 2021.

Overview of Consolidated Results

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	% Change
Revenue:
Provider	$118,665	$111,170	6.7%
Payer & Life Sciences	24,007	22,482	6.8%
Total revenue	142,672	133,652	6.7%
Cost of revenue:
Provider	57,017	58,866	(3.1%)
Payer & Life Sciences	12,174	11,869	2.6%
Total cost of revenue	69,191	70,735	(2.2%)
Gross profit	73,481	62,917	16.8%
Gross margin %	51.5%	47.1%
Selling, general and administrative expenses	41,318	32,164	28.5%
Research and development	23,420	20,660	13.4%
Amortization of intangible and acquisition-related assets	2,171	2,364	(8.2%)
Income from operations	6,572	7,729	(15.0%)
Interest expense	(2,136)	(3,143)	(32.0%)
Other income, net	12	798	(98.5%)
Equity in net (loss) income of unconsolidated investments	(398)	22	NM
Income from continuing operations before income taxes	4,050	5,406	(25.1%)
Income tax benefit (provision)	14,421	(1,106)	NM
Effective tax rate	NM	20.5%
Income from continuing operations, net of tax	18,471	4,300	NM
(Loss) income from discontinued operations	(5,021)	5,820	(186.3%)
Gain on sale of discontinued operations	0	647	(100.0%)
Income tax effect on discontinued operations	9,407	(1,710)	NM
Income from discontinued operations, net of tax	4,386	4,757	(7.8%)
Net income	$22,857	$9,057	152.4%

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Revenue:
Provider	$118,665	$111,170	6.7%
Payer & Life Sciences	24,007	22,482	6.8%
Total revenue	$142,672	$133,652	6.7%

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Provider revenue consists of revenue derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions. Payer and life sciences revenue consists of solutions targeted at payers, life sciences companies and other key healthcare stakeholders.

Provider revenue increased for the three months ended March 31, 2022 compared to the prior year comparable period, reflecting increases in transaction-related revenues and subscription revenues. Payer and life sciences revenue increased for the three months ended March 31, 2022 compared to the prior year comparable period, primarily due to an increase in subscription revenues and upfront software revenues.

The percentage of provider and payer and life sciences revenue of our total revenue was 83% and 17%, respectively, during both the three months ended March 31, 2022 and 2021.

Gross Profit

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	% Change
Total cost of revenue	$69,191	$70,735	(2.2%)
Gross profit	$73,481	$62,917	16.8%
Gross margin %	51.5%	47.1%

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Gross profit and margin increased during the three months ended March 31, 2022 compared with the prior year comparable period, primarily due to increase in revenues, new business and changes in revenue mix.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Selling, general and administrative expenses	$41,318	$32,164	28.5%

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Selling, general and administrative expenses increased during the three months ended March 31, 2022, compared with the prior year comparable period, primarily due to higher legal costs.

Research and Development

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Research and development	$23,420	$20,660	13.4%

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Research and development expenses increased during the three months ended March 31, 2022 compared with the prior year comparable period, primarily due to the increased investment in Veradigm products for both provider and payer & life sciences.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Amortization of intangible and acquisition-related assets	$2,171	$2,364	(8.2%)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

The decrease in amortization expense for the three months ended March 31, 2022, compared with the prior year comparable period, was due to normal amortization expense and certain intangible assets being fully amortized in 2021.

Interest Expense

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Interest expense	$2,136	$3,143	(32.0%)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Interest expense decreased during the three months ended March 31, 2022 compared to the prior year comparable period due to the absence of accreted interest expense in 2022 on the equity component of the 0.875% Convertible Senior Notes. As of January 1, 2022, we adopted Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which required us to remove the equity component from Additional paid-in capital. Refer to Note 10, “Debt” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Other Income, Net

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Other income, net	$12	$798	(98.5%)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Other income, net for the three months ended March 31, 2022 and 2021 consisted of a combination of interest income and miscellaneous receipts and expenses.

Equity in Net (Loss) Income of Unconsolidated Investments

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Equity in net (loss) income of unconsolidated investments	$(398)	$22	NM

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Equity in net (loss) income of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag.

Income Taxes

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	% Change
Income tax benefit (provision)	$14,421	$(1,106)	NM
Effective tax rate	NM	20.5%

NM - We define “NM” as not meaningful for percentages greater than 200%

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items including a windfall benefit of $5.1 million for the three months ended March 31, 2022 and a windfall benefit of $1.0 million for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022, compared with the prior year comparable period, differs primarily due to the release of valuation allowance of $11.2 million in the three months ended March 31, 2022. In addition, the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $4.1 million in the three months ended March 31, 2022, compared to the impact of these items on a pre-tax income of $5.4 million for the three months ended March 31, 2021.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the three months ended March 31, 2022, we released valuation allowances of $11.2 million related to U.S. deferred tax assets.

Discontinued Operations

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
(Loss) income from discontinued operations	$(5,021)	$5,820	(186.3%)
Gain on sale of discontinued operations	0	647	(100.0%)
Income tax effect on discontinued operations	9,407	(1,710)	NM
Income from discontinued operations, net of tax	$4,386	$4,757	(7.8%)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

On March 2, 2022, we entered into the Harris Purchase Agreement (as defined below) to sell substantially all of the assets of our Hospitals and Large Physician Practices Business, including the Sunrise and TouchWorks solutions (the “Hospitals and Large Physician Practices Business”). As of March 31, 2022, the assets and liabilities related to the Harris Purchase Agreement (as defined below) were classified as held for sale on our consolidated balance sheet. The held for sale assets and liabilities are classified as current since, as of March 31, 2022, we expected to complete the sale within the next 12 months. The Hospitals and Large Physician Practices Business classified as held for sale was classified in discontinued operations as the disposition represents a strategic shift that will have a major effect on our operations and financial results. On May 2, 2022, we completed the sale of the Hospitals and Large Physician Practices Business.

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

The loss from discontinued operations for the three months ended March 31, 2022 represents the income statement activity related to the Hospitals and Large Physician Practices Business. The income tax effect on discontinued operations for the three months ended March 31, 2022 represents the income tax benefit related to the Hospitals and Large Physician Practices Business.

The income from discontinued operations, net of tax for the three months ended March 31, 2021 primarily represents the income statement activity related to the Hospitals and Large Physician Practices Business. The gain on sale of discontinued operations for the three months ended March 31, 2021 represents the net working capital adjustments to the gain from the sale of CarePort. The income tax effect on discontinued operations for the three months ended March 31, 2021 primarily represents the income tax expense related to the Hospitals and Large Physician Practices Business. Refer to Note 15, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Segment Operations

On March 2, 2022, we entered into a purchase agreement (the “Harris Purchase Agreement”) with Harris Dawn Holdings Inc. (“Harris”), a wholly-owned subsidiary of Constellation Software Inc., an Ontario corporation, to sell substantially all of the assets of the Hospitals and Large Physician Practices Business. As of March 31, 2022, the operating segment was classified in discontinued operations as the disposition represents a strategic shift that will have a major effect on our operations and financial results. Therefore, we changed our reportable segments from Hospitals and Large Physician Practices, Veradigm and Unallocated to Veradigm and Unallocated. The segment disclosures below for the three months ended March 31, 2021 have been revised to conform to the current period presentation. Refer to Note 16 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Revenue:
Veradigm	$136,278	$126,370	7.8%
Unallocated Amounts	6,394	7,282	(12.2%)
Total revenue	$142,672	$133,652	6.7%

Gross Profit:
Veradigm	$69,195	$58,623	18.0%
Unallocated Amounts	4,286	4,294	(0.2%)
Total gross profit	$73,481	$62,917	16.8%

Income (loss) from operations:
Veradigm	$18,115	$11,494	57.6%
Unallocated Amounts	(11,543)	(3,765)	NM
Total income (loss) from operations	$6,572	$7,729	(15.0%)

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

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Revenue	$136,278	$126,370	7.8%
Gross profit	$69,195	$58,623	18.0%
Gross margin %	50.8%	46.4%
Income from operations	$18,115	$11,494	57.6%
Operating margin %	13.3%	9.1%

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Veradigm revenue increased for the three months ended March 31, 2022 compared with the prior year comparable period, due to an increase in subscription and transaction-related revenues. The increase was partially offset by a decrease in maintenance and client services revenues.

Gross profit and gross margin increased during the three months ended March 31, 2022 compared with the prior year comparable period, primarily due to an increase in revenues, new business and changes in revenue mix.

Income from operations and operating margin increased during the three months ended March 31, 2022 compared with the prior year comparable period, primarily due to the increase in gross profit. The increase was partially offset by higher research and development costs related to the increased investment in Veradigm products for both provider and payer & life sciences.

Unallocated Amounts

The “Unallocated Amounts” category consists of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to the organizational changes (“Certain Products”), transfer pricing revenues and certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products do not meet the requirements to be reportable segments nor the criteria to be aggregated into our Veradigm reportable segment.

	Three Months Ended March 31,
(In thousands)	2022	2021	% Change
Revenue	$6,394	$7,282	(12.2%)
Gross profit	$4,286	$4,294	(0.2%)
Gross margin %	67.0%	59.0%
Loss from operations	$(11,543)	$(3,765)	NM
Operating margin %	(180.5%)	(51.7%)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Revenue decreased during the three months ended March 31, 2022, compared with the prior year comparable period, primarily due to a decrease in upfront software, subscription and maintenance revenues.

Gross profit was flat during the three months ended March 31, 2022, compared with the prior year comparable period. The decrease to revenues was partially offset by a decrease in cost of revenues related to capitalized software amortization and bonus expense.

Loss from operations increased during the three months ended March 31, 2022, compared with the prior year comparable period, primarily due to higher legal costs.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties, and divestitures. As of March 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $84 million and available borrowing capacity of $724 million under our Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2022	2021	$ Change
Net income	$22,857	$9,057	$13,800
Less: Income from discontinued operations	4,386	4,757	(371)
Income from continuing operations	$18,471	$4,300	14,171
Non-cash adjustments to net income	784	22,688	(21,904)
Cash impact of changes in operating assets and liabilities	15,256	(11,818)	27,074
Net cash provided by operating activities - continuing operations	34,511	15,170	19,341
Net cash provided by (used in) operating activities - discontinued operations	34,750	(10,595)	45,345
Net cash provided by operating activities	$69,261	$4,575	$64,686

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Net cash provided by operating activities – continuing operations increased during the three months ended March 31, 2022 compared with the prior year comparable period. The increase in net income for the three months ended March 31, 2022 reflects a deferred tax benefit and the releases of certain valuation allowances. Non-cash adjustments to net income decreased primarily due to the change in deferred taxes and lower depreciation and amortization expense. The decrease was partially offset due to higher stock-based compensation expense. The increase in cash impact of changes in operating assets and liabilities for the three months ended March 31, 2022 was primarily a result of working capital changes.

The change from net cash used in operating activities – discontinued operations for the three months ended March 31, 2021 to net cash provided by operating activities – discontinued operations for the three months ended March 31, 2022 was primarily due to the tax payment relating to the gain from the sale of CarePort on December 31, 2020. The Hospitals and Large Physician Practices Business generated cash from operations in both the three months ended March 31, 2022 and 2021.

Investing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2022	2021	$ Change
Capital expenditures	$(345)	$(225)	$(120)
Capitalized software	(9,600)	(8,148)	(1,452)
Cash paid for business acquisitions, net of cash acquired	(24,106)	0	(24,106)
Sale of businesses and other investments, net of cash divested, and distributions received	1,083	1,753	(670)
Purchases of equity securities, other investments and related intangible assets, net	0	(221)	221
Net cash used in investing activities - continuing operations	(32,968)	(6,841)	(26,127)
Net cash used in investing activities - discontinued operations	(11,231)	(12,148)	917
Net cash used in investing activities	$(44,199)	$(18,989)	$(25,210)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Net cash used in investing activities – continuing operations increased during the three months ended March 31, 2022, compared with the prior year comparable period. The increase in the use of cash during 2022 was primarily due to the cash paid for the Babel Health acquisition.

Net cash used in investing activities – discontinued operations during the three months ended March 31, 2022 and 2021 primarily reflects spending for capitalized software costs related to the Hospitals and Large Physician Practices Business.

Financing Cash Flow Activities

	Three Months Ended March 31,
(In thousands)	2022	2021	$ Change
Taxes paid related to net share settlement of equity awards	$(13,275)	$(4,723)	$(8,552)
Credit facility payments	(25,000)	0	(25,000)
Credit facility borrowings, net of issuance costs	25,000	0	25,000
Repurchase of common stock	(49,679)	0	(49,679)
Intercompany to/from parent/subsidiaries	11,685	28,373	(16,688)
Payment of acquisition and other financing obligations	0	(1,542)	1,542
Net cash (used in) provided by financing activities - continuing operations	(51,269)	22,108	(73,377)
Net cash used in financing activities - discontinued operations	(11,697)	(29,622)	17,925
Net cash used in financing activities	$(62,966)	$(7,514)	$(55,452)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

The change from net cash provided by financing activities - continuing operations for the three months ended March 31, 2021 to net cash used in financing activities for the three months ended March 31, 2022 was primarily a result of the repurchase of common stock on the open market and higher credit facility payments in 2022, which were partially offset by the credit facility borrowings in 2022.

Net cash used in financing activities - discontinuing operations during both the three months ended March 31, 2022 and 2021 primarily reflect lower cash for operations for the Hospitals and Large Physician Practices Business.

Future Capital Requirements

We enter into obligations with third parties in the ordinary course of business. These future cash obligations will be funded from future cash flows from the sale of our products and services. The material cash requirements include the following contractual and other obligations.

Debt Obligations

As of March 31, 2022, we had outstanding convertible senior notes and borrowings under the Revolving Facility in an aggregate principal amount of $382.9 million, which were fully due on their respective maturity dates.

On April 29, 2022, we amended and restated the Revolving Facility to provide for a new $700 million senior secured revolving facility with a five year term (the “New Revolving Facility”). On May 2, 2022 we used proceeds from the sale of the Hospitals and Large Physician Practices Business to repay the outstanding amount under the New Revolving Facility ($175 million principal amount).

During the quarter ended December 31, 2021, the conditional conversion feature of the convertible senior notes was triggered as a result of the sale price of Allscripts' common stock being greater than or equal to 130% of the conversion price for the requisite period during such quarter. As a result, holders of the convertible senior notes were entitled to convert the notes into common stock at their option at any time during the quarter ending March 31, 2022. If we do not elect to satisfy our conversion obligation by delivering solely shares of our common stock, then we will settle a portion or all of our conversion obligations through the payment of cash. Our capped call transactions may help reduce the potential dilution to Allscripts' common stock upon any conversion of the notes and/or may help to offset any cash payments Allscripts is required to make in excess of the principal amount of the converted notes upon conversion. As of March 31, 2022, none of the convertible senior notes have been converted.

Non-cancelable Operating Leases

We have lease arrangements for certain facilities. As of March 31, 2022, we had fixed lease payment obligations of $22.7 million, with $6.6 million payable within the next 12 months.

Purchase Obligations

Purchase obligations consist of minimum purchase commitments for Microsoft services, computer equipment, maintenance, consulting and other commitments. As of March 31, 2022, we had purchase obligations of $38.2 million, with approximately $16.7 million payable within the next 12 months.

Letters of Credit

As of March 31, 2022, we had $1.0 million letters of credit outstanding under the Second Amended Credit Agreement. On April 29, 2022, we entered into the Third Amended Credit Agreement, and a total of up to $50 million of the New Revolving Facility thereunder is available for the issuance of letters of credit.

Income Taxes

Our liability for uncertain tax positions was $30.0 million as of March 31, 2022. It is uncertain the amount that is payable within the next 12 months for liabilities that may result from this exposure, as we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development is expected to increase in 2022 as the Company makes continued investments in expanding the capabilities and functionality of our Veradigm provider, payer and life sciences solutions. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $84 million as of March 31, 2022, our future cash flows, the proceeds received from the sale of the Hospitals and Large Physician Practices Business, our borrowing capacity under our New Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our stock repurchase program, any of which might impact our liquidity requirements or cause us to borrow additional amounts under our New Revolving Facility or issue additional equity or debt securities.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates from those previously disclosed in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the three months ended March 31, 2022.

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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of March 31, 2022 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2022 from the risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2022, we announced that our Board of Directors approved a new stock purchase program (the “2022 Program”) under which we may repurchase up to $250 million of our common stock, with no termination date. The 2022 Program replaced a previous program approved by our Board in 2021.

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

The following table summarizes the stock repurchase activity during the three months ended March 31, 2022 and the approximate dollar value of shares that may yet be purchased under our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share(1)	Programs	Programs
01/01/22—01/31/22	0	$0.00	0	$250,000
02/01/22—02/28/22	0	$0.00	0	$250,000
03/01/22—03/31/22	2,313	$21.46	2,313	$200,367
	2,313	$21.46	2,313
(1)
Excludes broker commissions in the case of open market transactions, if any.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
2.1

Purchase Agreement, dated as of March 2, 2022, by and among Allscripts Healthcare Solutions, Inc., a Delaware corporation, Allscripts Healthcare, LLC, a North Carolina limited liability company, Allscripts Software, LLC, a Delaware limited liability company, PF2 EIS LLC, a Delaware limited liability company, Allscripts IHC, LLC, a Delaware limited liability company, Allscripts Healthcare US, LP, a Delaware limited partnership, Harris Dawn Holdings Inc., a Delaware corporation, and, solely for purposes of Article VI and Section 12.18 thereof, Constellation Software Inc., an Ontario corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on March 4, 2022).

10.1

Third Amended and Restated Credit Agreement, dated as of April 29, 2022, among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 2, 2022).

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Richard J. Poulton
Richard J. Poulton
Chief Executive Officer
(Duly Authorized Officer)

Date: May 9, 2022

By:	/s/ Leah S. Jones
Leah S. Jones
Chief Financial Officer

Date: May 9, 2022