Form 10-Q
period 2022-06-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2022-08-08
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 110,792,560 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$500,164	$132,517
Restricted cash	1,307	1,308
Accounts receivable, net of allowance of $12,581 and $13,360 as of June 30, 2022 and December 31, 2021, respectively	166,746	171,622
Contract assets, net of allowance of $564 and $576 as of June 30, 2022 and December 31, 2021, respectively	49,029	63,429
Prepaid expenses and other current assets	91,521	60,511
Current assets attributable to discontinued operations	20,000	331,955
Total current assets	828,767	761,342
Fixed assets, net	14,971	9,819
Software development costs, net	82,541	74,688
Intangible assets, net	149,210	149,690
Goodwill	524,149	506,607
Deferred taxes, net	7	0
Contract assets - long-term, net of allowance of $1,201 and $1,534 as of June 30, 2022 and December 31, 2021, respectively	19,358	28,174
Right-of-use assets - operating leases	15,904	18,324
Other assets	79,309	83,429
Long-term assets attributable to discontinued operations	0	793,156
Total assets	$1,714,216	$2,425,229

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,014	$5,281
Accrued expenses	82,964	54,518
Accrued compensation and benefits	34,001	31,055
Deferred revenue	84,882	120,748
Current operating lease liabilities	6,095	6,133
Current liabilities attributable to discontinued operations	30,372	329,347
Total current liabilities	256,328	547,082
Long-term debt	199,895	350,062
Deferred revenue	2,021	1,839
Deferred taxes, net	10,861	16,625
Long-term operating lease liabilities	13,873	16,754
Other liabilities	34,890	33,823
Long-term liabilities attributable to discontinued operations	0	50,906
Total liabilities	517,868	1,017,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2022 and December 31, 2021; 279,175 and 110,793 shares issued and outstanding as of June 30, 2022, respectively; 276,705 and 116,114 shares issued and outstanding as of December 31, 2021, respectively	2,790	2,766
Treasury stock: at cost, 168,383 and 160,591 shares as of June 30, 2022 and December 31, 2021, respectively	(1,465,177)	(1,321,805)
Additional paid-in capital	1,923,805	1,962,386
Retained earnings	738,864	767,556
Accumulated other comprehensive loss	(3,934)	(2,765)
Total stockholders’ equity	1,196,348	1,408,138
Total liabilities and stockholders’ equity	$1,714,216	$2,425,229

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Provider	$118,939	$115,904	$237,604	$227,074
Payer & Life Sciences	31,959	25,302	55,966	47,784
Total revenue	150,898	141,206	293,570	274,858
Cost of revenue:
Provider	58,326	60,094	115,343	118,960
Payer & Life Sciences	13,090	12,693	25,264	24,562
Total cost of revenue	71,416	72,787	140,607	143,522
Gross profit	79,482	68,419	152,963	131,336
Selling, general and administrative expenses	59,847	28,124	101,165	60,288
Research and development	22,750	20,942	46,170	41,602
Asset impairment charges	0	172	0	172
Amortization of intangible and acquisition-related assets	2,241	2,363	4,412	4,727
(Loss) income from operations	(5,356)	16,818	1,216	24,547
Interest expense	(1,887)	(2,949)	(4,023)	(6,092)
Other income, net	2,133	16,528	2,145	17,326
Equity in net loss of unconsolidated investments	(207)	(86)	(605)	(64)
(Loss) income from continuing operations before income taxes	(5,317)	30,311	(1,267)	35,717
Income tax benefit (provision)	8,579	(4,168)	23,000	(5,274)
Income from continuing operations, net of tax	3,262	26,143	21,733	30,443
Loss from discontinued operations	(3,797)	(6,178)	(8,818)	(358)
Gain on sale of discontinued operations	2,765	0	2,765	647
Income tax effect on discontinued operations	(66,256)	1,961	(56,849)	251
(Loss) income from discontinued operations, net of tax	(67,288)	(4,217)	(62,902)	540
Net (loss) income	$(64,026)	$21,926	$(41,169)	$30,983

Net (loss) income per share:
Basic
Continuing operations	$0.03	$0.19	$0.19	$0.22
Discontinued operations	(0.59)	(0.03)	(0.55)	0.00
Net (loss) income per share - Basic	$(0.56)	$0.16	$(0.36)	$0.22

Diluted
Continuing operations	$0.03	$0.18	$0.17	$0.21
Discontinued operations	(0.57)	(0.03)	(0.46)	0.00
Net (loss) income per share - Diluted	$(0.54)	$0.15	$(0.29)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net (loss) income	$(64,026)	$21,926	$(41,169)	$30,983
Other comprehensive income (loss):
Foreign currency translation adjustments	(717)	421	(867)	520
Change in fair value of derivatives qualifying as cash flow hedges	(153)	(828)	(404)	(1,509)
Other comprehensive (loss) income before income tax benefit	(870)	(407)	(1,271)	(989)
Income tax benefit related to items in other comprehensive income (loss)	38	214	102	390
Total other comprehensive income (loss)	(832)	(193)	(1,169)	(599)
Comprehensive (loss) income	$(64,858)	$21,733	$(42,338)	$30,384

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Number of common shares
Balance at beginning of period	277,696	275,241	276,705	274,558
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,479	1,427	2,470	2,110
Balance at end of period	279,175	276,668	279,175	276,668
Common stock
Balance at beginning of period	$2,776	$2,751	$2,766	$2,745
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	14	15	24	21
Balance at end of period	$2,790	$2,766	$2,790	$2,766
Number of treasury stock shares
Balance at beginning of period	(162,904)	(134,616)	(160,591)	(134,616)
Issuance of treasury stock	0	33	0	33
Purchase of treasury stock	(5,479)	(6,397)	(7,792)	(6,397)
Accelerated share repurchase program	0	(10,677)	0	(10,677)
Balance at end of period	(168,383)	(151,657)	(168,383)	(151,657)
Treasury stock
Balance at beginning of period	$(1,371,484)	$(870,558)	$(1,321,805)	$(870,558)
Issuance of treasury stock	0	465	0	465
Purchase of treasury stock	(93,693)	(108,953)	(143,372)	(108,953)
Accelerated share repurchase program	0	(195,452)	0	(195,452)
Balance at end of period	$(1,465,177)	$(1,174,498)	$(1,465,177)	$(1,174,498)
Additional paid-in capital
Balance at beginning of period	$1,922,026	$1,906,534	$1,962,386	$1,902,776
Stock-based compensation	9,129	8,383	19,952	17,084
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(14,608)	(7,932)	(27,910)	(13,912)
ASU 2020-06 implementation adjustments	0	0	(38,918)	0
Accelerated share repurchase program	0	(4,548)	0	(4,548)
Issuance of treasury stock	0	69	0	69
Warrants issued	7,258	1,036	8,295	2,073
Balance at end of period	$1,923,805	$1,903,542	$1,923,805	$1,903,542
Retained earnings
Balance at beginning of period	$802,890	$642,175	$767,556	$633,118
Net (loss) income	(64,026)	21,926	(41,169)	30,983
ASU 2020-06 implementation adjustments	0	0	12,477	0
Balance at end of period	$738,864	$664,101	$738,864	$664,101
Accumulated other comprehensive loss
Balance at beginning of period	$(3,102)	$(2,244)	$(2,765)	$(1,838)
Foreign currency translation adjustments, net	(717)	421	(867)	520
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	(115)	(614)	(302)	(1,119)
Balance at end of period	$(3,934)	$(2,437)	$(3,934)	$(2,437)
Total Stockholders’ Equity at beginning of period	$1,353,106	$1,678,658	$1,408,138	$1,666,243
Total Stockholders’ Equity at end of period	$1,196,348	$1,393,474	$1,196,348	$1,393,474

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(41,169)	$30,983
Less: (Loss) income from discontinued operations	(62,902)	540
Income from continuing operations	21,733	30,443
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,465	32,940
Non-cash lease expense, net	(5,186)	(5,649)
Stock-based compensation expense	15,348	4,822
Deferred taxes	(467)	5,772
Impairment of assets and long-term investments	0	172
Equity in net loss of unconsolidated investments	605	64
Other (income) loss, net	(1,354)	43
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	28,751	11,814
Prepaid expenses and other assets	10,248	(4,513)
Accounts payable	25,246	1,422
Accrued expenses	12,440	37,725
Accrued compensation and benefits	(3,215)	(10,421)
Deferred revenue	(35,156)	(20,526)
Other liabilities	(20,798)	4,145
Net cash provided by operating activities - continuing operations	76,660	88,253
Net cash used in operating activities - discontinued operations	(9,034)	(284,615)
Net cash provided by (used in) operating activities	67,626	(196,362)
Cash flows from investing activities:
Capital expenditures	(1,652)	(225)
Capitalized software	(18,258)	(16,735)
Cash paid for business acquisitions, net of cash acquired	(24,106)	0
Sale of businesses and other investments, net of cash divested, and distributions received	672,488	4,242
Purchases of equity securities, other investments and related intangible assets, net	(251)	(221)
Net cash provided by (used in) investing activities - continuing operations	628,221	(12,939)
Net cash used in investing activities - discontinued operations	(15,248)	(21,606)
Net cash provided by (used in) investing activities	612,973	(34,545)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(27,871)	(12,638)
Credit facility payments	(200,000)	0
Credit facility borrowings, net of issuance costs	22,335	250,000
Repurchase of common stock	(143,372)	(308,953)
Intercompany to/from parent/subsidiaries	11,685	4,987
Payment of acquisition and other financing obligations	0	(2,400)
Net cash used in financing activities - continuing operations	(337,223)	(69,004)
Net cash used in financing activities - discontinued operations	(11,697)	(6,236)
Net cash used in financing activities	(348,920)	(75,240)
Effect of exchange rate changes on cash and cash equivalents	(728)	65
Net increase (decrease) in cash and cash equivalents	330,951	(306,082)
Cash, cash equivalents and restricted cash, beginning of period	190,520	537,465
Cash, cash equivalents and restricted cash, end of period	521,471	231,383
Less: Cash and cash equivalents attributable to discontinued operations	(20,000)	(70,520)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$501,471	$160,863

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting. The Company believes that the disclosures made are adequate to make these unaudited interim consolidated financial statements not misleading. They should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended (our “Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Our estimates and assumptions consider the current macroeconomic trends and their implications of COVID-19 on our critical and significant accounting estimates. Actual results could differ materially from these estimates.

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

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, “Business Combinations”. The new standard should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The standard is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of the adoption of ASU 2021-08 on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material impact on our consolidated financial statements.

2. Revenue from Contracts with Customers

Our two primary revenue streams are (i) provider revenue and (ii) payer and life sciences revenue. Provider revenue consists of revenue derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions. Payer and life sciences revenue primarily consists of sales of our integrated data systems solutions and related services to key healthcare stakeholders, including health plans and pharmaceutical companies, to help them improve the quality, efficiency and value of healthcare delivery.

At June 30, 2022 and December 31, 2021, we had capitalized costs to obtain or fulfill a contract of $10.2 million and $8.1 million, respectively, in Prepaid and other current assets and $11.9 million for each in Other assets. During both the three months ended June 30, 2022 and 2021, we recognized $2.9 million of amortization expense related to such capitalized costs. During the six months ended June 30, 2022 and 2021, we recognized $5.8 million and $6.2 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the tables below:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended June 30, 2022
Revenue related to deferred revenue balance at beginning of period	$36,151	$25,901
Revenue related to new performance obligations satisfied during the period	45,306	55,990
Revenue recognized under "right-to-invoice" expedient	61,114	68,877
Reimbursed travel expenses, shipping and other revenue	101	130
Total revenue	$142,672	$150,898

(In thousands)	Three Months Ended March 31, 2021	Three Months Ended June 30, 2021
Revenue related to deferred revenue balance at beginning of period	$29,401	$36,770
Revenue related to new performance obligations satisfied during the period	47,263	41,814
Revenue recognized under "right-to-invoice" expedient	56,811	62,105
Reimbursed travel expenses, shipping and other revenue	177	517
Total revenue	$133,652	$141,206

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total unsatisfied performance obligations equaled $923 million as of June 30, 2022, of which we expect to recognize approximately 29% over the next 12 months, and the remaining 71% thereafter.

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

We disaggregate our revenue from contracts with customers based on the type of revenue and nature of revenue stream, as we believe those categories best depict how the nature, amount and uncertainty of our revenue and cash flows are affected by economic factors. The tables below summarize revenue by type and nature of revenue stream as well as by our reportable segment.

	Three Months Ended June 30, 2022
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$112,678	$6,261	$118,939
Payer & Life Sciences	31,959	0	31,959
Total revenue	$144,637	$6,261	$150,898

	Three Months Ended June 30, 2021
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$108,147	$7,757	$115,904
Payer & Life Sciences	25,302	0	25,302
Total revenue	$133,449	$7,757	$141,206

	Six Months Ended June 30, 2022
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$224,949	$12,655	$237,604
Payer & Life Sciences	55,966	0	55,966
Total revenue	$280,915	$12,655	$293,570

	Six Months Ended June 30, 2021
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$212,035	$15,039	$227,074
Payer & Life Sciences	47,784	0	47,784
Total revenue	$259,819	$15,039	$274,858

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

We segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. We also used each customer’s primary business unit in our pooling determination. This assessment provides information of the customer including size, segment and industry. The pools are aligned with management’s current review of financial performance. For the three and six months ended June 30, 2022, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a 24-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period. We considered current economic conditions, including macroeconomic and inflationary trends and how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The June 30, 2022 analysis resulted in a reduction to the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

	Six Months Ended June 30,
(In thousands)	2022	2021
Beginning balance	$2,110	$2,110
Write-offs	(345)	0
Ending balance	$1,765	$2,110
Less: Contract assets, short-term	564	576
Total contract assets, long-term	$1,201	$1,534

3. Accounts Receivable

Trade Accounts Receivable – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. Refer to Note 2, “Revenue from Contracts with Customers” for information regarding the adoption of ASU 2016-13. No adjustments were made to the pools or historical loss rate data for trade accounts receivable during the six months ended June 30, 2022.

Changes in the estimate of credit losses for trade accounts receivable are presented in the table below.

	Six Months Ended June 30,
(In thousands)	2022	2021
Beginning balance	$13,360	$20,228
Current period provision	298	539
Write-offs	(1,077)	(1,021)
Ending balance	$12,581	$19,746

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

We have elected the group of practical expedients under Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases and (3) any indirect costs that would have qualified for capitalization for any existing leases. We have lease agreements with lease and non-lease components, which are generally accounted for separately except for real estate leases, which we have elected to combine through a practical expedient under ASU 2016-02. Non-lease components for our leases typically consist of executory costs, and the practical expedient allows for executory costs to be recorded as lease payments. Additionally, for certain equipment leases, we apply a portfolio approach to effectively record right-of-use assets and liabilities.

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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost (1)	$1,525	$1,893	$3,215	$3,824
Less: Sublease income	(65)	(74)	(98)	(157)
Total operating lease costs	$1,460	$1,819	$3,117	$3,667

(1) Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statements of operations.

Supplemental cash flow information for operating leases is as follows:

(In thousands)	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,562	$3,585
Right-of-use assets obtained in exchange for operating lease obligations	$273	$0

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	June 30, 2022	December 31, 2021
Right-of-use assets - operating leases	$15,904	$18,324
Current operating lease liabilities	$6,095	$6,133
Long-term operating lease liabilities	$13,873	$16,754
Weighted average remaining lease term (in years)	4	5
Weighted average discount rate	3.3%	3.4%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of June 30, 2022.

June 30, 2022
(In thousands)	Operating Leases
Remainder of 2022	$3,318
2023	6,421
2024	3,706
2025	3,453
2026	2,835
Thereafter	1,581
Total lease liabilities	21,314
Less: Amount representing interest	(1,346)
Less: Short-term lease liabilities	(6,095)
Total Long-term lease liabilities	$13,873

5. Business Combinations and Divestitures

Acquisitions

On March 25, 2022, we acquired Babel Health which engages in the business of designing, developing, selling and operating encounter data submission and reconciliation solutions. The base purchase price was $24.0 million, subject to adjustment for cash and net working capital balances, resulting in $24.5 million in cash paid ($24.0 million in net cash after accounting for the existing cash balance). The allocation of the purchase price is preliminary and subject to change. Accordingly, adjustments may be made to the values of assets and liabilities assumed as the valuation is finalized and additional information is obtained about the facts and circumstances that existed at the acquisition date. We expect to finalize the valuation and complete the purchase consideration allocation within the allowable measurement period. The management platform will provide managed health care plans with a tailored solution for the risk adjustment claims submission process. The business is included in our Veradigm reportable segment.

The preliminary purchase price allocation of the fair value of the consideration transferred as of the acquisition date of March 25, 2022 is shown in the table below. The goodwill is expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$472
Accounts receivable, net	394
Prepaid expenses and other current assets	206
Fixed assets	48
Intangible assets	7,280
Goodwill	17,542
Accounts payable and accrued expenses	(752)
Deferred revenue	(675)
Other liabilities	(5)
Net assets acquired	$24,510

The following table summarizes the estimated fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	21	$4,640
Technology	7	2,600
Tradenames	1	40
		$7,280

We incurred $0.2 million of acquisition costs during the three and six months ended June 30, 2022, which are included in Selling, general and administrative expenses in our consolidated statement of operations. The results of operations of Babel Health were not material to our consolidated results of operations for the three and six months ended June 30, 2022.

Divestitures

On May 2, 2022, we completed the sale of our Hospitals and Large Physician Practices business, including the Sunrise and TouchWorks solutions (the “Hospitals and Large Physician Practices Business”) to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc.), a Delaware corporation (“Altera”), a wholly-owned subsidiary of Constellation Software Inc., an Ontario corporation, pursuant to a purchase agreement (the “Altera Purchase Agreement”) by which Altera purchased substantially all of the assets of the Hospitals and Large Physician Practices Business. The total consideration for the Hospitals and Large Physician Practices Business was $670.0 million in cash paid at closing, with up to an additional $30.0 million of contingent consideration based on the Hospitals and Large Physician Practices Business’s revenue through calendar year 2023. Certain assets relating to the Hospitals and Large Physician Practices Business were excluded from the transaction and retained by the Company, as described in the Altera Purchase Agreement. In addition, Altera assumed certain liabilities related to the Hospitals and Large Physician Practices Business under the terms of the Altera Purchase Agreement. We realized a pre-tax gain upon the sale of $2.8 million, which is included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the three and six months ended June 30, 2022. The divestiture is being treated as a discontinued operation as of June 30, 2022. Refer to Note 15, “Discontinued Operations” for additional information regarding the historical assets, liabilities and results of operations of the Hospitals and Large Physician Practices Business.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	June 30, 2022				December 31, 2021
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$0	$0	$0	$0	$352	$0	$352
Total assets		$0	$0	$0	$0	$0	$352	$0	$352

Foreign exchange derivative assets	Accrued expenses	$0	$54	$0	$54	$0	$0	$0	$0
Contingent consideration - current	Accrued expenses	0	0	0	0	0	0	19	19
Total liabilities		$0	$54	$0	$54	$0	$0	$19	$19

The changes in our Level 3 liability measured at fair value on a recurring basis at June 30, 2022 is summarized as follows:

(In thousands)	Contingent Consideration
Balance at December 31, 2021	$19
Payments	(19)
Balance at June 30, 2022	$0

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at June 30, 2022	Cost	June 30, 2022	December 31, 2021
Equity method investments (1)	4	$7,099	$11,579	$12,260
Cost with adjustments	7	47,114	49,109	49,293
Total long-term equity investments	11	$54,213	$60,688	$61,553

(1) Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

During the three and six months ended June 30, 2021, one of our third-party cost method investments converted its notes and we received 475 thousand shares in such third party as a result of the conversion. We also revalued our existing investment based on the note conversion share price. The note conversion and the revaluation of the existing investment resulted in a $9.7 million gain, which is included in the Other income, net line in our consolidated statements of operations for the three and six months ended June 30, 2021.

As of June 30, 2022, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. Based on our assessment, we determined no impairment charges were necessary for the six months ended June 30, 2022.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our Senior Secured Credit Facility (as described in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2022 and 2021 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue:
Provider	$221	$220	$538	$496
Payer & Life Sciences	37	49	25	106
Total cost of revenue	258	269	563	602
Selling, general and administrative expenses	8,309	2,335	13,798	4,888
Research and development	596	938	1,726	2,006
Total stock-based compensation expense	$9,163	$3,542	$16,087	$7,496

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the six months ended June 30, 2022 and 2021.

We granted stock-based awards as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	1,221	$18.41	1,246	$18.44
Performance-based restricted stock units with a service condition	243	$18.56	243	$18.56
Market-based restricted stock units with a service condition	258	$21.90	258	$21.90
	1,722	$18.95	1,747	$18.97

During the six months ended June 30, 2022 and the year ended December 31, 2021, 2.5 million and 2.2 million shares of common stock, respectively, were issued in connection with the release of restrictions on stock awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the six months ended June 30, 2022 and 2021 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the six months ended June 30, 2022 and 2021 were 1.3 million and 895 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 18, 2020, we announced that our Board of Directors approved a stock purchase program (the “2020 Program”) under which we may repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced a previous program that was fully utilized. During the three and six months ended June 30, 2021, we repurchased 5.6 million shares of our common stock under the 2020 Program for a total of $101.5 million, net of commissions. This was inclusive of the 1.6 million shares we received at final settlement of the accelerated share repurchase program we entered into on November 30, 2020. Please refer to Part II, Item 8 of our Form 10-K for further details on the accelerated share repurchase program.

On May 26, 2021, we announced that our Board approved a stock purchase program (the “2021 Program”) under which we may repurchase up to $350 million of our common stock. The 2021 Program replaced the 2020 Program that was fully utilized and did not have a termination date. During the three months ended June 30, 2021, we repurchased 11.5 million shares of our common stock under the 2021 Program for a total of $202.9 million, net of commissions. This was inclusive of the 9.1 million shares we received at initial settlement of the accelerated share repurchase program we entered into on June 14, 2021. Please refer to Part II, Item 8 of our Form 10-K for further details on the accelerated share repurchase program.

On January 24, 2022, we announced that our Board of Directors approved a stock purchase program (the “2022 Program”) under which we may repurchase up to $250 million of our common stock, with no termination date. The 2022 Program replaced the 2021 Program that was fully utilized. During the three months ended June 30, 2022, we repurchased 5.5 million shares of our common stock under the 2022 Program for a total of $93.7 million, net of commissions. During the six months ended June 30, 2022, we repurchased 7.8 million shares of our common stock under the 2022 Program for a total of $143.4 million, net of commissions.

The approximate dollar value of shares of our common stock that may yet be purchased under the 2022 Program was $106.8 million as of June 30, 2022. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, the numerator includes net income (loss) and any interest expense related to the 0.875% Convertible Senior Notes, net of tax, and the denominator includes both the weighted-average shares of common stock outstanding and dilutive common stock equivalents. Dilutive common stock equivalents consist of restricted stock unit awards and warrants calculated under the treasury stock method, as well as convertible notes calculated under the if-converted method.

The calculations of earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Basic earnings (loss) per Common Share:
Income from continuing operations, net of tax	$3,262	$26,143	$21,733	$30,443
(Loss) income from discontinued operations, net of tax	(67,288)	(4,217)	(62,902)	540
Net (loss) income	$(64,026)	$21,926	$(41,169)	$30,983

Weighted-average common shares outstanding	114,251	136,647	115,052	138,409

Basic earnings from continuing operations per Common Share	$0.03	$0.19	$0.19	$0.22
Basic (loss) earnings from discontinued operations per Common Share	(0.59)	(0.03)	(0.55)	0.00
Net (loss) earnings per Common Share	$(0.56)	$0.16	$(0.36)	$0.22

Diluted earnings (loss) per Common Share:
Income from continuing operations, net of tax	$3,262	$26,143	$21,733	$30,443
Effect of assumed conversions:
Plus: Interest expense, net of tax, associated with 0.875% Convertible Senior Notes	507	0	1,013	0
Income from continuing operations, net of tax after the effect of assumed conversions	$3,769	$26,143	$22,746	$30,443

(Loss) income from discontinued operations, net of tax	$(67,288)	$(4,217)	$(62,902)	$540

Weighted-average common shares outstanding	114,251	136,647	115,052	138,409
Plus: Dilutive effect of restricted stock unit awards, convertible notes and warrants	4,452	8,624	21,670	8,839
Weighted-average common shares outstanding assuming dilution	118,703	145,271	136,722	147,248

Diluted earnings from continuing operations per Common Share	$0.03	$0.18	$0.17	$0.21
Diluted (loss) earnings from discontinued operations per Common Share	(0.57)	(0.03)	(0.46)	0.00
Net (loss) earnings per Common Share	$(0.54)	$0.15	$(0.29)	$0.21

The following restricted stock unit awards, convertible notes and warrants are not included in the computation of diluted earnings per share as the effect of including such restricted stock unit awards, convertible notes and warrants in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Shares subject to anti-dilutive restricted stock unit awards, convertible notes and warrants excluded from calculation	15,814	1,502	92	1,501

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$252,083	$(230,757)	$21,326	$249,483	$(227,408)	$22,075
Customer contracts and relationships	402,125	(326,241)	75,884	397,445	(321,830)	75,615
Total	$654,208	$(556,998)	$97,210	$646,928	$(549,238)	$97,690

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			524,149			506,607
Total			$576,149			$558,607

Changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2022 were as follows:

(In thousands)	Veradigm	Unallocated	Total
Balance as of December 31, 2021	467,630	38,977	506,607
Additions	17,542	0	17,542
Balance as of June 30, 2022	$485,172	$38,977	$524,149

There were no accumulated impairment losses associated with goodwill as of June 30, 2022 and December 31, 2021.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	June 30, 2022			December 31, 2021
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$207,911	$4,104	$203,807	$167,853	$(9,057)	$176,910
Senior Secured Credit Facility	0	3,912	(3,912)	175,000	1,848	173,152
Total debt	$207,911	$8,016	$199,895	$342,853	$(7,209)	$350,062

(1) As of June 30, 2022, the principal balance is recognized in debt. As of December 31, 2021, the principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital.

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Interest expense	$1,084	$1,079	$2,590	$2,367
Amortization of discounts and debt issuance costs	803	1,870	1,433	3,725
Total interest expense	$1,887	$2,949	$4,023	$6,092

Interest expense related to the 0.875% Convertible Senior Notes included in the table above consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Coupon interest	$455	$455	$910	$910
Amortization of discounts and debt issuance costs	228	1,474	456	2,933
Total interest expense related to the 0.875% Convertible Senior Notes	$683	$1,929	$1,366	$3,843

Allscripts Senior Secured Credit Facility

On April 29, 2022, Allscripts and Allscripts Healthcare LLC entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and other lenders party thereto, amending and restating the Second Amended Credit Agreement. The Third Amended Credit Agreement provides for a $700.0 million senior secured revolving facility (the “New Revolving Facility”). A total of up to $50.0 million of the New Revolving Facility is available for the issuance of letters of credit, up to $25.0 million of the New Revolving Facility is available for swingline loans, and up to $100.0 million of the New Revolving Facility can be borrowed under certain foreign currencies. Proceeds from the borrowings under the Third Amended Credit Agreement were used for the refinancing of loans under the Second Amended Credit Agreement.

As of June 30, 2022, $0.8 million in letters of credit were outstanding under the Third Amended Credit Agreement. No amounts under the New Revolving Facility were outstanding under the Third Amended Credit Agreement as of June 30, 2022. We were in compliance with all covenants under the Third Amended Credit Agreement as of June 30, 2022.

As of June 30, 2022, we had $699.2 million available borrowing capacity, net of any outstanding letters of credit, under the New Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the New Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

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

The 0.875% Convertible Senior Notes became convertible at the option of the holders during the first quarter of 2022. However, as of June 30, 2022, none of the 0.875% Convertible Senior Notes have been converted. The remaining principal amount of the 0.875% Convertible Senior Notes at June 30, 2022 totaled $207.9 million. The carrying value of the capped call fees at June 30, 2022 was $16.4 million.

Future Debt Payments

The following table summarizes future debt principal payment obligations as of June 30, 2022:

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2022	2021	2022	2021
(Loss) income from continuing operations before income taxes	$(5,317)	$30,311	$(1,267)	$35,717
Income tax benefit (provision)	$8,579	$(4,168)	$23,000	$(5,274)
Effective tax rate	161.4%	13.8%	NM	14.8%

NM - We define “NM” as not meaningful for percentages greater than 200%.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items including a windfall benefit of $11.2 million for the six months ended June 30, 2022 and a windfall benefit of $4.6 million for the six months ended June 30, 2021. Our effective tax rates for the three and six months ended June 30, 2022, compared with the prior year comparable period, differ primarily due to the release of valuation allowance of $11.2 million in both the three and six months ended June 30, 2022. In addition, the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $4.1 million and pre-tax loss of $1.3 million in the three and six months ended June 30, 2022, compared to the impact of these items on a pre-tax income of $5.4 million and $35.7 million for the three and six months ended June 30, 2021.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the six months ended June 30, 2022, we released valuation allowances of $11.2 million related to U.S. deferred tax assets.

Our unrecognized income tax benefits were $30.5 million and $30.3 million as of June 30, 2022 and December 31, 2021, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

The sale of the Hospitals and Large Physician Practices Business included the majority of our foreign subsidiaries. In the quarter ended March 31, 2022, the assets and liabilities of these foreign subsidiaries were classified as held for sale on our consolidated balance sheet. As such, the company no longer considered the undistributed earnings of these foreign subsidiaries to be indefinitely invested. Therefore, in the three months ended March 31, 2022, we recorded a deferred tax asset of $7.0 million. The tax benefit of recording this deferred tax asset was included in discontinued operations. With the completed sale of the Hospitals and Large Physician Practices Business, this deferred tax asset was written off in the quarter ended June 30, 2022.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	June 30, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$54
Total derivatives		$0		$54

	December 31, 2021
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$352	Accrued expenses	$0
Total derivatives		$352		$-

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of June 30, 2022, there were six forward contracts outstanding that when entered into were staggered to mature monthly starting in July 2022 and ending in December 2022. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2022. As of June 30, 2022, the notional amount for each of the outstanding forward contracts was 50 million INR, or the equivalent of $0.6 million, based on the exchange rate between the United States dollar and the INR in effect as of June 30, 2022. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of June 30, 2022, we estimate that $0.1 million of net unrealized derivative losses included in accumulated other comprehensive income (loss) (“AOCI”) will be reclassified into income within the next 12 months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive income (loss):

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Foreign exchange contracts	$(155)	$(303)	Cost of Revenue	$(1)	$36
			Selling, general and administrative expenses	0	24
			Research and development	$(1)	$42

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Foreign exchange contracts	$(54)	$121	Cost of Revenue	$290	$611
			Selling, general and administrative expenses	167	351
			Research and development	$317	$668

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2021 (1)	$(3,026)	$261	$(2,765)
Other comprehensive (loss) income before reclassifications	(867)	(226)	(1,093)
Net losses (gains) reclassified from accumulated other comprehensive loss	0	(76)	(76)
Net other comprehensive income (loss)	(867)	(302)	(1,169)
Balance as of June 30, 2022 (2)	$(3,893)	$(41)	$(3,934)

(1) Net of taxes of $91 thousand for unrealized net gains on foreign exchange contract derivatives.

(2) Net of taxes of $14 thousand for unrealized net losses on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2020 (1)	$(2,957)	$1,119	$(1,838)
Other comprehensive income (loss) before reclassifications	520	90	610
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(1,209)	(1,209)
Net other comprehensive income (loss)	520	(1,119)	(599)
Balance as of June 30, 2021	$(2,437)	$0	$(2,437)

(1) Net of taxes of $390 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2022			2021
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(717)	$0	$(717)	$421	$0	$421
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(155)	39	(116)	(54)	14	(40)
Net losses (gains) reclassified into income	2	(1)	1	(774)	200	(574)
Net change in unrealized (losses) gains on foreign exchange contracts	(153)	38	(115)	(828)	214	(614)
Other comprehensive (loss) income	$(870)	$38	$(832)	$(407)	$214	$(193)

	Six Months Ended June 30,
	2022			2021
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(867)	$0	$(867)	$520	$0	$520
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(303)	77	(226)	121	(31)	90
Net (gains) losses reclassified into income	(101)	25	(76)	(1,630)	421	(1,209)
Net change in unrealized (losses) gains on foreign exchange contracts	(404)	102	(302)	(1,509)	390	(1,119)
Other comprehensive (loss) income	$(1,271)	$102	$(1,169)	$(989)	$390	$(599)

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

The Enterprise Information Solutions business (the “EIS Business”) acquired from McKesson Corporation (“McKesson”) on October 2, 2017 is subject to a May 2017 civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York related to the Horizon Clinicals software. In August 2018, McKesson received an additional CID (together with the May 2017 CID, the “McKesson CIDs”), related to the Paragon software. The McKesson CIDs request documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. McKesson has agreed, with respect to the McKesson CIDs, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition. In October 2021, Allscripts received a CID seeking information about its acquisition of the EIS Business from McKesson and the Horizon Clinicals software. McKesson has agreed to assume defense of this CID. In May 2022, Allscripts completed the sale of the assets of its Hospital and Large Physician Practices Business to Altera. This divestiture included the sale of the Paragon software; however, the divestiture did not include the Horizon Clinicals software or liabilities arising from the McKesson CIDs.

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

15. Discontinued Operations

Hospitals and Large Physician Practices Discontinued Operation

On May 2, 2022, we sold substantially all of the assets of the Hospitals and Large Physician Practices Business. The Hospitals and Large Physician Practices Business sale represented a strategic shift that had a major effect on our operations and financial results. As of June 30, 2022, we reported the Hospitals and Large Physician Practices Business as discontinued operations. Prior to the sale, the Hospitals and Large Physician Practices Business was part of the former Hospitals and Large Physician Practices reportable segment.

The following table summarizes the major classes of assets and liabilities of the Hospitals and Large Physician Practices Business as reported on the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Carrying amounts of major classes of assets associated with Hospitals and Large Physician Practices included as part of discontinued operations:
Cash and cash equivalents	$20,000	$55,834
Restricted cash	0	861
Accounts receivable, net of allowance of $16,584 as of December 31, 2021	0	155,447
Contract assets, net of allowance of $492 as of December 31, 2021	0	61,382
Prepaid expenses and other current assets	0	58,431
Total current assets attributable to discontinued operations	20,000	331,955

Fixed assets, net	0	38,083
Software development costs, net	0	97,416
Intangible assets, net	0	86,240
Goodwill	0	467,871
Deferred taxes, net	0	6,607
Contract assets - long-term, net of allowance of $739 as of December 31, 2021	0	28,623
Right-of-use assets - operating leases	0	50,585
Other assets	0	17,731
Total long-term assets attributable to discontinued operations	$0	$793,156

Carrying amounts of major classes of liabilities associated with Hospitals and Large Physician Practices included as part of discontinued operations:

Accounts payable	$30,372	$11,555
Accrued expenses	0	38,007
Accrued compensation and benefits	0	61,167
Deferred revenue	0	205,152
Current operating lease liabilities	0	13,466
Total current liabilities attributable to discontinued operations	30,372	329,347

Deferred revenue long-term	0	2,568
Long-term operating lease liabilities	0	48,068
Other liabilities	0	270
Total long-term liabilities attributable to discontinued operations	$0	$50,906

The following table summarizes the major income and expense line items of the Hospitals and Large Physician Practices Business as reported in the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Major income and expense line items related to Hospitals and Large Physician Practices:
Revenue:
Provider	$70,569	$232,508	$284,799	$467,208
Total revenue	70,569	232,508	284,799	467,208
Cost of revenue:
Provider	45,806	149,175	189,498	296,747
Total cost of revenue	45,806	149,175	189,498	296,747
Gross profit	24,763	83,333	95,301	170,461
Selling, general and administrative expenses	19,782	50,966	68,531	100,511
Research and development	8,130	30,277	31,986	58,790
Asset impairment charges	0	5,072	0	5,072
Amortization of intangible assets	88	3,461	3,538	6,921
Loss from discontinued operations for Hospitals and Large Physician Practices	(3,237)	(6,443)	(8,754)	(833)
Other (loss) income, net	(484)	229	12	468
Gain on sale of discontinued operations	2,765	0	2,765	0
Equity in net (loss) income of unconsolidated investments	(76)	0	(76)	0
Loss from discontinued operations for Hospitals and Large Physician Practices before income taxes	(1,032)	(6,214)	(6,053)	(365)
Income tax (provision) benefit	(66,256)	1,976	(56,849)	420
(Loss) income from discontinued operations, net of tax for Hospitals and Large Physician Practices	$(67,288)	$(4,238)	$(62,902)	$55

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

On October 15, 2020, we completed the sale of our EPSi business. Prior to the sale, EPSi was part of the “Unallocated Amounts” category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments at this time. On its own, the divestiture of the EPSi business did not represent a strategic shift that had a major effect on our operations and financial results. However, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. Therefore, EPSi was treated as a discontinued operation.

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

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2021
Major income and expense line items related to EPSi and CarePort:
Revenue:
Provider	$368	$0
Total revenue	368	0
Cost of revenue:
Provider	316	(48)
Total cost of revenue	316	(48)
Gross profit	52	48
Selling, general and administrative expenses	9	74
Research and development	8	(32)
Income from discontinued operations for EPSi and CarePort	35	6
Other income, net	1	1
Gain on sale of discontinued operations	0	647
Income from discontinued operations for EPSi and CarePort before income taxes	36	654
Income tax provision	(15)	(169)
Income from discontinued operations, net of tax for EPSi and CarePort	$21	$485

16. Business Segments

Our two primary revenue streams are (i) provider revenue and (ii) payer and life sciences revenue. We primarily derive our provider revenues from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation, and managed services, such as outsourcing, private cloud hosting and revenue cycle management. Payer and life sciences revenue primarily consists of sales of our integrated data systems solutions and related services to key healthcare stakeholders, including health plans and pharmaceutical companies, to help them improve the quality, efficiency and value of healthcare delivery.

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

On March 2, 2022, we entered into a purchase agreement to sell substantially all of the assets of our Hospitals and Large Physician Practices Business. As of March 31, 2022, the assets and liabilities related to the purchase agreement were classified as held for sale on our consolidated balance sheet. We also classified the related assets and liabilities in discontinued operations, as the Hospitals and Large Physician Practices Business disposition represented a strategic shift that had a major effect on our operations and financial results. As a result of the transaction, we realigned our reporting structure. As of March 31, 2022, we had two operating segments: (i) Veradigm and (ii) Certain Products. The Veradigm operating segment was the equivalent to our one reportable segment. On May 2, 2022, we completed the sale of the Hospitals and Large Physician Practices Business. As of June 30, 2022, our two operating segments and one reportable segment remain unchanged from the first quarter of 2022. The prior period segment disclosures below have been revised to conform to the current period presentation.

Our chief operating decision maker uses segment revenues, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue:
Veradigm	$144,637	$133,449	280,915	259,819
Unallocated Amounts	6,261	7,757	12,655	15,039
Total revenue	$150,898	$141,206	$293,570	$274,858

Gross profit:
Veradigm	$75,409	$63,641	144,604	122,264
Unallocated Amounts	4,073	4,778	8,359	9,072
Total gross profit	$79,482	$68,419	$152,963	$131,336

Income (loss) from operations:
Veradigm	$23,974	$18,014	42,089	29,508
Unallocated Amounts	(29,330)	(1,196)	(40,873)	(4,961)
Total (loss) income from operations	$(5,356)	$16,818	$1,216	$24,547

17. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of June 30, 2022 and 2021 represents lease deposits.

	June 30,
(In thousands)	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$500,164	$159,556
Restricted cash	1,307	1,307
Total cash, cash equivalents and restricted cash	$501,471	$160,863

	Six Months Ended June 30,
(In thousands)	2022	2021
Supplemental non-cash information:
Issuance of treasury stock to commercial partner	$0	$534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, statements regarding our expected future investment in research and development efforts and statements regarding our operations following the sale of the Hospital and Large Physician Practices Business. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to: our ability to achieve the margin targets associated with our margin improvement initiatives within the contemplated time periods, if at all; the magnitude, severity and duration of the COVID-19 pandemic, including the impacts of the pandemic, along with the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services ransomware or other Internet-based attacks; the failure by Practice Fusion to comply with the terms of the settlement agreements with the U.S. Department of Justice (the “DOJ”); the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; our ability to recover from third parties (including insurers) any amounts paid in connection with Practice Fusion’s settlement agreements with the DOJ and related inquiries; the expected financial results of businesses acquired by us; the successful integration of businesses acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our Enterprise Information Solutions business; other risks associated with investments and acquisitions; risks associated with the disposition of the Hospitals and Large Physician Practices Business; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; the failure of markets in which we operate to develop as quickly as expected; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; our ability to maintain and expand our business with existing clients or effectively transition clients to newer products; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; the performance of our products; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third-party technologies; risks related to global operations; variability of our quarterly operating results; risks related to our outstanding indebtedness; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; asset and long-term investment impairment charges; inflationary pressures and macroeconomic volatility; and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers continue to face the challenges of caring for an aging population with an increasing number of patients with chronic diseases, as well as the ongoing COVID-19 crisis. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight has impacted and could continue to impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration oversight of EHRs, and the ensuing regulations on data blocking and interoperability were released by the Department of Health and Human Services (“HHS”) in March 2020 and became applicable under Office of the National Coordinator for Health Information Technology oversight in April 2021. Additional regulatory clarity will come with the final rule expected shortly from the HHS Office of the Inspector General, as well as a rule from HHS that will outline disincentives for providers who may be engaged in blocking behaviors. Some aspects of the new regulations are having a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts must complete development work to satisfy the revised and new certification criterion, and we and our clients will continue making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

Following several high-profile ransomware and other cybersecurity attacks both in and outside the healthcare industry, as well as increased conversation about the expanding use of patient health data outside of HIPAA-covered environments, including through consumer applications, policy makers have taken action affecting Allscripts and our clients and are currently considering additional legislative and regulatory vehicles to expand privacy protections. Allscripts remains committed to working to securely protect the patient data within our system and complying with requirements associated with the transmission of patient data to both HIPAA- and non-HIPAA-covered entities.

Please refer to the section entitled “Our Business Overview and Regulatory Environment” in Part II, Item 7 of our Form 10-K for additional information.

Impacts of COVID-19

The global outbreak of the novel coronavirus (COVID-19) continues to cause volatile economic activity around the world, and the degrees of any economic recovery in various jurisdictions have not been linear. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We are conducting business with certain modifications to employee travel and employee work locations, and have implemented certain cost reduction initiatives, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders.

Allscripts, along with other health IT vendors, was asked by the White House, HHS, the Centers for Disease Control and Prevention, and state and local governments to support public health efforts to contain the pandemic by expanding COVID-19 reporting options available to our clients. Our technology has been instrumental to the provision of high-quality care, aiding not only public health surveillance but also in clinical decision support interventions to aid in triage, diagnosis and treatment; information exchange as patients are moved from site to site and/or discharged; predictive analytics based on local data for surge anticipation and vaccine management; and research based on real-world data informing the world’s evolving understanding of post-acute sequelae of COVID-19 (known colloquially as Long COVID). Allscripts and our clients may also be affected by changed requirements at the federal, state or local levels as efforts to modernize public health systems, including technologies (e.g., telehealth), are implemented following the inclusion of associated appropriations within COVID-19-related bills that passed in 2020, 2021 and 2022.

The COVID-19 pandemic negatively impacted revenue for the three and six months ended June 30, 2022, as projects and buying decisions from the prior year were delayed due in part to the pandemic. However, the negative impacts on our business in the first and second quarters of 2022 were minimal compared to the prior year periods. The extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. Future developments include resurgences or additional “waves” of outbreaks of COVID-19 in various jurisdictions (including new lineages of the virus), the impact of COVID-19 on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy, and the availability, effectiveness and public acceptance of vaccines.

Changes in Macroeconomic Conditions

A potential economic recession and uncertainty in financial markets may result in changes in market conditions and produce market volatility. The impact of inflation and rising interest rates may affect the financial performance of the customers we serve and influence customer demand.

Second Quarter 2022 Summary

During the second quarter of 2022, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, increasing operating margins and improving our competitive position by expanding the depth and breadth of our products. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations, and such efforts are ongoing.

Total revenue for the second quarter of 2022 was $151 million, an increase of $10 million compared to the second quarter of 2021. For the three months ended June 30, 2022, provider revenue and payer & life sciences revenue were $119 million and $32 million, respectively, compared with $116 million and $25 million, respectively, during the three months ended June 30, 2021. Gross profit for the second quarter of 2022 was $79 million, an increase of $11 million compared to the second quarter of 2021. Gross margin increased to 52.7% in the second quarter of 2022 compared to a 48.5% gross margin in the second quarter of 2021.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Revenue:
Provider	$118,939	$115,904	2.6%	$237,604	$227,074	4.6%
Payer & Life Sciences	31,959	25,302	26.3%	55,966	47,784	17.1%
Total revenue	150,898	141,206	6.9%	293,570	274,858	6.8%
Cost of revenue:
Provider	58,326	60,094	(2.9%)	115,343	118,960	(3.0%)
Payer & Life Sciences	13,090	12,693	3.1%	25,264	24,562	2.9%
Total cost of revenue	71,416	72,787	(1.9%)	140,607	143,522	(2.0%)
Gross profit	79,482	68,419	16.2%	152,963	131,336	16.5%
Gross margin %	52.7%	48.5%		52.1%	47.8%
Selling, general and administrative expenses	59,847	28,124	112.8%	101,165	60,288	67.8%
Research and development	22,750	20,942	8.6%	46,170	41,602	11.0%
Asset impairment charges	0	172	(100.0%)	0	172	(100.0%)
Amortization of intangible and acquisition-related assets	2,241	2,363	(5.2%)	4,412	4,727	(6.7%)
(Loss) income from operations	(5,356)	16,818	(131.8%)	1,216	24,547	(95.0%)
Interest expense	(1,887)	(2,949)	(36.0%)	(4,023)	(6,092)	(34.0%)
Other income, net	2,133	16,528	(87.1%)	2,145	17,326	(87.6%)
Equity in net loss of unconsolidated investments	(207)	(86)	140.7%	(605)	(64)	NM
(Loss) income from continuing operations before income taxes	(5,317)	30,311	(117.5%)	(1,267)	35,717	(103.5%)
Income tax benefit (provision)	8,579	(4,168)	NM	23,000	(5,274)	NM
Effective tax rate	161.4%	13.8%		NM	14.8%
Income from continuing operations, net of tax	3,262	26,143	(87.5%)	21,733	30,443	(28.6%)
Loss from discontinued operations	(3,797)	(6,178)	(38.5%)	(8,818)	(358)	NM
Gain on sale of discontinued operations	2,765	0	100.0%	2,765	647	NM
Income tax effect on discontinued operations	(66,256)	1,961	NM	(56,849)	251	NM
(Loss) income from discontinued operations, net of tax	(67,288)	(4,217)	NM	(62,902)	540	NM
Net (loss) income	$(64,026)	$21,926	NM	$(41,169)	$30,983	NM

NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Revenue:
Provider	$118,939	$115,904	2.6%	$237,604	$227,074	4.6%
Payer & Life Sciences	31,959	25,302	26.3%	55,966	47,784	17.1%
Total revenue	$150,898	$141,206	6.9%	$293,570	$274,858	6.8%

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Provider revenue consists of revenue derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions. Payer and life sciences revenue primarily consists of sales of our integrated data systems solutions and related services to key healthcare stakeholders, including health plans and pharmaceutical companies, to help them improve the quality, efficiency and value of healthcare delivery.

Provider revenue increased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, reflecting increases in transaction-related, subscription and upfront software revenues. Payer and life sciences revenue increased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, primarily due to an increase in subscription revenues and transaction-related revenues.

The percentage of provider and payer and life sciences revenue of our total revenue was 79% and 21%, respectively, during the three months ended June 30, 2022 and 82% and 18%, respectively, during the three months ended June 30, 2021. The percentage of provider and payer and life sciences revenue of our total revenue was 81% and 19%, respectively, during the six months ended June 30, 2022 and 83% and 17%, respectively, during the six months ended June 30, 2021.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Total cost of revenue	$71,416	$72,787	(1.9%)	$140,607	$143,522	(2.0%)
Gross profit	$79,482	$68,419	16.2%	$152,963	$131,336	16.5%
Gross margin %	52.7%	48.5%		52.1%	47.8%

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Gross profit and margin increased during the three and six months ended June 30, 2022 compared with the prior year comparable periods, primarily due to increases in revenues, new business and lower contractor usage.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Selling, general and administrative expenses	$59,847	$28,124	112.8%	$101,165	$60,288	67.8%

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Selling, general and administrative expenses increased during the three and six months ended June 30, 2022, compared with the prior year comparable periods, primarily due to higher legal costs and increases in stock-based compensation expense.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Research and development	$22,750	$20,942	8.6%	$46,170	$41,602	11.0%

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Research and development expenses increased during the three and six months ended June 30, 2022 compared with the prior year comparable periods, primarily due to the increased investment in Veradigm products for both provider and payer and life sciences.

Asset impairment charges

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Asset impairment charges	$0	$172	(100.0%)	$0	$172	(100.0%)

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Asset impairment charges for the three and six months ended June 30, 2021 were due to the write-off of deferred costs related to our private cloud hosting operations.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Amortization of intangible and acquisition-related assets	$2,241	$2,363	(5.2%)	$4,412	$4,727	(6.7%)

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

The decrease in amortization expense for the three and six months ended June 30, 2022, compared with the prior year comparable periods, was due to normal amortization expense and certain intangible assets being fully amortized in 2021.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Interest expense	$1,887	$2,949	(36.0%)	$4,023	$6,092	(34.0%)
Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Interest expense decreased during the three and six months ended June 30, 2022 compared to the prior year comparable periods due to the absence of accreted interest expense in 2022 on the equity component of the 0.875% Convertible Senior Notes. As of January 1, 2022, we adopted Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which required us to remove the equity component from Additional paid-in capital. Refer to Note 10, “Debt” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Other income, net	$2,133	$16,528	(87.1%)	$2,145	$17,326	(87.6%)

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Other income, net for the three and six months ended June 30, 2022 and 2021 consisted of a combination of interest income and miscellaneous receipts and expenses. The large increase in income in 2021 was primarily due to a $5.0 million distribution received from the Practice Fusion escrow account related to the settlement agreements with the DOJ, a $9.7 million gain as a result of a note conversion, the revaluation of our existing investment with a third-party cost method investment, and a $1.4 million distribution received from a third-party cost method investment.

Equity in Net Loss of Unconsolidated Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Equity in net loss of unconsolidated investments	$(207)	$(86)	140.7%	$(605)	$(64)	NM

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Equity in net (loss) income of unconsolidated investments represents our share of the equity earnings (or losses) of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Income tax benefit (provision)	$8,579	$(4,168)	NM	$23,000	$(5,274)	NM
Effective tax rate	161.4%	13.8%		NM	14.8%

NM - We define “NM” as not meaningful for percentages greater than 200%

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items including a windfall benefit of $11.2 million for the six months ended June 30, 2022 and a windfall benefit of $4.6 million for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022, compared with the prior year comparable period, differs primarily due to the release of valuation allowance of $11.2 million in the six months ended June 30, 2022. In addition, the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax loss of $1.3 million in the six months ended June 30, 2022, compared to the impact of these items on a pre-tax income of $35.7 million for the six months ended June 30, 2021.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the six months ended June 30, 2022, we released valuation allowances of $11.2 million related to U.S. deferred tax assets.

Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Loss from discontinued operations	$(3,797)	$(6,178)	(38.5%)	$(8,818)	$(358)	NM
Gain on sale of discontinued operations	2,765	0	NM	2,765	647	NM
Income tax effect on discontinued operations	(66,256)	1,961	NM	(56,849)	251	NM
(Loss) income from discontinued operations, net of tax	$(67,288)	$(4,217)	NM	$(62,902)	$540	NM

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

On May 2, 2022, we completed the sale of our Hospitals and Large Physician Practices business, including the Sunrise and TouchWorks solutions (the “Hospitals and Large Physician Practices Business”) to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc.), a Delaware corporation (“Altera”), a wholly-owned subsidiary of Constellation Software Inc., an Ontario corporation, pursuant to a purchase agreement (the “Altera Purchase Agreement”) by which Altera purchased substantially all of the assets of the Hospitals and Large Physician Practices Business. The Hospitals and Large Physician Practices Business sale represented a strategic shift that had a major effect on our operations and financial results. As of June 30, 2022, we reported the Hospitals and Large Physician Practices Business as discontinued operations.

On October 15, 2020 and December 31, 2020, we completed the sale of the EPSi and CarePort businesses, respectively. Prior to the sale of EPSi, it was part of the “Unallocated Amounts” category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments at the time. Prior to the sale of CarePort, it was part of the former Data, Analytics and Care Coordination reportable segment. Both businesses were part of the same strategic initiative and were sold within the same period, and given that the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results, we reported them together as discontinued operations for all periods presented.

The loss from discontinued operations for the three and six months ended June 30, 2022 represents the income statement activity related to the Hospitals and Large Physician Practices Business. The gain on sale of discontinued operations for the three and six months ended June 30, 2022 is a result of the sale of the Hospitals and Large Physician Practices Business. The income tax effect on discontinued operations for the three and six months ended June 30, 2022 represents the income tax expense related to the Hospitals and Large Physician Practices Business.

The loss from discontinued operations, net of tax for the three months ended June 30, 2021 and the income from discontinued operations, net of tax for the six months ended June 30, 2021 primarily represent the income statement activity related to the Hospitals and Large Physician Practices Business. The gain on sale of discontinued operations for the six months ended June 30, 2021 represents the net working capital adjustments to the gain from the sale of CarePort. The income tax effect on discontinued operations for the three and six months ended June 30, 2021 primarily represents the income tax expense related to the Hospitals and Large Physician Practices Business. Refer to Note 15, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Segment Operations

On March 2, 2022, we entered into a purchase agreement to sell substantially all of the assets of our Hospitals and Large Physician Practices Business. As of March 31, 2022, the operating segment was classified in discontinued operations as the disposition represented a strategic shift that had a major effect on our operations and financial results. Therefore, we changed our reportable segments, which previously included Hospitals and Large Physician Practices. As of March 31, 2022, we had two operating segments: (i) Veradigm and (ii) Certain Products. The Veradigm operating segment was the equivalent to our one reportable segment. On May 2, 2022, we completed the sale of the Hospitals and Large Physician Practices Business. As of June 30, 2022, our two operating segments and one reportable segment remained unchanged from the first quarter of 2022. The segment disclosures below for the three and six months ended June 30, 2021 have been revised to conform to the current period presentation. Refer to Note 16 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Revenue:
Veradigm	$144,637	$133,449	8.4%	280,915	259,819	8.1%
Unallocated Amounts	6,261	7,757	(19.3%)	12,655	15,039	(15.9%)
Total revenue	$150,898	$141,206	6.9%	$293,570	$274,858	6.8%

Gross Profit:
Veradigm	$75,409	$63,641	18.5%	144,604	122,264	18.3%
Unallocated Amounts	4,073	4,778	(14.8%)	8,359	9,072	(7.9%)
Total gross profit	$79,482	$68,419	16.2%	$152,963	$131,336	16.5%

Income (loss) from operations:
Veradigm	$23,974	$18,014	33.1%	42,089	29,508	42.6%
Unallocated Amounts	(29,330)	(1,196)	NM	(40,873)	(4,961)	NM
Total (loss) income from operations	$(5,356)	$16,818	(131.8%)	$1,216	$24,547	(95.0%)

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$144,637	$133,449	8.4%	$280,915	$259,819	8.1%
Gross profit	$75,409	$63,641	18.5%	$144,604	$122,264	18.3%
Gross margin %	52.1%	47.7%		51.5%	47.1%
Income from operations	$23,974	$18,014	33.1%	$42,089	$29,508	42.6%
Operating margin %	16.6%	13.5%		15.0%	11.4%

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Veradigm revenue increased for the three and six months ended June 30, 2022 compared with the prior year comparable periods, due to increases in subscription, upfront software and transaction-related revenues. The increase was partially offset by decreases in maintenance and client services revenues.

Gross profit and gross margin increased during the three and six months ended June 30, 2022 compared with the prior year comparable periods, primarily due to increases in revenues, new business and lower contractor usage.

Income from operations and operating margin increased during the three and six months ended June 30, 2022 compared with the prior year comparable periods, primarily due the increase in gross profit. The increases were partially offset due to higher research and development costs related to the increased investment in Veradigm products for both provider and payer and life sciences and the decrease in capitalized software costs.

Unallocated Amounts

The “Unallocated Amounts” category consists of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to the organizational changes (“Certain Products”) and certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products do not meet the requirements to be reportable segments nor the criteria to be aggregated into our Veradigm reportable segment.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$6,261	$7,757	(19.3%)	$12,655	$15,039	(15.9%)
Gross profit	$4,073	$4,778	(14.8%)	$8,359	$9,072	(7.9%)
Gross margin %	65.1%	61.6%		66.1%	60.3%
Loss from operations	$(29,330)	$(1,196)	NM	$(40,873)	$(4,961)	NM
Operating margin %	NM	(15.4%)		NM	(33.0%)

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Revenue decreased during the three and six months ended June 30, 2022, compared with the prior year comparable periods, primarily due to a decrease in upfront software revenues.

Gross profit decreased during the three and six months ended June 30, 2022, compared with the prior year comparable periods, primarily due to the decrease in revenues. The decrease to revenues was partially offset by an increase in cost of revenues as certain corporate bonus expense previously recorded to the “Unallocated Amounts” category was recorded to the Veradigm segment in 2022.

Loss from operations increased during the three and six months ended June 30, 2022, compared with the prior year comparable periods, primarily due to higher legal costs, increases in stock-based compensation expense and changes attributed to corporate allocations from 2021 to 2022.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties, and divestitures. As of June 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $501 million and available borrowing capacity of $699 million under our New Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2022	2021	$ Change
Net (loss) income	$(41,169)	$30,983	$(72,152)
Less: (Loss) income from discontinued operations	(62,902)	540	(63,442)
Income from continuing operations	$21,733	$30,443	(8,710)
Non-cash adjustments to net (loss) income	37,411	38,164	(753)
Cash impact of changes in operating assets and liabilities	17,516	19,646	(2,130)
Net cash provided by operating activities - continuing operations	76,660	88,253	(11,593)
Net cash used in operating activities - discontinued operations	(9,034)	(284,615)	275,581
Net cash provided by (used in) operating activities	$67,626	$(196,362)	$263,988

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Net cash provided by operating activities – continuing operations decreased during the six months ended June 30, 2022 compared with the prior year comparable period. Income from continuing operations for the six months ended June 30, 2022 included a deferred tax benefit. However, during the six months ended June 30, 2021 we recorded higher income from operations and higher other income, which included a distribution received from the Practice Fusion escrow account related to the settlement agreements with the DOJ, the investment gain and distribution received from our third-party cost method investments. Non-cash adjustments to net (loss) income decreased primarily due the change in deferred taxes and lower depreciation and amortization expense. The decrease was partially offset due to higher stock-based compensation expense. The increase in cash impact of changes in operating assets and liabilities for the six months ended June 30, 2022 was primarily a result of working capital changes.

Net cash used in operating activities – discontinued operations decreased for the six months ended June 30, 2022 primarily due to the absence of the tax payment relating to the gain from the sale of CarePort on December 31, 2020, which was paid in the second quarter of 2022.

Investing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2022	2021	$ Change
Capital expenditures	$(1,652)	$(225)	$(1,427)
Capitalized software	(18,258)	(16,735)	(1,523)
Cash paid for business acquisitions, net of cash acquired	(24,106)	0	(24,106)
Sale of businesses and other investments, net of cash divested, and distributions received	672,488	4,242	668,246
Purchases of equity securities, other investments and related intangible assets, net	(251)	(221)	(30)
Net cash provided by (used in) investing activities - continuing operations	628,221	(12,939)	641,160
Net cash used in investing activities - discontinued operations	(15,248)	(21,606)	6,358
Net cash provided by (used in) investing activities	$612,973	$(34,545)	$647,518

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

The change from net cash used in operating activities - continuing operations for the six months ended June 30, 2021 to net cash provided by operating activities - continuing operations for the six months ended June 30, 2022 was primarily due to the cash received as a result of the sale of the Hospitals and Large Physician Practices Business, which was partially offset by cash paid for the Babel Health acquisition.

Net cash used in investing activities – discontinued operations during the six months ended June 30, 2022 and 2021 primarily reflects spending for capitalized software costs related to the Hospitals and Large Physician Practices Business.

Financing Cash Flow Activities

	Six Months Ended June 30,
(In thousands)	2022	2021	$ Change
Taxes paid related to net share settlement of equity awards	$(27,871)	$(12,638)	$(15,233)
Credit facility payments	(200,000)	0	(200,000)
Credit facility borrowings, net of issuance costs	22,335	250,000	(227,665)
Repurchase of common stock	(143,372)	(308,953)	165,581
Intercompany to/from parent/subsidiaries	11,685	4,987	6,698
Payment of acquisition and other financing obligations	0	(2,400)	2,400
Net cash used in financing activities - continuing operations	(337,223)	(69,004)	(268,219)
Net cash used in financing activities - discontinued operations	(11,697)	(6,236)	(5,461)
Net cash used in financing activities	$(348,920)	$(75,240)	$(273,680)

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Net cash used in financing activities - continuing operations increased for the six months ended June 30, 2022 primarily due to higher credit facility payments and lower credit facility borrowings in 2022. The increase was partially offset due to lower share repurchases of common stock.

Net cash used in financing activities - discontinuing operations during both the six months ended June 30, 2022 and 2021 primarily reflects the cash for operations for the Hospitals and Large Physician Practices Business.

Future Capital Requirements

We enter into obligations with third parties in the ordinary course of business. These future cash obligations will be funded from future cash flows from the sale of our products and services. The material cash requirements include the following contractual and other obligations.

Debt Obligations

As of June 30, 2022, we had outstanding convertible senior notes in an aggregate principal amount of $207.9 million, which is fully due on the convertible senior notes’ maturity date. As of June 30, 2022, we had no outstanding borrowings under the New Revolving Facility.

Non-cancelable Operating Leases

We have lease arrangements for certain facilities. As of June 30, 2022, we had fixed lease payment obligations of $21.3 million, with $6.7 million payable within the next 12 months.

Purchase Obligations

Purchase obligations consist of minimum purchase commitments for Microsoft services, computer equipment, maintenance, consulting and other commitments. As of June 30, 2022, we had purchase obligations of $43.1 million, with approximately $16.1 million payable within the next 12 months.

Letters of Credit

As of June 30, 2022, we had $0.8 million letters of credit outstanding under the Third Amended Credit Agreement.

Income Taxes

Our liability for uncertain tax positions was $30.5 million as of June 30, 2022. It is uncertain the amount that is payable within the next 12 months for liabilities that may result from this exposure, as we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development is expected to increase in 2022 as the Company plans to make continued investments in expanding the capabilities and functionality of our Veradigm provider, payer and life sciences solutions. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $501 million as of June 30, 2022, our future cash flows, our borrowing capacity under our New Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our stock repurchase program, any of which might impact our liquidity requirements or cause us to borrow additional amounts under our New Revolving Facility or issue additional equity or debt securities.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates from those previously disclosed in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the six months ended June 30, 2022.

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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of June 30, 2022 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes during the six months ended June 30, 2022 from the risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2022, we announced that our Board of Directors approved a stock purchase program (the “2022 Program”) under which we may repurchase up to $250 million of our common stock, with no termination date. The 2022 Program replaced a previous program approved by our Board in 2021.

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

The following table summarizes the stock repurchase activity during the three months ended June 30, 2022 and the approximate dollar value of shares that may yet be purchased under our stock repurchase program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Trade Date)	Purchased	Share(1)	Programs	Programs
04/01/22—04/30/22	0	$0.00	0	$200,367
05/01/22—05/31/22	2,559	$17.29	2,559	$156,105
06/01/22—06/30/22	2,920	$16.89	2,920	$106,784
	5,479	$17.08	5,479
(1)
Excludes broker commissions in the case of open market transactions, if any.

Item 6. Exhibits

Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith
10.1	†

Second Amendment to the Employment Agreement between Allscripts Healthcare Solutions, Inc. and Paul M. Black, effective as of May 6, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2022).

31.1		Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2		Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH		Inline XBRL Taxonomy Extension Schema	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF		Inline XBRL Taxonomy Definition Linkbase	X

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and included in Exhibit 101.	X

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Leah S. Jones
Leah S. Jones
Chief Financial Officer
(Duly Authorized Officer)

Date: August 8, 2022