Form 10-Q
period 2022-09-30
ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.
filed 2022-11-07
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 109,259,776 shares of the registrant's $0.01 par value common stock outstanding.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$492,597	$132,517
Restricted cash	1,307	1,308
Accounts receivable, net of allowance of $12,868 and $13,360 as of September 30, 2022 and December 31, 2021, respectively	169,029	171,622
Contract assets, net of allowance of $564 and $576 as of September 30, 2022 and December 31, 2021, respectively	65,453	63,429
Prepaid expenses and other current assets	74,384	60,511
Current assets attributable to discontinued operations	8,000	331,955
Total current assets	810,770	761,342
Fixed assets, net	11,713	9,819
Software development costs, net	78,103	74,688
Intangible assets, net	145,255	149,690
Goodwill	523,927	506,607
Deferred taxes, net	6	0
Contract assets - long-term, net of allowance of $1,201 and $1,534 as of September 30, 2022 and December 31, 2021, respectively	27,957	28,174
Right-of-use assets - operating leases	14,520	18,324
Other assets	78,408	83,429
Long-term assets attributable to discontinued operations	0	793,156
Total assets	$1,690,659	$2,425,229

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In thousands, except per share amounts)	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,609	$5,281
Accrued expenses	82,917	54,518
Accrued compensation and benefits	33,857	31,055
Deferred revenue	98,930	120,748
Current operating lease liabilities	6,166	6,133
Current liabilities attributable to discontinued operations	18,612	329,347
Total current liabilities	253,091	547,082
Long-term debt	200,326	350,062
Deferred revenue	3,060	1,839
Deferred taxes, net	8,082	16,625
Long-term operating lease liabilities	12,315	16,754
Other liabilities	36,762	33,823
Long-term liabilities attributable to discontinued operations	0	50,906
Total liabilities	513,636	1,017,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	0	0
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2022 and December 31, 2021; 279,600 and 109,260 shares issued and outstanding as of September 30, 2022, respectively; 276,705 and 116,114 shares issued and outstanding as of December 31, 2021, respectively	2,794	2,766
Treasury stock: at cost, 170,340 and 160,591 shares as of September 30, 2022 and December 31, 2021, respectively	(1,498,836)	(1,321,805)
Additional paid-in capital	1,923,559	1,962,386
Retained earnings	753,392	767,556
Accumulated other comprehensive loss	(3,886)	(2,765)
Total stockholders’ equity	1,177,023	1,408,138
Total liabilities and stockholders’ equity	$1,690,659	$2,425,229

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Provider	$122,811	$118,179	$360,415	$345,253
Payer & Life Sciences	29,111	26,489	85,077	74,273
Total revenue	151,922	144,668	445,492	419,526
Cost of revenue:
Provider	57,252	61,606	172,595	180,566
Payer & Life Sciences	11,234	13,422	36,498	37,984
Total cost of revenue	68,486	75,028	209,093	218,550
Gross profit	83,436	69,640	236,399	200,976
Selling, general and administrative expenses	32,518	27,392	133,683	87,680
Research and development	23,681	21,042	69,851	62,644
Asset impairment charges	0	359	0	531
Amortization of intangible and acquisition-related assets	2,236	2,363	6,648	7,090
Income from operations	25,001	18,484	26,217	43,031
Interest expense	(1,246)	(3,617)	(5,269)	(9,709)
Other income, net	1,655	4,493	3,800	21,819
Gain on sale of businesses, net	0	8,363	0	8,363
Equity in net loss of unconsolidated investments	(617)	(257)	(1,222)	(321)
Income from continuing operations before income taxes	24,793	27,466	23,526	63,183
Income tax (provision) benefit	(13,868)	(7,190)	9,132	(12,464)
Income from continuing operations, net of tax	10,925	20,276	32,658	50,719
Loss from discontinued operations	(434)	(6,187)	(9,252)	(6,545)
Gain on sale of discontinued operations	5,174	0	7,939	647
Income tax effect on discontinued operations	(1,137)	2,091	(57,986)	2,342
Income (loss) from discontinued operations, net of tax	3,603	(4,096)	(59,299)	(3,556)
Net income (loss)	$14,528	$16,180	$(26,641)	$47,163

Net income (loss) per share:
Basic
Continuing operations	$0.10	$0.16	$0.29	$0.38
Discontinued operations	0.03	(0.03)	(0.52)	(0.03)
Net income (loss) per share - Basic	$0.13	$0.13	$(0.23)	$0.35

Diluted
Continuing operations	$0.09	$0.15	$0.25	$0.36
Discontinued operations	0.03	(0.03)	(0.44)	(0.03)
Net income (loss) per share - Diluted	$0.12	$0.12	$(0.19)	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income (loss)	$14,528	$16,180	$(26,641)	$47,163
Other comprehensive income (loss):
Foreign currency translation adjustments	59	(805)	(808)	(285)
Change in fair value of derivatives qualifying as cash flow hedges	(16)	0	(420)	(1,509)
Other comprehensive income (loss) before income tax benefit	43	(805)	(1,228)	(1,794)
Income tax benefit related to items in other comprehensive income	5	0	107	390
Total other comprehensive income (loss)	48	(805)	(1,121)	(1,404)
Comprehensive income (loss)	$14,576	$15,375	$(27,762)	$45,759

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Number of common shares
Balance at beginning of period	279,175	276,668	276,705	274,558
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	425	29	2,895	2,139
Balance at end of period	279,600	276,697	279,600	276,697
Common stock
Balance at beginning of period	$2,790	$2,766	$2,766	$2,745
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	4	0	28	21
Balance at end of period	$2,794	$2,766	$2,794	$2,766
Number of treasury stock shares
Balance at beginning of period	(168,383)	(151,657)	(160,591)	(134,616)
Issuance of treasury stock	0	0	0	33
Purchase of treasury stock	(1,957)	0	(9,749)	(6,397)
Accelerated share repurchase program	0	(2,469)	0	(13,146)
Balance at end of period	(170,340)	(154,126)	(170,340)	(154,126)
Treasury stock
Balance at beginning of period	$(1,465,177)	$(1,174,498)	$(1,321,805)	$(870,558)
Issuance of treasury stock	0	0	0	465
Purchase of treasury stock	(33,659)	0	(177,031)	(108,953)
Accelerated share repurchase program	0	(38,817)	0	(234,269)
Balance at end of period	$(1,498,836)	$(1,213,315)	$(1,498,836)	$(1,213,315)
Additional paid-in capital
Balance at beginning of period	$1,923,805	$1,903,542	$1,962,386	$1,902,776
Stock-based compensation	4,553	8,777	24,503	25,861
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(4,799)	(76)	(32,707)	(13,988)
ASU 2020-06 implementation adjustments	0	0	(38,918)	0
Accelerated share repurchase program	0	38,817	0	34,269
Issuance of treasury stock	0	0	0	69
Warrants issued	0	1,037	8,295	3,110
Balance at end of period	$1,923,559	$1,952,097	$1,923,559	$1,952,097
Retained earnings
Balance at beginning of period	$738,864	$664,101	$767,556	$633,118
Net income (loss)	14,528	16,180	(26,641)	47,163
ASU 2020-06 implementation adjustments	0	0	12,477	0
Balance at end of period	$753,392	$680,281	$753,392	$680,281
Accumulated other comprehensive loss
Balance at beginning of period	$(3,934)	$(2,437)	$(2,765)	$(1,838)
Foreign currency translation adjustments, net	59	(805)	(808)	(285)
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	(11)	0	(313)	(1,119)
Balance at end of period	$(3,886)	$(3,242)	$(3,886)	$(3,242)
Total Stockholders’ Equity at beginning of period	$1,196,348	$1,393,474	$1,408,138	$1,666,243
Total Stockholders’ Equity at end of period	$1,177,023	$1,418,587	$1,177,023	$1,418,587

The accompanying notes are an integral part of these consolidated financial statements.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(26,641)	$47,163
Less: Loss from discontinued operations	(59,299)	(3,556)
Income from continuing operations	32,658	50,719
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,278	49,042
Non-cash lease expense, net	(5,289)	(8,822)
Stock-based compensation expense	19,901	8,804
Deferred taxes	(2,978)	4,468
Impairment of assets and long-term investments	0	531
Equity in net loss of unconsolidated investments	1,222	321
Gain on sale of businesses, net	0	(8,363)
Other income, net	(1,208)	(4,292)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	72,287	(18,212)
Prepaid expenses and other assets	29,698	(4,532)
Accounts payable	21,022	(2,628)
Accrued expenses	1,054	42,129
Accrued compensation and benefits	(1,921)	(10,325)
Deferred revenue	(68,065)	(4,823)
Other liabilities	(21,658)	4,528
Net cash provided by operating activities - continuing operations	119,001	98,545
Net cash used in operating activities - discontinued operations	(23,234)	(239,018)
Net cash provided by (used in) operating activities	95,767	(140,473)
Cash flows from investing activities:
Capital expenditures	(1,876)	(1,050)
Capitalized software	(26,207)	(26,595)
Cash paid for business acquisitions, net of cash acquired	(24,106)	0
Sale of businesses and other investments, net of cash divested, and distributions received	672,498	5,380
Purchases of equity securities, other investments and related intangible assets, net	(1,342)	(219)
Net cash provided by (used in) investing activities - continuing operations	618,967	(22,484)
Net cash used in investing activities - discontinued operations	(15,248)	(32,388)
Net cash provided by (used in) investing activities	603,719	(54,872)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(32,666)	(12,718)
Credit facility payments	(200,000)	(50,000)
Credit facility borrowings, net of issuance costs	22,335	250,000
Repurchase of common stock	(177,031)	(308,953)
Intercompany to/from parent/subsidiaries	11,685	47,323
Payment of acquisition and other financing obligations	0	(2,400)
Net cash used in financing activities - continuing operations	(375,677)	(76,748)
Net cash used in financing activities - discontinued operations	(11,697)	(48,572)
Net cash used in financing activities	(387,374)	(125,320)
Effect of exchange rate changes on cash and cash equivalents	(728)	(480)
Net increase (decrease) in cash and cash equivalents	311,384	(321,145)
Cash, cash equivalents and restricted cash, beginning of period	190,520	537,465
Cash, cash equivalents and restricted cash, end of period	501,904	216,320
Less: Cash and cash equivalents attributable to discontinued operations	(8,000)	(72,680)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$493,904	$143,640

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

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial statements for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Our estimates and assumptions consider the current economic conditions, including macroeconomic and inflationary trends, and the economic impact of the COVID-19 pandemic, on our critical and significant accounting estimates. Actual results could differ materially from these estimates.

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

At September 30, 2022 and December 31, 2021, we had capitalized costs to obtain or fulfill a contract of $9.4 million and $8.1 million, respectively, in Prepaid and other current assets and $10.6 million and $11.9 million, respectively, in Other assets. During the three months ended September 30, 2022 and 2021, we recognized $3.0 million and $3.1 million, respectively, of amortization expense related to such capitalized costs. During the nine months ended September 30, 2022 and 2021, we recognized $8.8 million and $9.3 million, respectively, of amortization expense related to such capitalized costs. The amortization of these capitalized costs to obtain a contract are included in Selling, general and administrative expense within our consolidated statements of operations.

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

The breakdown of revenue recognized based on the origination of performance obligations and elected accounting expedients is presented in the tables below:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended June 30, 2022	Three Months Ended September 30, 2022
Revenue related to deferred revenue balance at beginning of period	$36,151	$25,901	$22,450
Revenue related to new performance obligations satisfied during the period	45,306	55,990	59,228
Revenue recognized under "right-to-invoice" expedient	61,114	68,877	70,127
Reimbursed travel expenses, shipping and other revenue	101	130	117
Total revenue	$142,672	$150,898	$151,922

(In thousands)	Three Months Ended March 31, 2021	Three Months Ended June 30, 2021	Three Months Ended September 30, 2021
Revenue related to deferred revenue balance at beginning of period	$29,401	$36,770	$38,801
Revenue related to new performance obligations satisfied during the period	47,263	41,814	41,013
Revenue recognized under "right-to-invoice" expedient	56,811	62,105	64,531
Reimbursed travel expenses, shipping and other revenue	177	517	323
Total revenue	$133,652	$141,206	$144,668

The aggregate amount of contract transaction price related to remaining unsatisfied performance obligations represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total unsatisfied performance obligations equaled $989 million as of September 30, 2022, of which we expect to recognize approximately 41% over the next 12 months, and the remaining 59% thereafter.

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

	Three Months Ended September 30, 2022
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$116,280	$6,531	$122,811
Payer & Life Sciences	29,111	0	29,111
Total revenue	$145,391	$6,531	$151,922

	Three Months Ended September 30, 2021
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$110,680	$7,499	$118,179
Payer & Life Sciences	26,489	0	26,489
Total revenue	$137,169	$7,499	$144,668

	Nine Months Ended September 30, 2022
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$341,229	$19,186	$360,415
Payer & Life Sciences	85,077	0	85,077
Total revenue	$426,306	$19,186	$445,492

	Nine Months Ended September 30, 2021
(In thousands)	Veradigm	Unallocated Amounts	Total
Provider	$322,715	$22,538	$345,253
Payer & Life Sciences	74,273	0	74,273
Total revenue	$396,988	$22,538	$419,526

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

We segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. We also used each customer’s primary business unit in our pooling determination. This assessment provides information of the customer including size, segment and industry. The pools are aligned with management’s current review of financial performance. For the three and nine months ended September 30, 2022, no adjustment to the pools was necessary.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a 24-month lookback period of credit memos and adjustments divided by the average contract asset balance for each pool during that period. We considered current economic conditions, including macroeconomic and inflationary trends and how the COVID-19 pandemic is impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data. The September 30, 2022 analysis resulted in a reduction to the ending estimate of credit losses.

Changes in the estimate of credit losses for contract assets are presented in the table below.

	Nine Months Ended September 30,
(In thousands)	2022	2021
Beginning balance	$2,110	$2,110
Write-offs	(345)	0
Ending balance	$1,765	$2,110
Less: Contract assets, short-term	564	576
Total contract assets, long-term	$1,201	$1,534

3. Accounts Receivable

Trade Accounts Receivable – Estimate of Credit Losses

We adopted ASU 2016-13 on January 1, 2020 using the cumulative-effect adjustment transition method. Refer to Note 2, “Revenue from Contracts with Customers” for information regarding the adoption of ASU 2016-13. No adjustments were made to the pools or historical loss rate data for trade accounts receivable during the nine months ended September 30, 2022.

Changes in the estimate of credit losses for trade accounts receivable are presented in the table below.

	Nine Months Ended September 30,
(In thousands)	2022	2021
Beginning balance	$13,360	$20,228
Current period provision	1,979	1,432
Write-offs	(2,471)	(2,291)
Ending balance	$12,868	$19,369

4. Leases

We determine whether an arrangement is a lease at inception. Assets leased under an operating lease arrangement are recorded in Right-of-use assets – operating leases and the associated lease liabilities are included in Current operating lease liabilities and Long-term operating lease liabilities within the consolidated balance sheets. Assets leased under finance lease arrangements are recorded within fixed assets and the associated lease liabilities are recorded within Accrued expenses and Other liabilities within the consolidated balance sheet.

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

We have elected the group of practical expedients under Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to forego assessing upon adoption: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases; and (3) any indirect costs that would have qualified for capitalization for any existing leases. We have lease agreements with lease and non-lease components, which are generally accounted for separately except for real estate leases, which we have elected to combine through a practical expedient under ASU 2016-02. Non-lease components for our leases typically consist of executory costs, and the practical expedient allows for executory costs to be recorded as lease payments. Additionally, for certain equipment leases, we apply a portfolio approach to effectively record right-of-use assets and liabilities.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost (1)	$1,466	$1,828	$4,681	$5,652
Less: Sublease income	(98)	(61)	(196)	(218)
Total operating lease costs	$1,368	$1,767	$4,485	$5,434

(1) Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statements of operations.

Supplemental cash flow information for operating leases is as follows:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,213	$5,615
Right-of-use assets obtained in exchange for operating lease obligations	$273	$0

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	September 30, 2022	December 31, 2021
Right-of-use assets - operating leases	$14,520	$18,324
Current operating lease liabilities	$6,166	$6,133
Long-term operating lease liabilities	$12,315	$16,754
Weighted average remaining lease term (in years)	4	5
Weighted average discount rate	3.3%	3.4%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of September 30, 2022.

September 30, 2022
(In thousands)	Operating Leases
Remainder of 2022	$1,666
2023	6,421
2024	3,706
2025	3,453
2026	2,835
Thereafter	1,581
Total lease liabilities	19,662
Less: Amount representing interest	(1,181)
Less: Short-term lease liabilities	(6,166)
Total Long-term lease liabilities	$12,315

5. Business Combinations and Divestitures

Acquisitions

On March 25, 2022, we acquired Babel Health, which engages in the business of designing, developing, selling and operating encounter data submission and reconciliation solutions. The base purchase price was $24.0 million, subject to adjustment for cash and net working capital balances, resulting in $24.5 million in cash paid ($24.0 million in net cash after accounting for the existing cash balance). The allocation of the purchase price is preliminary and subject to change. Accordingly, adjustments may be made to the values of assets and liabilities assumed as the valuation is finalized and additional information is obtained about the facts and circumstances that existed at the acquisition date. We expect to finalize the valuation and complete the purchase consideration allocation within the allowable measurement period. The management platform will provide managed health care plans with a tailored solution for the risk adjustment claims submission process. The business is included in our Veradigm reportable segment.

The preliminary purchase price allocation of the fair value of the consideration transferred as of the acquisition date of March 25, 2022 is shown in the table below. The goodwill is expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$472
Accounts receivable, net	394
Prepaid expenses and other current assets	206
Fixed assets	48
Intangible assets	7,280
Goodwill	17,320
Other assets	217
Accounts payable and accrued expenses	(752)
Deferred revenue	(675)
Net assets acquired	$24,510

The following table summarizes the estimated fair values of the identifiable intangible assets and their estimated useful lives:

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	21	$4,640
Technology	7	2,600
Tradenames	1	40
		$7,280

We incurred $0.2 million of acquisition costs during the nine months ended September 30, 2022, which are included in Selling, general and administrative expenses in our consolidated statement of operations. The results of operations of Babel Health were not material to our consolidated results of operations for the three and nine months ended September 30, 2022.

Divestitures

On May 2, 2022, we completed the sale of our Hospitals and Large Physician Practices business, including the Sunrise and TouchWorks solutions (the “Hospitals and Large Physician Practices Business”) to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc.), a Delaware corporation (“Altera”), a wholly-owned subsidiary of Constellation Software Inc., an Ontario corporation, pursuant to a purchase agreement (the “Altera Purchase Agreement”) by which Altera purchased substantially all of the assets of the Hospitals and Large Physician Practices Business. The total consideration for the Hospitals and Large Physician Practices Business was $670.0 million in cash paid at closing, with up to an additional $30.0 million of contingent consideration based on the Hospitals and Large Physician Practices Business’s revenue through calendar year 2023. Certain assets relating to the Hospitals and Large Physician Practices Business were excluded from the transaction and retained by the Company, as described in the Altera Purchase Agreement. In addition, Altera assumed certain liabilities related to the Hospitals and Large Physician Practices Business under the terms of the Altera Purchase Agreement. We realized a pre-tax gain upon the sale of $7.9 million, which is included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the nine months ended September 30, 2022. The divestiture was treated as a discontinued operation as of June 30, 2022. Refer to Note 15, “Discontinued Operations” for additional information regarding the historical assets, liabilities and results of operations of the Hospitals and Large Physician Practices Business.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	September 30, 2022				December 31, 2021
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$0	$0	$0	$0	$0	$352	$0	$352
Total assets		$0	$0	$0	$0	$0	$352	$0	$352

Foreign exchange derivative assets	Accrued expenses	$0	$70	$0	$70	$0	$0	$0	$0
Contingent consideration - current	Accrued expenses	0	0	0	0	0	0	19	19
Total liabilities		$0	$70	$0	$70	$0	$0	$19	$19

The changes in our Level 3 liability measured at fair value on a recurring basis at September 30, 2022 is summarized as follows:

(In thousands)	Contingent Consideration
Balance at December 31, 2021	$19
Payments	(19)
Balance at September 30, 2022	$0

Long-term Investments

The following table summarizes our long-term equity investments which are included in Other assets in the accompanying consolidated balance sheets:

	Number of Investees	Original	Carrying Value at
(In thousands, except for number of investees)	at September 30, 2022	Cost	September 30, 2022	December 31, 2021
Equity method investments (1)	5	$8,190	$12,053	$12,260
Cost with adjustments	7	47,114	49,099	49,293
Total long-term equity investments	12	$55,304	$61,152	$61,553

(1) Allscripts share of the earnings of our equity method investees is reported based on a one quarter lag.

During the three months ended September 30, 2021, we divested one of our businesses to a new third-party in exchange for a non-controlling interest in the combined entity, which is a cost method investment. The divestiture resulted in an $8.4 million gain, which is included in the Gain on sale of businesses, net line in our consolidated statements of operations for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021, one of our third-party cost method investments converted its notes and we received 475 thousand shares in such third party as a result of the conversion. We also revalued our existing investment based on the note conversion share price. The note conversion and the revaluation of the existing investment resulted in a $9.7 million gain, which is included in the Other income, net line in our consolidated statements of operations for the nine months ended September 30, 2021.

As of September 30, 2022, it is not practicable to estimate the fair value of our non-marketable cost and equity method investments, primarily because of their illiquidity and restricted marketability. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment of Long-term Investments

Each quarter, management performs an assessment of each of our investments on an individual basis to determine if there have been any declines in fair value. Based on our assessment, we determined no impairment charges were necessary for the nine months ended September 30, 2022.

Long-term Financial Liabilities

Our long-term financial liabilities include amounts outstanding under our Senior Secured Credit Facility (as described in Note 10, “Debt”), with carrying values that approximate fair value since the interest rates approximate current market rates. Refer to Note 10, “Debt,” for further information regarding our long-term financial liabilities.

7. Stockholders' Equity

Stock-based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2022 and 2021 is included in our consolidated statements of operations as shown in the below table. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of our common stock under our employee stock purchase plan. No stock-based compensation costs were capitalized during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue:
Provider	$283	$213	$821	$709
Payer & Life Sciences	46	52	71	158
Total cost of revenue	329	265	892	867
Selling, general and administrative expenses	3,831	2,079	17,629	6,967
Research and development	552	828	2,278	2,834
Total stock-based compensation expense	$4,712	$3,172	$20,799	$10,668

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

The fair value of service-based and performance-based restricted stock units is measured at the underlying closing share price of our common stock on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo pricing model. No stock options were granted during the three and nine months ended September 30, 2022 and 2021.

We granted stock-based awards as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
(In thousands, except per share amounts)	Shares	Fair Value	Shares	Fair Value
Service-based restricted stock units	14	$15.82	1,260	$18.41
Performance-based restricted stock units with a service condition	0	$0.00	243	$18.56
Market-based restricted stock units with a service condition	0	$0.00	258	$21.90
	14	$15.82	1,761	$18.94

During the nine months ended September 30, 2022 and the year ended December 31, 2021, 2.9 million and 2.2 million shares of common stock, respectively, were issued in connection with the release of restrictions on stock-based awards.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock. The majority of restricted stock units and awards that vested during the nine months ended September 30, 2022 and 2021 were net-share settled such that we withheld shares with fair value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. Total payments for the employees' minimum statutory tax obligations to the taxing authorities are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld for the nine months ended September 30, 2022 and 2021 were 1.6 million and 900 thousand, respectively, and were based on the value of the restricted stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

Stock Repurchases

On November 18, 2020, we announced that our Board of Directors approved a stock purchase program (the “2020 Program”) under which we were authorized to repurchase up to $300 million of our common stock through December 31, 2021. The 2020 Program replaced a previous program that was fully utilized. During the nine months ended September 30, 2021, we repurchased 5.6 million shares of our common stock under the 2020 Program for a total of $101.5 million, net of commissions. This was inclusive of the 1.6 million shares we received at final settlement of the accelerated share repurchase program we entered into on November 30, 2020. Please refer to Part II, Item 8 of our Form 10-K for further details on this accelerated share repurchase program.

On May 26, 2021, we announced that our Board of Directors approved a stock purchase program (the “2021 Program”) under which we were authorized to repurchase up to $350 million of our common stock. The 2021 Program replaced the 2020 Program that was fully utilized and did not have a termination date. During the three months ended September 30, 2021, we received 2.4 million shares of our common stock for a total of $38.8 million at final settlement of the accelerated share repurchase program we entered into on June 14, 2021. During the nine months ended September 30, 2021, we repurchased 13.9 million shares of our common stock under the 2021 Program for a total of $241.7 million, net of commissions. This was inclusive of the shares we received at initial and final settlement of the accelerated share repurchase program entered into on June 14, 2021. Please refer to Part II, Item 8 of our Form 10-K for further details on this accelerated share repurchase program.

On January 24, 2022, we announced that our Board of Directors approved a stock purchase program (the “2022 Program”) under which we may repurchase up to $250 million of our common stock, with no termination date. The 2022 Program replaced the 2021 Program that was fully utilized. During the three months ended September 30, 2022, we repurchased 1.9 million shares of our common stock under the 2022 Program for a total of $33.7 million, net of commissions. During the nine months ended September 30, 2022, we repurchased 9.7 million shares of our common stock under the 2022 Program for a total of $177.0 million, net of commissions.

The approximate dollar value of shares of our common stock that may yet be purchased under the 2022 Program was $73.2 million as of September 30, 2022. Any future stock repurchase transactions may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Basic earnings (loss) per Common Share:
Income from continuing operations, net of tax	$10,925	$20,276	$32,658	$50,719
Income (loss) from discontinued operations, net of tax	3,603	(4,096)	(59,299)	(3,556)
Net income (loss)	$14,528	$16,180	$(26,641)	$47,163

Weighted-average common shares outstanding	110,206	123,892	113,419	133,517

Basic earnings from continuing operations per Common Share	$0.10	$0.16	$0.29	$0.38
Basic earnings (loss) from discontinued operations per Common Share	0.03	(0.03)	(0.52)	(0.03)
Net earnings (loss) per Common Share	$0.13	$0.13	$(0.23)	$0.35

Diluted earnings (loss) per Common Share:
Income from continuing operations, net of tax	$10,925	$20,276	$32,658	$50,719
Effect of assumed conversions:
Plus: Interest expense, net of tax, associated with 0.875% Convertible Senior Notes	506	0	1,519	0
Income from continuing operations, net of tax after the effect of assumed conversions	$11,431	$20,276	$34,177	$50,719

Income (loss) from discontinued operations, net of tax	$3,603	$(4,096)	$(59,299)	$(3,556)

Weighted-average common shares outstanding	110,206	123,892	113,419	133,517
Plus: Dilutive effect of restricted stock unit awards, convertible notes and warrants	18,665	7,460	20,861	8,564
Weighted-average common shares outstanding assuming dilution	128,871	131,352	134,280	142,081

Diluted earnings from continuing operations per Common Share	$0.09	$0.15	$0.25	$0.36
Diluted (loss) earnings from discontinued operations per Common Share	0.03	(0.03)	(0.44)	(0.03)
Net earnings (loss) per Common Share	$0.12	$0.12	$(0.19)	$0.33

Shares of common stock underlying the following restricted stock unit awards, convertible notes and warrants are not included in the computation of diluted earnings per share as the effect of including such restricted stock unit awards, convertible notes and warrants in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Shares subject to anti-dilutive restricted stock unit awards, convertible notes and warrants excluded from calculation	1,452	1,504	180	1,502

9. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$252,083	$(232,475)	$19,608	$249,483	$(227,408)	$22,075
Customer contracts and relationships	402,125	(328,478)	73,647	397,445	(321,830)	75,615
Total	$654,208	$(560,953)	$93,255	$646,928	$(549,238)	$97,690

Intangibles not subject to amortization:
Registered trademarks			$52,000			$52,000
Goodwill			523,927			506,607
Total			$575,927			$558,607

Changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2022 were as follows:

(In thousands)	Veradigm	Unallocated	Total
Balance as of December 31, 2021	$467,630	$38,977	$506,607
Additions	17,320	0	17,320
Balance as of September 30, 2022	$484,950	$38,977	$523,927

There were no accumulated impairment losses associated with goodwill as of September 30, 2022 and December 31, 2021.

10. Debt

Debt outstanding, excluding lease obligations, consists of the following:

	September 30, 2022			December 31, 2021
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
0.875% Convertible Senior Notes (1)	$207,911	$3,875	$204,036	$167,853	$(9,057)	$176,910
Senior Secured Credit Facility	0	3,710	(3,710)	175,000	1,848	173,152
Total debt	$207,911	$7,585	$200,326	$342,853	$(7,209)	$350,062

(1) As of September 30, 2022, the principal balance is recognized in debt. As of December 31, 2021, the principal balance is $207,911 thousand; $167,853 thousand is recognized in debt and $40,058 thousand is recognized in additional paid-in capital.

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest expense	$816	$1,742	$3,406	$4,109
Amortization of discounts and debt issuance costs	430	1,875	1,863	5,600
Total interest expense	$1,246	$3,617	$5,269	$9,709

Interest expense related to the 0.875% Convertible Senior Notes included in the table above consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Coupon interest	$454	$454	$1,364	$1,364
Amortization of discounts and debt issuance costs	228	1,479	684	4,412
Total interest expense related to the 0.875% Convertible Senior Notes	$682	$1,933	$2,048	$5,776

Allscripts Senior Secured Credit Facility

On April 29, 2022, Allscripts and Allscripts Healthcare LLC entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and other lenders party thereto, amending and restating the then-existing agreement (the “Second Amended Credit Agreement”). The Third Amended Credit Agreement provides for a $700.0 million senior secured revolving facility (the “Revolving Facility”). A total of up to $50.0 million of the Revolving Facility is available for the issuance of letters of credit, up to $25.0 million of the Revolving Facility is available for swingline loans, and up to $100.0 million of the Revolving Facility can be borrowed under certain foreign currencies. Proceeds from the borrowings under the Third Amended Credit Agreement were used for the refinancing of loans under the Second Amended Credit Agreement.

As of September 30, 2022, $0.8 million in letters of credit were outstanding under the Third Amended Credit Agreement. No amounts under the Revolving Facility were outstanding under the Third Amended Credit Agreement as of September 30, 2022. We were in compliance with all covenants under the Third Amended Credit Agreement as of September 30, 2022.

As of September 30, 2022, we had $699.2 million available borrowing capacity, net of any outstanding letters of credit, under the Revolving Facility. There can be no assurance that we will be able to draw on the full available balance of the Revolving Facility if the financial institutions that have extended such credit commitments become unwilling or unable to fund such borrowings or if we are unable to maintain compliance with applicable covenants.

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

The 0.875% Convertible Senior Notes became convertible at the option of the holders during the first quarter of 2022. However, as of September 30, 2022, none of the 0.875% Convertible Senior Notes have been converted. The remaining principal amount of the 0.875% Convertible Senior Notes at September 30, 2022 totaled $207.9 million. The carrying value of the capped call fees at September 30, 2022 was $16.4 million.

Future Debt Payments

The following table summarizes future debt principal payment obligations as of September 30, 2022:

(In thousands)	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
0.875% Convertible Senior Notes (1)	$207,911	$0	$0	$0	$0	$0	$207,911
Total debt	$207,911	$0	$0	$0	$0	$0	$207,911

(1) Amount represents the face value of the 0.875% Convertible Senior Notes.

11. Income Taxes

We account for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). We calculate the quarterly tax provision consistent with the guidance provided by ASC 740, whereby we forecast the estimated annual effective tax rate and then apply that rate to the year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. There is no tax benefit recognized on certain of the net operating losses incurred due to insufficient evidence supporting the Company’s ability to use these losses in the future. The effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2022	2021	2022	2021
Income from continuing operations before income taxes	$24,793	$27,466	$23,526	$63,183
Income tax (provision) benefit	$(13,868)	$(7,190)	$9,132	$(12,464)
Effective tax rate	55.9%	26.2%	38.8%	19.7%

NM - We define “NM” as not meaningful for percentages greater than 200%.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items including a windfall benefit of $12.6 million for the nine months ended September 30, 2022 and a windfall benefit of $4.6 million for the nine months ended September 30, 2021. Our effective tax rates for the three and nine months ended September 30, 2022, compared with the prior year comparable periods, differ primarily due to the release of valuation allowance of $11.2 million in both the three and nine months ended September 30, 2022. In addition, the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $24.8 million and $23.5 million in the three and nine months ended September 30, 2022, compared to the impact of these items on a pre-tax income of $27.5 million and $63.2 million for the three and nine months ended September 30, 2021.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the nine months ended September 30, 2022, we released valuation allowances of $11.2 million related to U.S. deferred tax assets.

Our unrecognized income tax benefits were $31.7 million and $30.3 million as of September 30, 2022 and December 31, 2021, respectively. If any portion of our unrecognized tax benefits is recognized, it could impact our effective tax rate. The tax reserves are reviewed periodically and adjusted considering changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

12. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

	September 30, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$0	Accrued expenses	$70
Total derivatives		$0		$70

	December 31, 2021
	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$352	Accrued expenses	$0
Total derivatives		$352		$0

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of September 30, 2022, there were three forward contracts outstanding that when entered into were staggered to mature monthly starting in October 2022 and ending in December 2022. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2022. As of September 30, 2022, the notional amount for each of the outstanding forward contracts was 50 million INR, or the equivalent of $0.6 million, based on the exchange rate between the United States dollar and the INR in effect as of September 30, 2022. These amounts also approximate the forecasted future INR expenses we target to hedge in any one month in the future. As of September 30, 2022, we estimate that $0.1 million of net unrealized derivative losses included in accumulated other comprehensive income (loss) (“AOCI”) will be reclassified into income within the next 12 months.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive income (loss):

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Foreign exchange contracts	$(76)	$(379)	Cost of Revenue	$(21)	$15
			Selling, general and administrative expenses	(14)	9
			Research and development	(25)	17

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income
(In thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Foreign exchange contracts	$0	$121	Cost of Revenue	$0	$611
			Selling, general and administrative expenses	0	351
			Research and development	0	668

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2021 (1)	$(3,026)	$261	$(2,765)
Other comprehensive (loss) income before reclassifications	(808)	(282)	(1,090)
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(31)	(31)
Net other comprehensive income (loss)	(808)	(313)	(1,121)
Balance as of September 30, 2022 (2)	$(3,834)	$(52)	$(3,886)

(1) Net of taxes of $91 thousand for unrealized net gains on foreign exchange contract derivatives.

(2) Net of taxes of $18 thousand for unrealized net losses on foreign exchange contract derivatives.

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total
Balance as of December 31, 2020 (1)	$(2,957)	$1,119	$(1,838)
Other comprehensive (loss) income before reclassifications	(285)	90	(195)
Net (gains) losses reclassified from accumulated other comprehensive loss	0	(1,209)	(1,209)
Net other comprehensive income (loss)	(285)	(1,119)	(1,404)
Balance as of September 30, 2021	$(3,242)	$0	$(3,242)

(1) Net of taxes of $390 thousand for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)

The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2022			2021
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$59	$0	$59	$(805)	$0	$(805)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(76)	20	(56)	0	0	0
Net losses (gains) reclassified into income	60	(15)	45	0	0	0
Net change in unrealized (losses) gains on foreign exchange contracts	(16)	5	(11)	0	0	0
Other comprehensive income (loss)	$43	$5	$48	$(805)	$0	$(805)

	Nine Months Ended September 30,
	2022			2021
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(808)	$0	$(808)	$(285)	$0	$(285)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net (losses) gains arising during the period	(379)	97	(282)	121	(31)	90
Net (gains) losses reclassified into income	(41)	10	(31)	(1,630)	421	(1,209)
Net change in unrealized (losses) gains on foreign exchange contracts	(420)	107	(313)	(1,509)	390	(1,119)
Other comprehensive (loss) income	$(1,228)	$107	$(1,121)	$(1,794)	$390	$(1,404)

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

The Enterprise Information Solutions business (the “EIS Business”) acquired from McKesson Corporation (“McKesson”) on October 2, 2017 is subject to a May 2017 civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York related to the Horizon Clinicals software. In August 2018, McKesson received an additional CID (together with the May 2017 CID, the “McKesson CIDs”), related to the Paragon software. The McKesson CIDs request documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. McKesson has agreed, with respect to the McKesson CIDs, to indemnify Allscripts for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition. In October 2021, Allscripts received a CID seeking information about its acquisition of the EIS Business from McKesson and the Horizon Clinicals software. McKesson has agreed to assume defense of this CID. In May 2022, Allscripts completed the sale of substantially all of the assets of its Hospitals and Large Physician Practices Business to Altera. This divestiture included the sale of the Paragon software; however, the divestiture did not include the Horizon Clinicals software or liabilities arising from the McKesson CIDs.

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

15. Discontinued Operations

Hospitals and Large Physician Practices Discontinued Operation

On May 2, 2022, we sold substantially all of the assets of the Hospitals and Large Physician Practices Business. The Hospitals and Large Physician Practices Business sale represented a strategic shift that had a major effect on our operations and financial results. As of September 30, 2022, we reported the Hospitals and Large Physician Practices Business as discontinued operations. Prior to the sale, the Hospitals and Large Physician Practices Business was part of the former Hospitals and Large Physician Practices reportable segment.

The following table summarizes the major classes of assets and liabilities of the Hospitals and Large Physician Practices Business as reported on the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Carrying amounts of major classes of assets associated with Hospitals and Large Physician Practices included as part of discontinued operations:
Cash and cash equivalents	$8,000	$55,834
Restricted cash	0	861
Accounts receivable, net of allowance of $16,584 as of December 31, 2021	0	155,447
Contract assets, net of allowance of $492 as of December 31, 2021	0	61,382
Prepaid expenses and other current assets	0	58,431
Total current assets attributable to discontinued operations	8,000	331,955

Fixed assets, net	0	38,083
Software development costs, net	0	97,416
Intangible assets, net	0	86,240
Goodwill	0	467,871
Deferred taxes, net	0	6,607
Contract assets - long-term, net of allowance of $739 as of December 31, 2021	0	28,623
Right-of-use assets - operating leases	0	50,585
Other assets	0	17,731
Total long-term assets attributable to discontinued operations	$0	$793,156

Carrying amounts of major classes of liabilities associated with Hospitals and Large Physician Practices included as part of discontinued operations:

Accounts payable	$17,687	$11,555
Accrued expenses	0	38,007
Income tax payable	925	0
Accrued compensation and benefits	0	61,167
Deferred revenue	0	205,152
Current operating lease liabilities	0	13,466
Total current liabilities attributable to discontinued operations	18,612	329,347

Deferred revenue long-term	0	2,568
Long-term operating lease liabilities	0	48,068
Other liabilities	0	270
Total long-term liabilities attributable to discontinued operations	$0	$50,906

The following table summarizes the major income and expense line items of the Hospitals and Large Physician Practices Business as reported in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. The activity during the three months ended September 30, 2022 relates to certain adjustments made in connection with the sale of the Hospitals and Large Physician Practices Business, primarily relating to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Major income and expense line items related to Hospitals and Large Physician Practices:
Revenue:
Provider	$(8)	$224,605	$284,791	$691,813
Total revenue	(8)	224,605	284,791	691,813
Cost of revenue:
Provider	32	145,487	189,530	442,234
Total cost of revenue	32	145,487	189,530	442,234
Gross (loss) profit	(40)	79,118	95,261	249,579
Selling, general and administrative expenses	369	51,384	68,900	151,895
Research and development	25	24,498	32,011	83,288
Asset impairment charges	0	6,160	0	11,232
Amortization of intangible assets	0	3,455	3,538	10,376
Loss from discontinued operations for Hospitals and Large Physician Practices	(434)	(6,379)	(9,188)	(7,212)
Other income, net	0	206	12	674
Gain on sale of discontinued operations	5,174	0	7,939	0
Equity in net (loss) income of unconsolidated investments	0	0	(76)	0
Income (loss) from discontinued operations for Hospitals and Large Physician Practices before income taxes	4,740	(6,173)	(1,313)	(6,538)
Income tax (provision) benefit	(1,137)	2,091	(57,986)	2,511
Income (loss) from discontinued operations, net of tax for Hospitals and Large Physician Practices	$3,603	$(4,082)	$(59,299)	$(4,027)

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

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2021
Major income and expense line items related to EPSi and CarePort:
Revenue:
Provider	$6	$6
Total revenue	6	6
Cost of revenue:
Provider	19	(29)
Total cost of revenue	19	(29)
Gross (loss) profit	(13)	35
Selling, general and administrative expenses	2	76
Research and development	0	(32)
Loss from discontinued operations for EPSi and CarePort	(15)	(9)
Other income, net	1	2
Gain on sale of discontinued operations	0	647
(Loss) income from discontinued operations for EPSi and CarePort before income taxes	(14)	640
Income tax provision	0	(169)
(Loss) income from discontinued operations, net of tax for EPSi and CarePort	$(14)	$471

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

On March 2, 2022, we entered into a purchase agreement to sell substantially all of the assets of our Hospitals and Large Physician Practices Business. As of March 31, 2022, the assets and liabilities related to the purchase agreement were classified as held for sale on our consolidated balance sheet. We also classified the related assets and liabilities in discontinued operations, as the Hospitals and Large Physician Practices Business disposition represented a strategic shift that had a major effect on our operations and financial results. As a result of the transaction, we realigned our reporting structure. As of March 31, 2022, we had two operating segments: (i) Veradigm and (ii) Certain Products. The Veradigm operating segment was the equivalent to our one reportable segment. On May 2, 2022, we completed the sale of the Hospitals and Large Physician Practices Business. As of September 30, 2022, our two operating segments and one reportable segment remain unchanged from the end of the first quarter of 2022. The prior period segment disclosures below have been revised to conform to the current period presentation.

Our chief operating decision maker uses segment revenues, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue:
Veradigm	$145,391	$137,169	$426,306	$396,988
Unallocated Amounts	6,531	7,499	19,186	22,538
Total revenue	$151,922	$144,668	$445,492	$419,526

Gross profit:
Veradigm	$78,801	$65,696	$223,405	$187,960
Unallocated Amounts	4,635	3,944	12,994	13,016
Total gross profit	$83,436	$69,640	$236,399	$200,976

Income (loss) from operations:
Veradigm	$27,707	$17,099	$69,796	$46,607
Unallocated Amounts	(2,706)	1,385	(43,579)	(3,576)
Total income (loss) from operations	$25,001	$18,484	$26,217	$43,031

17. Supplemental Disclosures

Supplemental Consolidated Statements of Cash Flows Information

The majority of the restricted cash balance as of September 30, 2022 and 2021 represents lease deposits.

	September 30,
(In thousands)	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$492,597	$142,333
Restricted cash	1,307	1,307
Total cash, cash equivalents and restricted cash	$493,904	$143,640

	Nine Months Ended September 30,
(In thousands)	2022	2021
Supplemental non-cash information:
Sale of 2bPrecise business in exchange for a non-controlling interest in the combined entity	$0	$11,768
Issuance of treasury stock to commercial partner	$0	$534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical fact or pattern, including statements regarding the potential impacts of the COVID-19 pandemic and steps we have taken or plan to take in response thereto, statements related to the effect of macroeconomic trends, statements regarding evolving patient care models, statements regarding legislative, administrative and regulatory actions on our business and opportunities related to accumulated patient data, statements regarding our expected future investment in research and development efforts and statements regarding our operations following the sale of the Hospitals and Large Physician Practices Business. Forward-looking statements can also be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to: our ability to achieve the margin targets associated with our profitability initiatives within the contemplated time periods, if at all; the continued impact of the COVID-19 pandemic, including the impacts of our responses and the responses by governments and other businesses to the pandemic, on our business, our employees, our clients and our suppliers; security breaches resulting in unauthorized access to our or our clients’ computer systems or data, including denial-of-services ransomware or other Internet-based attacks; the failure by Practice Fusion to comply with the terms of the settlement agreements with the U.S. Department of Justice (the “DOJ”); the costs and burdens of compliance by Practice Fusion with the terms of its settlement agreements with the DOJ; additional investigations and proceedings from governmental entities or third parties other than the DOJ related to the same or similar conduct underlying the DOJ’s investigations into Practice Fusion’s business practices; our ability to recover from third parties (including insurers) any amounts paid in connection with Practice Fusion’s settlement agreements with the DOJ and related inquiries; the expected financial results of businesses acquired by us; the successful integration of businesses acquired by us; the anticipated and unanticipated expenses and liabilities related to businesses acquired by us, including the civil investigation by the U.S. Attorney’s Office involving our Enterprise Information Solutions business; other risks associated with investments and acquisitions; risks associated with the disposition of the Hospitals and Large Physician Practices Business; our failure to compete successfully; consolidation in our industry; current and future laws, regulations and industry initiatives; increased government involvement in our industry; the failure of markets in which we operate to develop as quickly as expected; our or our customers’ failure to see the benefits of government programs; changes in interoperability or other regulatory standards; our ability to maintain and expand our business with existing clients or effectively transition clients to newer products; the effects of the realignment of our sales, services and support organizations; market acceptance of our products and services; the unpredictability of the sales and implementation cycles for our products and services; our ability to manage future growth; our ability to introduce new products and services; our ability to establish and maintain strategic relationships; the performance of our products; our ability to protect our intellectual property rights; the outcome of legal proceedings involving us; our ability to hire, retain and motivate key personnel; performance by our content and service providers; liability for use of content; price reductions; our ability to license and integrate third-party technologies; risks related to global operations; variability of our quarterly operating results; risks related to our outstanding indebtedness; changes in tax rates or laws; business disruptions; our ability to maintain proper and effective internal controls; asset and long-term investment impairment charges; inflationary pressures and macroeconomic volatility; and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended (our “Form 10-K”) under the heading “Risk Factors” and elsewhere. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements” in this Form 10-Q, as well as our Form 10-K filed with the Securities and Exchange Commission (the “SEC”). We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Globally, healthcare providers continue to face the challenges of caring for an aging population with an increasing number of patients with chronic diseases, as well as the ongoing novel coronavirus (“COVID-19”) crisis. At the same time, practitioners worldwide are also under growing pressure to demonstrate the delivery of high-quality care at lower costs and to fully embrace expectations of efficient, patient-centered information exchange. Congressional oversight of EHRs and health information technology has increased in recent years. This increased oversight has impacted and could continue to impact our clients and our business. The passage of the 21st Century Cures Act in December 2016 assuaged some concerns about interoperability and possible U.S. Food and Drug Administration oversight of EHRs, and the ensuing regulations on data blocking and interoperability were released by the Department of Health and Human Services (“HHS”) in March 2020 and became applicable under Office of the National Coordinator for Health Information Technology oversight in April 2021. Additional regulatory clarity will come with the final rule expected shortly from the HHS Office of the Inspector General, as well as a rule from HHS that will outline disincentives for providers who may be engaged in blocking behaviors. Some aspects of the new regulations are having a significant effect on our business processes and how our clients must exchange patient information. In particular, Allscripts must complete development work to satisfy the revised and new certification criterion, and we and our clients will continue making adjustments to business practices associated with information exchange and provision of Electronic Health Information.

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

Impacts of COVID-19

The global outbreak of COVID-19 continues to cause volatile economic activity around the world, and the degrees of any economic recovery in various jurisdictions have not been linear. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We are conducting business with certain modifications to employee travel and employee work locations, and have implemented certain cost reduction initiatives, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and stockholders.

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

The COVID-19 pandemic negatively impacted revenue for the three and nine months ended September 30, 2022, as projects and buying decisions from the prior year were delayed due in part to the pandemic. However, the negative impacts on our business in the first, second and third quarters of 2022 were minimal compared to the prior year periods. The extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. Future developments include resurgences or additional “waves” of outbreaks of COVID-19 in various jurisdictions (including new lineages of the virus), the impact of COVID-19 on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy, and the availability, effectiveness and public acceptance of vaccines.

Changes in Macroeconomic Conditions

A potential economic recession and uncertainty in financial markets have resulted in changes in market conditions and produced market volatility. The impact of inflation and rising interest rates may affect the financial performance of the customers we serve and influence customer demand.

Third Quarter 2022 Summary

During the third quarter of 2022, we continued to make progress on our key strategic, financial and operational imperatives, which are aimed at driving higher client satisfaction, increasing operating margins and improving our competitive position by expanding the depth and breadth of our products. Additionally, we believe there are still opportunities to continue to improve our operating leverage and further streamline our operations, and such efforts are ongoing.

Total revenue for the third quarter of 2022 was $152 million, an increase of $7 million compared to the third quarter of 2021. For the three months ended September 30, 2022, provider revenue and payer & life sciences revenue were $123 million and $29 million, respectively, compared with $118 million and $27 million, respectively, during the three months ended September 30, 2021. Gross profit for the third quarter of 2022 was $83 million, an increase of $14 million compared to the third quarter of 2021. Gross margin increased to 54.9% in the third quarter of 2022 compared to a 48.1% gross margin in the third quarter of 2021.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Revenue:
Provider	$122,811	$118,179	3.9%	$360,415	$345,253	4.4%
Payer & Life Sciences	29,111	26,489	9.9%	85,077	74,273	14.5%
Total revenue	151,922	144,668	5.0%	445,492	419,526	6.2%
Cost of revenue:
Provider	57,252	61,606	(7.1%)	172,595	180,566	(4.4%)
Payer & Life Sciences	11,234	13,422	(16.3%)	36,498	37,984	(3.9%)
Total cost of revenue	68,486	75,028	(8.7%)	209,093	218,550	(4.3%)
Gross profit	83,436	69,640	19.8%	236,399	200,976	17.6%
Gross margin %	54.9%	48.1%		53.1%	47.9%
Selling, general and administrative expenses	32,518	27,392	18.7%	133,683	87,680	52.5%
Research and development	23,681	21,042	12.5%	69,851	62,644	11.5%
Asset impairment charges	0	359	(100.0%)	0	531	(100.0%)
Amortization of intangible and acquisition-related assets	2,236	2,363	(5.4%)	6,648	7,090	(6.2%)
Income from operations	25,001	18,484	35.3%	26,217	43,031	(39.1%)
Interest expense	(1,246)	(3,617)	(65.6%)	(5,269)	(9,709)	(45.7%)
Other income, net	1,655	4,493	(63.2%)	3,800	21,819	(82.6%)
Gain on sale of businesses, net	0	8,363	(100.0%)	0	8,363	(100.0%)
Equity in net loss of unconsolidated investments	(617)	(257)	140.1%	(1,222)	(321)	NM
Income from continuing operations before income taxes	24,793	27,466	(9.7%)	23,526	63,183	(62.8%)
Income tax (provision) benefit	(13,868)	(7,190)	92.9%	9,132	(12,464)	(173.3%)
Effective tax rate	55.9%	26.2%		38.8%	19.7%
Income from continuing operations, net of tax	10,925	20,276	(46.1%)	32,658	50,719	(35.6%)
Loss from discontinued operations	(434)	(6,187)	(93.0%)	(9,252)	(6,545)	41.4%
Gain on sale of discontinued operations	5,174	0	100.0%	7,939	647	NM
Income tax effect on discontinued operations	(1,137)	2,091	(154.4%)	(57,986)	2,342	NM
Income (loss) from discontinued operations, net of tax	3,603	(4,096)	188.0%	(59,299)	(3,556)	NM
Net income (loss)	$14,528	$16,180	(10.2%)	$(26,641)	$47,163	(156.5%)
NM – We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Revenue:
Provider	$122,811	$118,179	3.9%	$360,415	$345,253	4.4%
Payer & Life Sciences	29,111	26,489	9.9%	85,077	74,273	14.5%
Total revenue	$151,922	$144,668	5.0%	$445,492	$419,526	6.2%

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

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

Provider revenue increased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, reflecting increases in transaction-related, subscription and upfront software revenues. Payer and life sciences revenue increased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, primarily due to an increase in subscription revenues and transaction-related revenues.

The percentage of provider and payer and life sciences revenue of our total revenue was 81% and 19%, respectively, during the three and nine months ended September 30, 2022 and 82% and 18%, respectively, during the three and nine months ended September 30, 2021.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Total cost of revenue	$68,486	$75,028	(8.7%)	$209,093	$218,550	(4.3%)
Gross profit	$83,436	$69,640	19.8%	$236,399	$200,976	17.6%
Gross margin %	54.9%	48.1%		53.1%	47.9%

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Gross profit and margin increased during the three and nine months ended September 30, 2022 compared with the prior year comparable periods, primarily due to increases in revenues, lower contractor usage and improvements to our hosting infrastructure costs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Selling, general and administrative expenses	$32,518	$27,392	18.7%	$133,683	$87,680	52.5%

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Selling, general and administrative expenses increased during the three and nine months ended September 30, 2022, compared with the prior year comparable periods, primarily due to higher legal costs and increases in stock-based compensation expense. In addition, certain corporate expenses that remained after the disposition of the Hospitals and Large Physician Practices business are being fully recognized in 2022, whereas in 2021 those comparable expenses were allocated between Veradigm and the Hospitals and Large Physician Practices businesses.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Research and development	$23,681	$21,042	12.5%	$69,851	$62,644	11.5%

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Research and development expenses increased during the three and nine months ended September 30, 2022 compared with the prior year comparable periods, primarily due to the increased investment in Veradigm products for both provider and payer and life sciences.

Asset impairment charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Asset impairment charges	$0	$359	(100.0%)	$0	$531	(100.0%)

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Asset impairment charges for the three and nine months ended September 30, 2021 were due to the write-off of deferred costs related to our private cloud hosting operations.

Amortization of Intangible and Acquisition-related Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Amortization of intangible and acquisition-related assets	$2,236	$2,363	(5.4%)	$6,648	$7,090	(6.2%)

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

The decrease in amortization expense for the three and nine months ended September 30, 2022, compared with the prior year comparable periods, was due to normal amortization expense and certain intangible assets being fully amortized in 2021.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Interest expense	$1,246	$3,617	(65.6%)	$5,269	$9,709	(45.7%)

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Interest expense decreased during the three and nine months ended September 30, 2022 compared with the prior year comparable periods, primarily due to lower outstanding debt levels in the current year and the absence of accreted interest expense in the current year for the equity component of the 0.875% Convertible Senior Notes. As of January 1, 2022, we adopted Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which required us to remove the equity component from Additional paid-in capital. Refer to Note 10, “Debt” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Other income, net	$1,655	$4,493	(63.2%)	$3,800	$21,819	(82.6%)

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Other income, net for the three and nine months ended September 30, 2022 and 2021 consisted of a combination of interest income and miscellaneous receipts and expenses. Income during the three months ended September 30, 2021 was primarily due to a $1.4 million distribution received from a third-party cost method investment and a $1.6 million gain as a result of the sale of a third-party cost method investment. In addition to the items previously mentioned, the income during the nine months ended September 30, 2021 included a $5.0 million distribution received from the Practice Fusion escrow account related to the settlement agreements with the DOJ, a $9.7 million gain as a result of a note conversion, the revaluation of our existing investment with a third-party cost method investment, and a $1.4 million distribution received from a third-party cost method investment.

Gain on Sale of Businesses, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Gain on sale of businesses, net	$0	$8,363	(100.0%)	$0	$8,363	(100.0%)

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Gain on sale of businesses, net during the three and nine months ended September 30, 2021 consisted of a gain of $8.4 million from the divestiture of our 2bPrecise business.

Equity in Net Loss of Unconsolidated Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Equity in net loss of unconsolidated investments	$(617)	$(257)	140.1%	$(1,222)	$(321)	NM

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Equity in net loss of unconsolidated investments represents our share of the equity earnings (or losses) of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Income tax (provision) benefit	$(13,868)	$(7,190)	92.9%	$9,132	$(12,464)	(173.3%)
Effective tax rate	55.9%	26.2%		38.8%	19.7%

NM - We define “NM” as not meaningful for percentages greater than 200%

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, income attributable to foreign jurisdictions taxed at different rates, state taxes, tax credits and certain discrete items including a windfall benefit of $12.6 million for the nine months ended September 30, 2022 and a windfall benefit of $4.6 million for the nine months ended September 30, 2021. Our effective tax rate for the three and nine months ended September 30, 2022, compared with the prior year comparable periods, differs primarily due to the release of valuation allowance of $11.2 million in the three and nine months ended September 30, 2022. In addition, the permanent items, credits and the impact of foreign earnings had more impact on the pre-tax income of $24.8 million and $23.5 million in the three and nine months ended September 30, 2022, respectively, compared to the impact of these items on a pre-tax income of $27.5 million and $63.2 million for the three and nine months ended September 30, 2021, respectively.

In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). During the nine months ended September 30, 2022, we released valuation allowances of $11.2 million related to U.S. deferred tax assets.

Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Loss from discontinued operations	$(434)	$(6,187)	(93.0%)	$(9,252)	$(6,545)	41.4%
Gain on sale of discontinued operations	5,174	0	100.0%	7,939	647	NM
Income tax effect on discontinued operations	(1,137)	2,091	(154.4%)	(57,986)	2,342	NM
Income (loss) from discontinued operations, net of tax	$3,603	$(4,096)	188.0%	$(59,299)	$(3,556)	NM

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

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

The loss from discontinued operations for the three and nine months ended September 30, 2022 represents the operating statement activity related to the Hospitals and Large Physician Practices Business. The gain on sale of discontinued operations for the three and nine months ended September 30, 2022 is a result of the sale of the Hospitals and Large Physician Practices Business. The income tax effect on discontinued operations for the three and nine months ended September 30, 2022 represents the income tax expense related to the Hospitals and Large Physician Practices Business. The three months ended September 30, 2022 included certain adjustments made in connection with the sale of the Hospitals and Large Physician Practices Business, primarily relating to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

The loss from discontinued operations for the three months ended September 30, 2021 and the income from discontinued operations for the nine months ended September 30, 2021 primarily represent the operating statement activity related to the Hospitals and Large Physician Practices Business. The gain on sale of discontinued operations for the nine months ended September 30, 2021 represents the net working capital adjustments to the gain from the sale of CarePort. The income tax effect on discontinued operations for the three and nine months ended September 30, 2021 primarily represents the income tax expense related to the Hospitals and Large Physician Practices Business. Refer to Note 15, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information regarding discontinued operations.

Segment Operations

On March 2, 2022, we entered into a purchase agreement to sell substantially all of the assets of our Hospitals and Large Physician Practices Business. As of March 31, 2022, the operating segment was classified in discontinued operations as the disposition represented a strategic shift that had a major effect on our operations and financial results. Therefore, we changed our reportable segments, which previously included Hospitals and Large Physician Practices. As of March 31, 2022, we had two operating segments: (i) Veradigm and (ii) Certain Products. The Veradigm operating segment was the equivalent to our one reportable segment. On May 2, 2022, we completed the sale of the Hospitals and Large Physician Practices Business. As of September 30, 2022, our two operating segments and one reportable segment remained unchanged from the end of the first quarter of 2022. The segment disclosures below for the three and nine months ended September 30, 2021 have been revised to conform to the current period presentation. Refer to Note 16 “Business Segments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion on the impact of the change.

Overview of Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Revenue:
Veradigm	$145,391	$137,169	6.0%	$426,306	$396,988	7.4%
Unallocated Amounts	6,531	7,499	(12.9%)	19,186	22,538	(14.9%)
Total revenue	$151,922	$144,668	5.0%	$445,492	$419,526	6.2%

Gross Profit:
Veradigm	$78,801	$65,696	19.9%	$223,405	$187,960	18.9%
Unallocated Amounts	4,635	3,944	17.5%	12,994	13,016	(0.2%)
Total gross profit	$83,436	$69,640	19.8%	$236,399	$200,976	17.6%

Income (loss) from operations:
Veradigm	$27,707	$17,099	62.0%	$69,796	$46,607	49.8%
Unallocated Amounts	(2,706)	1,385	NM	(43,579)	(3,576)	NM
Total income from operations	$25,001	$18,484	35.3%	$26,217	$43,031	(39.1%)

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$145,391	$137,169	6.0%	$426,306	$396,988	7.4%
Gross profit	$78,801	$65,696	19.9%	$223,405	$187,960	18.9%
Gross margin %	54.2%	47.9%		52.4%	47.3%
Income from operations	$27,707	$17,099	62.0%	$69,796	$46,607	49.8%
Operating margin %	19.1%	12.5%		16.4%	11.7%

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Veradigm revenue increased for the three and nine months ended September 30, 2022 compared with the prior year comparable periods, due to increases in subscription, upfront software and transaction-related revenues. The increase was partially offset by decreases in maintenance and client services revenues.

Gross profit and gross margin increased during the three and nine months ended September 30, 2022 compared with the prior year comparable periods, primarily due to increases in revenues, lower contractor usage and improvements to our hosting infrastructure costs.

Income from operations and operating margin increased during the three and nine months ended September 30, 2022 compared with the prior year comparable periods, primarily due to the increase in gross profit. The increases were partially offset due to higher research and development costs related to the increased investment in Veradigm products for both provider and payer and life sciences and the decrease in capitalized software costs.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$6,531	$7,499	(12.9%)	$19,186	$22,538	(14.9%)
Gross profit	$4,635	$3,944	17.5%	$12,994	$13,016	(0.2%)
Gross margin %	71.0%	52.6%		67.7%	57.8%
(Loss) income from operations	$(2,706)	$1,385	NM	$(43,579)	$(3,576)	NM
Operating margin %	(41.4%)	18.5%		NM	(15.9%)

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

Revenue decreased during the three and nine months ended September 30, 2022, compared with the prior year comparable periods, primarily due to a decrease in upfront software revenues.

Gross profit increased during the three months ended September 30, 2022, compared with the prior year comparable period, primarily due to a decrease in cost of revenues as certain corporate bonus expense previously recorded to the “Unallocated Amounts” category was recorded to the Veradigm segment in 2022. The increase in gross profit was partially offset by a decrease in revenues. Gross profit was essentially flat during the nine months ended September 30, 2022, compared with the prior year comparable period. Gross margin increased during the nine months ended September 30, 2022, compared with the prior year comparable period, primarily due to the decrease in revenues being partially offset by a decrease in cost of revenues as certain corporate bonus expense previously recorded to the “Unallocated Amounts” category was recorded to the Veradigm segment in 2022.

Loss from operations increased during the three and nine months ended September 30, 2022, compared with the prior year comparable periods, primarily due to higher legal costs, increases in stock-based compensation expense and changes attributed to corporate allocations from 2021 to 2022.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts, including investments in or acquisitions of third parties, and divestitures. As of September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $494 million and available borrowing capacity of $699 million under our Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2022	2021	$ Change
Net (loss) income	$(26,641)	$47,163	$(73,804)
Less: Loss from discontinued operations	(59,299)	(3,556)	(55,743)
Income from continuing operations	32,658	50,719	(18,061)
Non-cash adjustments to net (loss) income	53,926	41,689	12,237
Cash impact of changes in operating assets and liabilities	32,417	6,137	26,280
Net cash provided by operating activities - continuing operations	119,001	98,545	20,456
Net cash used in operating activities - discontinued operations	(23,234)	(239,018)	215,784
Net cash provided by (used in) operating activities	$95,767	$(140,473)	$236,240

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Net cash provided by operating activities – continuing operations increased during the nine months ended September 30, 2022 compared with the prior year comparable period. Income from continuing operations for the nine months ended September 30, 2022 included a deferred tax benefit. However, during the nine months ended September 30, 2021 we recorded higher income from operations, a $8.4 million gain from the divestiture of our 2bPrecise business and higher other income, which included a distribution received from the Practice Fusion escrow account related to the settlement agreements with the DOJ, the investment gain and distribution received from our third-party cost method investments. Non-cash adjustments to net (loss) income increased primarily due to higher stock-based compensation expense and the absence of the gain from the sale of our 2bPrecise business. The increase was partially offset due to the change in deferred taxes and lower depreciation and amortization expense. The increase in cash impact of changes in operating assets and liabilities for the nine months ended September 30, 2022 was primarily a result of working capital changes.

Net cash used in operating activities – discontinued operations decreased for the nine months ended September 30, 2022 primarily due to the absence of the tax payment relating to the gain from the sale of CarePort on December 31, 2020, which was paid in the second quarter of 2021.

Investing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2022	2021	$ Change
Capital expenditures	$(1,876)	$(1,050)	$(826)
Capitalized software	(26,207)	(26,595)	388
Cash paid for business acquisitions, net of cash acquired	(24,106)	0	(24,106)
Sale of businesses and other investments, net of cash divested, and distributions received	672,498	5,380	667,118
Purchases of equity securities, other investments and related intangible assets, net	(1,342)	(219)	(1,123)
Net cash provided by (used in) investing activities - continuing operations	618,967	(22,484)	641,451
Net cash used in investing activities - discontinued operations	(15,248)	(32,388)	17,140
Net cash provided by (used in) investing activities	$603,719	$(54,872)	$658,591

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

The change from net cash used in operating activities - continuing operations for the nine months ended September 30, 2021 to net cash provided by operating activities - continuing operations for the nine months ended September 30, 2022 was primarily due to the cash received as a result of the sale of the Hospitals and Large Physician Practices Business, which was partially offset by cash paid for the Babel Health acquisition.

Net cash used in investing activities – discontinued operations during the nine months ended September 30, 2022 and 2021 primarily reflects spending for capitalized software costs related to the Hospitals and Large Physician Practices Business.

Financing Cash Flow Activities

	Nine Months Ended September 30,
(In thousands)	2022	2021	$ Change
Taxes paid related to net share settlement of equity awards	$(32,666)	$(12,718)	$(19,948)
Credit facility payments	(200,000)	(50,000)	(150,000)
Credit facility borrowings, net of issuance costs	22,335	250,000	(227,665)
Repurchase of common stock	(177,031)	(308,953)	131,922
Intercompany to/from parent/subsidiaries	11,685	47,323	(35,638)
Payment of acquisition and other financing obligations	0	(2,400)	2,400
Net cash used in financing activities - continuing operations	(375,677)	(76,748)	(298,929)
Net cash used in financing activities - discontinued operations	(11,697)	(48,572)	36,875
Net cash used in financing activities	$(387,374)	$(125,320)	$(262,054)

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Net cash used in financing activities - continuing operations increased for the nine months ended September 30, 2022 primarily due to higher credit facility payments and lower credit facility borrowings in 2022. The increase was partially offset due to lower share repurchases of common stock.

Net cash used in financing activities - discontinuing operations during both the nine months ended September 30, 2022 and 2021 primarily reflects the cash for operations for the Hospitals and Large Physician Practices Business.

Future Capital Requirements

We enter into obligations with third parties in the ordinary course of business. These future cash obligations will be funded from future cash flows from the sale of our products and services. The material cash requirements include the following contractual and other obligations.

Debt Obligations

As of September 30, 2022, we had outstanding convertible senior notes in an aggregate principal amount of $207.9 million, which is fully due on the convertible senior notes’ maturity date. As of September 30, 2022, we had no outstanding borrowings under the Revolving Facility.

Non-cancelable Operating Leases

We have lease arrangements for certain facilities. As of September 30, 2022, we had fixed lease payment obligations of $19.7 million, with $6.7 million payable within the next 12 months.

Purchase Obligations

Purchase obligations consist of minimum purchase commitments for Microsoft services, computer equipment, maintenance, consulting and other commitments. As of September 30, 2022, we had purchase obligations of $38.3 million, with approximately $14.6 million payable within the next 12 months.

Letters of Credit

As of September 30, 2022, we had $0.8 million letters of credit outstanding under the Third Amended Credit Agreement.

Income Taxes

Our liability for uncertain tax positions was $31.7 million as of September 30, 2022. It is uncertain the amount that is payable within the next 12 months for liabilities that may result from this exposure, as we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development is expected to increase in 2022, as compared to 2021, as the Company plans to make continued investments in expanding the capabilities and functionality of our Veradigm provider, payer and life sciences solutions. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

We believe that our cash and cash equivalents of $494 million as of September 30, 2022, our future cash flows, our borrowing capacity under our Revolving Facility and access to capital markets, taken together, provide adequate resources to meet future operating needs as well as scheduled payments of short and long-term debt. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-Q. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies and the repurchase of our common stock under our stock repurchase program, any of which might impact our liquidity requirements or cause us to borrow additional amounts under our Revolving Facility or issue additional equity or debt securities.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates from those previously disclosed in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K have not changed materially during the nine months ended September 30, 2022.

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

Based on management’s evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed to, and were effective as of September 30, 2022 to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We hereby incorporate by reference Note 14, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 30, 2022 from the risk factors as previously disclosed in our Form 10-K.

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

The following table summarizes the stock repurchase activity during the three months ended September 30, 2022 and the approximate dollar value of shares that may yet be purchased under the 2022 Program:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Settlement Date)	Purchased	Share(1)	Programs	Programs
07/01/22—07/31/22	0	$0.00	0	$106,784
08/01/22—08/31/22	1,476	$17.28	1,476	$81,290
09/01/22—09/30/22	481	$16.87	481	$73,164
	1,957	$17.18	1,957
(1)
Excludes broker commissions in the case of open market transactions, if any.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith
10.1	Form of Restricted Stock Unit Award Agreement for CEO Awards Program	X

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and included in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSCRIPTS HEALTHCARE SOLUTIONS, INC.

By:	/s/ Leah S. Jones
Leah S. Jones
Chief Financial Officer
(Duly Authorized Officer)

Date: November 7, 2022