Form 10-K
period 2022-12-31
Veradigm Inc.
filed 2025-03-18
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32085

VERADIGM INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4392754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Merchandise Mart Plaza, Suite 2024, Chicago, IL 60654

(Address of principal executive offices and zip code)

(800) 334-8534

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	MDRX	N/A (OTC Expert Market)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered
Preferred Stock Purchase Rights	None	N/A (OTC Expert Market)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,014,873,676. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 28, 2025, there were 108,264,904 shares of the registrant’s common stock issued and outstanding.

VERADIGM INC.

TABLE OF CONTENTS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Each of the terms “we,” “us,” “our” or “Company” as used herein refers collectively to Veradigm Inc. (“Veradigm”), formerly known as Allscripts Healthcare Solutions, Inc. (“Allscripts”), and/or its wholly-owned subsidiaries and controlled affiliates, unless otherwise stated. Additionally, references to prior reporting periods may use “Allscripts” instead of “Veradigm” to reflect the company name as reported at that time.

The “Business” section, the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K (this “Form 10-K”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of our management with respect to future events, only speak as of the date that they are made and are subject to significant risks and uncertainties. Such statements can be identified by the use of words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “continue,” “can,” “may,” “look forward,” “aims,” “hopes” and “seeks” and similar terms, although not all forward-looking statements contain such words or expressions. Actual results could differ significantly from those set forth in the forward-looking statements, and reported results should not be considered an indication of future performance or events. Certain factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” of this Form 10-K. We do not undertake to update any forward-looking statements to reflect changed assumptions, the impact of circumstances or events that may arise after the date of the forward-looking statements, or other changes in our business, financial condition or operating results over time, except as required by law.

EXPLANATORY NOTE

General

As previously disclosed by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023 (the “March 2023 Form 8-K”), the Company’s Board of Directors (the “Board”), after discussion with management, reached a determination that the Company’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2021, as of and for the interim periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and as of and for the interim periods ended March 31, 2022, June 30, 2022 and September 30, 2022 should no longer be relied upon because of misstatements to the Company’s previously reported revenue resulting from certain internal control failures. Specifically, in conjunction with its external audit procedures, certain internal control failures were detected. The Company commenced an evaluation resulting in certain restatement adjustments (the “Restatement Review,” as defined below). As described in greater detail below, the Company also conducted an internal review (the “Company’s Internal Review” as defined below) and the Audit Committee of the Board conducted an independent investigation (the “Audit Committee Investigation” as defined below) during the same period as the Restatement Review. Together, these efforts identified additional restatement adjustments and material weaknesses in internal control over financial reporting. In addition, as disclosed by the Company in a Current Report on Form 8-K filed with the SEC on March 4, 2025, the Board, after discussion with management, reached a determination on February 27, 2025 that the Company’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020 should no longer be relied upon because of misstatements to the Company’s consolidated balance sheet and income statement identified in connection with the procedures conducted by the Company in connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2022.

The Audit Committee Investigation and the two reviews are now complete, although remediation work will continue with respect to all identified material weaknesses. Where required, restatement adjustments were made and have been incorporated into this Form 10-K.

The restated consolidated financial statements as of and for the years ended December 31, 2021 and December 31, 2020 and the restated unaudited interim condensed consolidated financial statements for the first three quarters and interim periods of 2022 and the first three quarters and interim periods of 2021 are included in this Form 10-K. In this Form 10-K, the Company refers to all periods described above as the “Affected Periods.” The consolidated financial statements as of and for the year ended December 31, 2022 are also included in this Form 10-K.

Restatement Review

As described above and in the March 2023 Form 8-K, certain misstatements of the Company’s revenue reported in the consolidated financial statements for the Affected Periods resulted from certain internal control failures. The internal control failures identified at that time primarily stemmed from ineffective manual accounting processes and a software tool implemented by the Company in order to comply with the requirements of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) issued by the Financial Accounting Standards Board (“FASB”). As described below, the Company therefore commenced a review into certain accounting and internal control matters (the “Restatement Review”). This Restatement Review included an analysis of our historical financial statements, accounting policies, and financial reporting, as well as our disclosure controls and procedures and our internal control over financial reporting and was conducted with the assistance of third-party forensic and technical accountants. This Restatement Review ultimately identified other internal control matters. Other deficiencies that were identified as part of the Company’s Restatement Review included ineffective internal controls related to manual journal entries, measurement of expected credit loss, and divestiture accounting as well as application of revenue recognition requirements to existing contracts, updates to ASC 606 accounting policies for new transaction types, and testing of system-generated reports. Where needed, restatement adjustments were made and have been incorporated into this Form 10-K as a result of the Company’s Restatement Review.

Audit Committee Investigation

In addition, and as previously disclosed by the Company in a Form 12b-25 NT 10-Q filed with the SEC on November 13, 2023, beginning in August 2023, the Audit Committee of the Board (the “Audit Committee”) began independently investigating other matters relating to the Company’s financial reporting, internal controls over financial reporting, and disclosure controls. The Audit Committee retained independent counsel and an independent forensic accounting firm to advise the Audit Committee in connection with this investigation (the “Audit Committee Investigation”), which was conducted independent from the Restatement Review.

As a result of the Audit Committee Investigation, the Company concluded that there were deficiencies in the Company’s accounting policies and practices relating to revenue recognition accounting, impairment accounting for long-lived and intangible assets and bonus accruals, along with deficiencies in the Company’s controls and procedures for disclosure of financial measures not consistent with U.S. generally accepted accounting principles (“GAAP”), or non-GAAP financial measures.

The Audit Committee Investigation also identified issues related to instances of (1) inappropriate communications under then-existing senior management, particularly within the Company’s finance organization, which contributed to accounting entries being recorded, in certain instances, in a manner now determined not to have been consistent with GAAP and Company accounting policies and procedures, (2) insufficient resources in the Company’s accounting function of the finance organization, with insufficient technical expertise in certain subjects, and (3) the exercise of judgment within the Company’s finance organization or by senior management. The Audit Committee Investigation results were reported to the Board. As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 8, 2023, as a result of the Audit Committee Investigation, on December 6, 2023, Richard J. Poulton and Leah S. Jones each resigned at the request of the Board from their positions as Chief Executive Officer and Chief Financial Officer, respectively. Mr. Poulton also stepped down from the Board, effective December 6, 2023. The Audit Committee Investigation is now complete. Where needed, restatement adjustments were made and have been incorporated into this Form 10-K as a result of the issues identified in the Audit Committee Investigation.

The Company’s Internal Review

In addition, to re-evaluate certain accounting transactions and accounting practices identified as part of the Audit Committee Investigation as well as to conduct additional review, as appropriate, independent from the Restatement Review, the Company conducted an internal review (the “Company’s Internal Review”), engaging counsel as well as forensic and technical accountants. The Company’s Internal Review included evaluating each such transaction or accounting practice to determine among other things, whether any such transaction or practice may have had a material financial reporting impact.

As part of the Company’s Internal Review, other accounting matters were also evaluated, focused on identifying transactions recognized in a manner that may have been inconsistent with GAAP, including the impact, if any, on retained earnings and the income statement. The additional matters evaluated as part of the Company’s Internal Review that resulted in adjustments included:

•
Commercial substance for revenue transactions with certain third parties;
•
Revenue recognition with respect to certain customer matters, including customer settlements and customer terminations;
•
Revenue recognition related to a certain customer’s annual minimum commitments; and
•
Revenue recognition arising from usage of revenue-related reserves.

Additionally, where appropriate, the Company requested that other completeness identification procedures be undertaken by the technical and forensic accountants retained by the Company.

The Company’s Internal Review is now complete. Where needed, restatement adjustments were made and have been incorporated into this Form 10-K as a result of the Company’s Internal Review.

As stated above, where required following the Restatement Review, the Audit Committee Investigation, and the Company’s Internal Review, restatement adjustments were made and have been incorporated into this Form 10-K. In addition, in response to deficiencies in disclosure controls and procedures and material weaknesses identified in internal control over financial reporting, which relate to the Restatement Review, the Audit Committee Investigation, and the Company’s Internal Review as described above, and those identified as part of the Company’s external audit procedures, management is implementing a remediation plan, which is described in Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on January 10, 2024, the Company has voluntarily disclosed to the Staff of the SEC information concerning the Audit Committee Investigation. As a result, the SEC commenced an investigation regarding this matter. The Company has continued to provide additional information to the Staff of the SEC based on discussions with the SEC and is otherwise cooperating with the SEC’s ongoing investigation regarding this matter.

Restatement of Previously Issued Consolidated Financial Statements

The restatement of previously issued financial statements (the “Restatement”) decreased our revenue from continuing operations for the year ended December 31, 2020 by $10.4 million, increased our revenue from continuing operations for the year ended December 31, 2021 by $3.4 million and decreased our revenue from continuing operations for the nine months ended September 30, 2022 by $13.7 million. The Restatement also impacted revenue from discontinued operations for the corresponding periods. The Restatement decreased our net earnings and diluted earnings per share for the year ended December 31, 2020 by $5.2 million or $0.03 per share, increased our net earnings and diluted earnings per share in the year ended December 31, 2021 by $5.1 million or $0.04 per share, increased our net earnings and diluted earnings per share for the three months ended March 31, 2022 by $0.7 million or $0.00 per share, decreased our net earnings and diluted earnings per share for the three months ended June 30, 2022 by $19.0 million or $0.19 per share, and decreased our net earnings and diluted earnings per share for the three months ended September 30, 2022 by $15.0 million or $0.13 per share.

The financial information that has been previously filed for the Affected Periods is superseded by the information in this Form 10-K. Note 22, “Restatement of Previously Issued Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, which corrects errors in the previously issued consolidated financial statements and restates the Company’s audited consolidated financial statements as of and for the years ended December 31, 2020 and December 31, 2021. Certain prior period amounts have also been revised to reflect the impacts of discontinued operations and previously identified immaterial adjustments. Refer to Note 5, “Business Combinations and Divestitures” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further information regarding discontinued operations. The affected balances in the accompanying footnotes to these consolidated financial statements have also been restated accordingly.

Control Considerations

As described in additional detail in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, as of December 31, 2022, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective, and the Company’s principal executive officer and principal financial officer also concluded that the Company did not consistently maintain an effective control environment, including with respect to effective accounting management reviews and supporting documentation for accounting determinations and journal entries, at an appropriate level of precision in the accounting and finance organization and that the Company’s internal controls over financial reporting were not effective due to material weaknesses described in Part II, Item 9A, “Controls and Procedures” of this Form 10-K. The Company’s management, with oversight from the Audit Committee, has developed and is working to implement a remediation plan (the “Remediation Plan”), which it will continue to develop and revise as appropriate, as described in Part II, Item 9A,” Controls and Procedures” of this Form 10-K.

PART I

Item 1. Business

Veradigm Inc. (formerly Allscripts Healthcare Solutions, Inc.), together with its subsidiaries, is a healthcare technology and analytics company spanning across the three pillars of healthcare: Payer, Provider and Life Science. Our portfolio addresses a range of healthcare industry needs, with the goal of transforming health insightfully, providing key healthcare stakeholders with data, insights and artificial intelligence (“AI”)-enhanced solutions to help improve health outcomes and reduce costs. In particular, our portfolio, offering some of the most comprehensive solutions in our industry today, helps our clients advance the quality and efficiency of healthcare by providing electronic health records (“EHR”), financial management, population health management, deidentified data and patient communication solutions. Built on open integrated platforms, our solutions enable users to streamline workflows, leverage functionality from other software vendors and exchange data.

We deliver a unique combination of point-of-care clinical and financial solutions, have a commitment to open interoperability and have a large diverse healthcare provider footprint, along with industry proven expert insights. Our solutions and services are sold to:

•	Physician practices	•	Life science companies
•	Hospitals	•	Retail pharmacies
•	Laboratory centers	•	Health plans
•	Radiology centers	•	Pharmacy benefit management companies
•	Urgent care facilities	•	Insurance companies
•	Health IT companies	•	Media agencies
•	Accountable Care Organizations	•	Third-party aggregators
•	EHR vendors	•	Academic institutions
•	Governments (federal and state)	•	Ambulatory facilities

Our assets, including EHRs, practice management systems and patient communication platforms, are all integrated into the Veradigm Network. We connect over 450,000 U.S. healthcare providers via the Veradigm Network, covering over 200 million patients. Through our healthcare provider base and collaboration with other healthcare information technology organizations, the Veradigm Network provides life science and health plan organizations unique access to de-identified patient data, provider connectivity and analytics at scale as described below.

•
Healthcare Provider Footprint – Our healthcare provider solutions form the core of the Veradigm Network. Veradigm offers platforms, solutions and services that help healthcare provider practices of all sizes and specialties with cloud-based and hosted EHR platforms, practice management, revenue cycle services and patient engagement tools. Through the Veradigm Network, healthcare providers can access interconnected resources that support their clinical and financial objectives.
•
Point-of-Care Connectivity – The scope and depth of our interconnected resources consists of point-of-care solutions connected to external industry stakeholders, including other healthcare providers, payers, life science organizations, laboratories, imaging facilities, public health entities and patients, as well as other third-party technology providers. We provide bi-directional clinical and financial data exchange between payers and providers, in addition to targeted, scalable delivery of biopharmaceutical awareness messaging to healthcare providers via their EHRs through our media offering for life science clients.
•
Scalable Data & Insights – With our significant healthcare provider footprint, we provide scalable access to data and insights via direct connection with the point of care. These data and insights enable clients throughout the healthcare ecosystem to manage the evolution toward value-based care. For life science companies, these data and insights also provide efficient operating models for generating the real-world evidence necessary to accelerate the development of new therapies and to enhance the value of existing ones. Rich, scalable data and insights power our patented risk adjustment methodology with dynamic intervention planning, enabling payers to identify actionable interventions and reduce unnecessary waste.

Business Organization

During 2022, we realigned our reporting structure as a result of certain organizational changes. Refer to Note 18, “Business Segments,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a detailed discussion of these changes.

Veradigm, our sole reportable segment, derives its revenue from Provider solutions and Payer and Life Science solutions. In 2022, Provider generated 79% of our revenue from continuing operations, while Payer and Life Science collectively generated 21% of our revenue from continuing operations, respectively. We derive our revenue from the sale of our services, deidentified data, transaction-related services, private cloud hosting and revenue cycle management and proprietary software including recurring service contracts for software support and maintenance. More specifically, we derive revenue from software applications for patient engagement and the sale of EHR and practice management software to single and multi-specialty and physician practices of all sizes, including related clinical, financial, administrative and operational solutions. These solutions enable our clients to transition, analyze and coordinate care and improve the quality, efficiency and value of healthcare delivery across the care community.

We have numerous clients and do not believe that the loss of any single client would materially and adversely affect us. No client accounted for 10% or more of our net revenue during each of the years ended December 31, 2022, 2021 and 2020. Substantially all of our clients are located in the United States.

Our Provider Business. Our Provider business addresses key challenges clinicians face by delivering solutions that improve efficiency, help them demonstrate delivery of high-quality care at lower costs and enable patient-centered data exchange. The Provider business consists of two EHRs, practice management and revenue cycle management, which are patient engagement and enterprise resource planning solutions that streamline and enhance providers’ clinical and financial workflows.

Our Payer Business. Our Payer business addresses the core aspects of value-based care with a comprehensive solution that enables payers and providers to deliver improved patient outcomes at a lower cost. Our Payer business delivers four key solutions to our clients that constitute end-to-end solutions for health plans from analytics and data to engagement solutions and beyond:

•
Enabling clinical data exchange;
•
Providing payer analytics around risk adjustment, quality and pharmacy;
•
Facilitating clean, accurate submissions to regulatory agencies; and
•
Allowing payers to engage with clinicians helping facilitate improved patient outcomes at a lower cost.

Our Life Science Business. Our Life Science business has two main components. The first is our real-world data and research platform. The second component of our Life Science business is the commercial media business, which partners with life science and other healthcare companies and their respective brand agencies to deliver media, advertising and education to clinicians. We primarily market our proprietary data (1) by selling directly to pharmaceutical companies and (2) through our partnerships and data marketplaces.

Recent Developments

On March 1, 2022, Veradigm entered an agreement with the United States Social Security Administration (“SSA”). SSA is an independent agency of the U.S. federal government that administers Social Security, a social insurance program consisting of retirement, disability and survivor benefits. This agreement allows SSA to electronically request and receive data through the Veradigm Network solution, Veradigm eChart CourierTM.

On May 2, 2022, Veradigm completed the sale of the net assets of the Allscripts Hospitals and Large Physician Practice (“HLPP”) business to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc. and a wholly-owned subsidiary of Constellation Software Inc. (“Altera”)).

On June 29, 2022, Veradigm announced that its method and apparatus for risk adjustment (“Dynamic Intervention Planning”) was issued a patent by the United States Patent and Trademark Office. The patent covers the systems that powers Veradigm’s Dynamic Intervention Planning Process. These systems enable Veradigm clients to find, size, monetize, prioritize and resolve opportunities across different lines of business.

On September 14, 2022, Veradigm and Vytalize Health, a Medicare ACO focused on helping primary care doctors manage their Medicare patients, entered into an agreement for Vytalize Health to integrate its solutions and services directly into the Practice Fusion EHR, a Veradigm Network solution. Vytalize Health provides value-based payments, clinical support and data analysis to identify care gaps and also coordinates end-to-end care management for partner primary care physicians.

On November 9, 2022, Veradigm EHR, formerly Allscripts Professional EHR, achieved a 2015 ONC Health IT Update Certification. This certification supports healthcare practices to successfully meet federal reporting requirements.

On January 1, 2023, Allscripts Healthcare Solutions, Inc. changed its name to Veradigm Inc.

On January 9, 2023, Veradigm announced an investment in Holmusk, a global behavioral health real-world evidence and data analytics company, as part of Holmusk’s series B financing round. Veradigm and Holmusk subsequently entered into a data partnership to bring cohorts of behavioral health and related de-identified patient data from Veradigm to the NeuroBlu Database, significantly adding to Holmusk’s real-world clinical data asset.

On January 11, 2023, the Board approved a new share repurchase program under which Veradigm may purchase up to $250 million of shares of Veradigm common stock, par value $0.01 per share (our “Common Stock”).

On February 17, 2023, Susan Rodriguez and Dr. Shih-Yin (“Yin”) Ho were named to the Board.

On March 22, 2023, the Board, after discussion with management, reached a determination that the Company’s consolidated financial statements and related disclosures as of and for certain periods in fiscal year 2021 and 2022 should no longer be relied upon.

On September 22, 2023, Veradigm announced that, on September 20, 2023 it received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that our Common Stock would be delisted due to noncompliance with Nasdaq Listing Rule 5250(c)(1), because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2022, Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 before the expiration of the 180-day “exception period” that was previously granted by Nasdaq. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all periodic reports with the SEC.

On October 6, 2023, First Databank, Inc., a major provider of drug knowledge that helps healthcare professionals make precise decisions (“FDB”), and Veradigm announced that Veradigm is the first major EHR network to join the FDB Vela™ ePrescribing network. Veradigm plans to integrate the FDB Vela ePrescribing network into its available solutions for users and partners, including its EHRs and the Veradigm ePrescribe Enterprise solution.

On December 8, 2023, Veradigm announced that the Board appointed its then-current Chairman, P. Gregory Garrison, as Executive Chairman, and then-director, Dr. Ho, as Interim Chief Executive Officer, each effective December 7, 2023. In addition, on December 8, 2023, the Company announced that Leland Westerfield would be serving as Interim Chief Financial Officer, effective December 7, 2023. On December 6, 2023, Chief Executive Officer Richard J. Poulton resigned at the request of the Board from his role as Chief Executive Officer and stepped down from the Board. Also at the request of the Board, on December 6, 2023, Leah S. Jones resigned as Chief Financial Officer and agreed to serve in a consulting role to provide business development-related services to the Company. Ms. Jones served the Company as a consultant working outside the Finance organization until December 7, 2024. Following Mr. Garrison’s appointment as Executive Chairman, Carol Zierhoffer was appointed as Lead Independent Director.

On January 2, 2024, Veradigm announced its acquisition of Koha Health, a full-service revenue cycle management company. With this acquisition, Veradigm added to its depth of offerings as a leading provider of revenue cycle services in ambulatory healthcare.

On February 28, 2024, Veradigm announced that, as expected, it received a notice from Nasdaq indicating that the Nasdaq Hearings Panel determined to delist our Common Stock from Nasdaq. Nasdaq indicated that the Company remained noncompliant with Nasdaq Listing Rule 5250(c)(1), and Nasdaq also indicated that the Company was not in compliance with Nasdaq Listing Rule 5620(a), which requires listed companies to hold an annual meeting of stockholders no later than one year after the end of their fiscal year, and that trading in our Common Stock would be suspended effective February 29, 2024.

On March 4, 2024, Veradigm completed its acquisition of Cascade Bio, Inc., which does business as ScienceIO (“ScienceIO”). Founded in 2019, ScienceIO is an AI platform and foundation model provider for healthcare. ScienceIO’s models power diverse healthcare use cases while preserving patient privacy, including patient anonymization, record linkage, information extraction, summarization and predictive analytics.

On May 28, 2024, Veradigm announced that, on June 7, 2024, Thomas Langan, the Company’s President and Chief Commercial Officer, would assume the role of Interim Chief Executive Officer; Mr. Westerfield agreed to extend his service as Interim Chief Financial Officer with the Company through December 31, 2024; and Dr. Ho, would step down as Interim Chief Executive Officer and from the Board following the expiration of her term of service as Interim Chief Executive Officer on June 7, 2024.

Also on May 28, 2024, Veradigm announced that it initiated a process to explore strategic alternatives to maximize stockholder value.

On August 27, 2024, pursuant to the Third Amended and Restated Credit Agreement (as supplemented, modified and amended, the “Third Amended Credit Agreement”) Veradigm provided notice to the Agent (as defined in the Third Amended Credit Agreement) to terminate the Third Amended Credit Agreement and all commitments thereunder effective as of August 30, 2024.

On December 5, 2024, Mr. Garrison resigned from his position as an employee and Executive Chairman but not as a member of the Board.

On December 18, 2024, Ms. Zierfhoffer ceased to serve as Lead Independent Director, and the Board ratified Mr. Garrison’s continued service as non-executive Chairman of the Board.

On December 31, 2024, Veradigm announced an extension to Mr. Westerfield’s service as Interim Chief Financial Officer to the Company through June 30, 2025.

On January 28, 2025, Elizabeth Altman resigned as a director of the Company, including from her positions as Chair of the Audit Committee and as a member of the Audit Committee and the Nominating and Governance Committee of the Board. Effective as of the same day, the Board appointed Mr. Garrison to the Audit Committee and as Interim Chair of the Audit Committee, and the Board reduced the size of the Board from six directors to five directors.

On January 30, 2025, Veradigm announced the conclusion of the strategic alternatives review process and indicated its intent to move forward with its standalone strategy and operational review.

On February 14, 2025, Jonathan J. Judge resigned from the Board, effective immediately.

On February 20, 2025, Veradigm entered into a Cooperation Agreement with Kent Lake PR LLC, a stockholder of the Company (“Kent Lake”), pursuant to which the Board increased the size of the Board from five to six directors and appointed two new independent directors, Vinit Asar and Louis Silverman, effective February 20, 2025. Subject to the terms and conditions of the Cooperation Agreement, Mr. Garrison will resign from the Board promptly following the filing of this Form 10-K, and, the Company is required to identify two additional independent directors to join the Board, subject to Kent Lake’s review and good faith approval (such approval not to be unreasonably conditioned, withheld or delayed), with one to be appointed on or before March 22, 2025, and the other to be appointed promptly following the filing of this Form 10-K.

On February 27, 2025, the Board, after discussion with management, reached a determination that the Company’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020 should no longer be relied upon.

Corporate Information

Veradigm Inc. is incorporated in Delaware with principal executive offices located at 222 Merchandise Mart Plaza, Suite 2024, Chicago, Illinois 60654. Our principal website is www.veradigm.com. The contents of this website are not incorporated into this filing. Furthermore, our references to the URLs for this website are intended to be inactive textual references only. We operate on a fiscal year ending on December 31.

Our Solutions

Our solutions drive value through a unique combination of platforms, data, software expertise, connectivity and scale. Our principal solutions consist of the following:

Provider

Veradigm streamlines and enhances clinical and financial workflows. Our solutions:

•
Reduce administrative burden associated with ever-changing regulatory and reimbursement requirements;
•
Improve practice financial performance by leveraging analytics, interoperability technology and professional expertise;
•
Deliver actionable insights to drive improved outcomes, reduce patients’ out-of-pocket costs and enhance patient understanding of their disease state and medication therapy; and
•
Improve efficiency of point-of-care decision making by integrating payer guidance directly into each provider’s existing workflow.

EHRs. We offer two different EHRs for ambulatory healthcare provider medical practices: Practice Fusion and Veradigm EHR. Our EHRs deliver a unified patient record, workflow and consolidated analytics, helping to deliver improved patient care and outcomes. Our EHR solutions consist of the following:

•
Veradigm EHR is a flexible EHR solution for all sized physician practices, customizable and adaptable to specialty groups, with comprehensive clinical documentation capabilities to support increased adoption of population health management. The solution’s mobile offering, Veradigm EHR Mobile, provides on-the-go access to the platform.
•
Practice Fusion EHR is a cloud-based ambulatory EHR for independent physicians, primarily focused on smaller practices. Practice Fusion EHR is an intuitive, easy-to-use solution for clinicians in smaller independent practices. Key features include scheduling, billing, referral management, charting, document management, e-prescribing and value-based care. The solution helps drive operational efficiencies with smart charting that adapts to each practice’s specific needs and enables patients to receive their medications more quickly. Practice Fusion EHR also reduces administrative burdens by helping staff simplify front-office tasks and improve billing efficiency.

Electronic Prescribing. Veradigm ePrescribe is a full-featured streamlined electronic prescribing solution that facilitates safer prescribing and regulatory compliance and provides data for value-based and quality program participation. The Veradigm ePrescribe solution performs automated prescription insurance verification, medication history retrieval, automatic allergy / interaction checks, electronic prescribing of controlled substances and electronic prior authorization.

Veradigm Diagnostic Ordering and Results Network (“DORN”) offers streamlined application programming interfaces (“API”) integration to connect healthcare providers to hundreds of laboratories and radiology connections. DORN utilizes a standard integration format for all laboratory and radiology centers, eliminating the need to customize orders, results and compendium updates for each connection.

Practice and Financial Management. Veradigm’s practice and financial solutions support revenue cycle, claims management, budgeting and analytic functions for physician practices. In addition, we offer solutions that help investment firms manage the practices they own or in which they invest. Offerings include the following:

•
Veradigm Practice Management is a revenue cycle management solution for physician practices of all sizes and specialties, including independent practices and those associated with health systems as provider-based practices. This EHR-agnostic solution helps streamline the management of medical practices, including scheduling, collections, billing automation, claim verification, address verification and denials.
•
Predictive Scheduler is an automated scheduling solution that uses predictive analytics and AI to help practices identify, prioritize and schedule complex patient panels. This solution is currently embedded within Veradigm Practice Management and can be integrated with additional EHR/practice management systems.
•
Veradigm Revenue Cycle Services empowers healthcare providers to find a path to lower the number of days accounts receivable are outstanding, reduce claim errors and result in fewer denials as compared to industry benchmarks.
•
Veradigm Payerpath is an end-to-end suite of revenue cycle management solutions built to assist organizations in managing every step in the reimbursement cycle, streamlining communications with payers and patients.
•
Veradigm Coding Services leverage coding talent, along with technology-enabled, autonomous coding and workflow tools, to optimize clinical documentation and minimize coding deficiencies that lead to reimbursement denials.

Patient Engagement. Veradigm FollowMyHealth is trusted mobile engagement software that provides value to healthcare organizations, patients and consumers. This comprehensive single vendor patient engagement solution promotes collaboration between patients and healthcare providers while addressing regulatory requirements. This patient engagement platform serves as the foundation for emerging consumer health initiatives, including automated secure messaging.

Enterprise Resource Planning (“ERP”). Veradigm ERP Solutions enhance an organization’s ability to effectively manage its supply chain and financials with a single solution, enabling managers to gain new insight into and gain better control over their success, along with the ability to manage expense and capital that is critical to the overall financial health of an organization. Offerings include the following:

•
Veradigm Fiscal Management is an easy-to-use accounts payable, general ledger, fixed asset, project accounting and fiscal analysis and reporting solution that helps an organization streamline processes, eliminate paperwork, analyze data and identify substantial cost savings throughout the enterprise.
•
Veradigm Supply Chain links the entire supply chain into a single, integrated process, providing single to multi-entity healthcare organizations with accurate, up-to-the-minute operational information that helps forecast supply needs, streamline processes, automate ordering, reduce overall costs and increase productivity.
•
Veradigm Point of Use is an agnostic barcode solution to automate patient charge capture and replenishment functions to optimize inventory quantities and reduce stock-outs.

Network Solutions. Veradigm Connect connects health technology applications with physicians and patients without the usual barriers associated with implementing new technology. This helps to streamline integration with electronic health records and practice management solutions in the Veradigm portfolio. Developers utilize our proprietary APIs, Fast Healthcare Interoperability Resources (“FHIR”) APIs and other capabilities to streamline workflows and enhance functionality for clinicians, patients and other users of core clinical and financial applications.

Payer

Veradigm works with payers to enhance patient and provider engagement and improve payers’ financial performance by combining bi-directional interoperability, large point-of-care scale and an end-to-end solution for payers, including risk adjustment and quality analytics and reporting, encounter submissions and clinical data exchange. Our solutions:

•
Deliver insights to drive quality outcomes cost-effectively;
•
Enhance efficiency point-of-care decision making by integrating payer insights directly into the provider workflow;

•
Improve efficiency for payers and providers through high-speed clinical data exchange; and
•
Remove barriers to accessing effective care while raising patient and provider satisfaction.

Analytics and Reporting. Our analytics and reporting solutions for payers include the following:

•
Risk Analytics identifies and analyzes conditions with the greatest risk, calculates “confidence-adjusted” risk scores, prioritizes opportunities and recommends intervention strategies.
•
Quality Analytics enables prioritization and closing of most important quality gaps to drive improved results on quality metrics including Star Rating, Centers of Medicare & Medicaid Services (“CMS”) Quality Rating System and HEDIS®.

Veradigm Comprehensive Submissions provides a unified platform for all programs to help manage encounter submissions for government-sponsored programs.

Veradigm eChart Courier is a solution that helps save time, office resources and expenses by automating the medical chart retrieval process. Health plans can not only make their own processes more efficient but can also improve the efficiency of network providers.

Collaborate is a health plan specific portal solution enabling providers to see gaps in care and respond and upload data directly to payers.

Veradigm Payer Insights is a solution that payers can use to deliver care gap alerts to their providers, within the patient’s EHR, as part of a network of payers. Alerts contain relevant, patient-specific considerations for the provider to evaluate, respond to and address with the patient.

CORE is our end-to-end, in-office engagement program combining technology and services to improve clinical and financial outcomes and simplify patient care journeys. CORE facilitates appointment scheduling and adherence, drives actionable insights to the point of care, enables concurrent encounter coding and embeds clinical staff to help ensure complete and accurate documentation. This solution also includes analytics identifying risk, quality, utilization and health equity care gaps.

Life Science

Veradigm delivers solutions to help life science companies enhance patient care and provider engagement, support the medication approval process and optimize access. In particular, we:

•
Provide real-world data (“RWD”) from EHRs, registries and claims, either as standalone or combined datasets;
•
Serve agencies and life science companies by delivering promotional ads via Veradigm provider platforms;
•
Perform retrospective and prospective real-world evidence (“RWE”) studies through Veradigm’s RWE services group; and
•
Provide deeper insights into patient conditions, treatment and outcomes through our enriched EHR datasets with clinical notes augmentation using proprietary natural language processing models for multiple therapeutic areas.

Veradigm Real-World Data provides easy-to-use and research-ready RWD sets with access to millions of patient records. Datasets include:

•
Our large ambulatory EHR database sourced from the Veradigm Network covering a large diverse patient population nationwide, which is regulatory-grade, standardized and deidentified with statistical certification;
•
Our enriched EHR datasets with clinical notes augmentation using proprietary natural language processing models for cardiovascular, central nervous system, immunology, metabolic disease and more; and
•
Two of the largest registries of cardiovascular and metabolic patients providing expanded clinical insights.

Veradigm Real-World Evidence can assist life science companies in turning RWD into RWE, whether using data from Veradigm, our Veradigm Network partners or other sources. The offering supports development of RWE by helping life science companies to identify, clarify and address their research questions by analyzing RWD sourced from the Veradigm Network and other data assets.

Veradigm Digital Health Media is a program where life science companies may communicate approved messaging through highly targeted awareness campaigns that combine signiﬁcant scale and reach and measurable results built on a decade of leadership in point-of-care media, all in a manner designed to be compliant with the HIPAA (as defined below) and other applicable laws.

Our Strategy

Our strategy is built upon our position at the intersection of the key healthcare stakeholders, Providers, Payers and Life Science, to implement value based care to improve health outcomes at lower costs. Our organic growth strategy is focused on booking new clients in each of our markets of interest and increasing our penetration with existing clients to expand our core Provider base in particular. We have investments across the Veradigm portfolio and plan to evaluate inorganic growth opportunities, aligned with our markets of interest. Our strategy is also focused on enhancing the value of our offerings, including advancing AI-enabled clinical and financial workflow solutions.

By integrating high-value specialty practices into our EHR network and broadening our reach in revenue cycle management solutions, we believe the continued expansion of the Veradigm Network—through increased provider participation, enhanced data access and improved connectivity—will drive growth across all of our market segments.

Material Government Regulations

Our business operations, products and services are subject to various federal, state, local and foreign laws and regulations. Healthcare laws have materially impacted and could continue to materially impact our business and operations. For a discussion of the material risks to Veradigm associated with government regulations, please see “Part I, Item 1A, “Risk Factors” of this Form 10-K.

The healthcare IT industry in which we and our clients operate is highly regulated, and the services we provide are subject to a complex set of federal and state laws, regulations and industry initiatives, including in the areas of information sharing, EHR and interoperability standards, e-prescribing, claims processing and transmission, security and privacy of patient data and healthcare fraud. The impact of such laws and regulations on us is direct, to the extent we are subject to these laws and regulations, and is also indirect, in terms of government program requirements applicable to our clients for the use of our solutions or that impact payment models. The complexity and rapidly changing nature of these laws and regulations have created both challenges as well as significant opportunities for our business. New laws and regulations have targeted the adoption of EHRs, health data exchange and interoperability, value-based payment, care coordination, utilization of telehealth services, migration of inpatient to outpatient care and expansion of behavioral health services. Many of these changes have spanned multiple Congresses and Presidential Administrations and taken years to fully implement. Key areas in which our business operations are regulated include the following:

•
Information Sharing and Interoperability: Various U.S. federal, state and non-government agencies continue to generate requirements for the use of certified health information technology and interoperability standards. These requirements are expansions of the statutory ARRA Health Information Technology for Economic and Clinical Health Act (“HITECH”) program that began providing incentive payments in 2011 to eligible providers and hospitals for the “meaningful use of certified electronic health record technology (“CEHRT”).” Although those incentive programs have expired, CEHRT continues to be a requirement of participation in federal healthcare programs to receive reimbursement for health items and services provided by our clients to Medicare and Medicaid beneficiaries. In 2016, Congress passed the 21st Century Cures Act (the “Cures Act”), a sweeping piece of legislation attempting to modernize many areas of the healthcare industry. Sections of the law addressing interoperability also codified the concept of information blocking, requiring a new regulatory structure to respond to concerns that actors in the healthcare industry intentionally block the exchange of information between various stakeholders. The Cures Act authorized penalties for any such action for health IT developers and health information exchange entities, as well as virtually every type of provider organization that Veradigm serves. In 2020, the Health and Human Services (“HHS”) Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which, among other things, calls on developers of certified EHRs to adopt standardized APIs and to meet a list of other new certification requirements to retain approved federal government certification status. In November 2022, we announced that Veradigm EHR, formerly Allscripts Professional EHR, achieved a 2015 ONC Health IT Update Certification.
•
Electronic Prescribing: The use of our software by physicians for functions like electronic prescribing is regulated by state and federal laws, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. Federal and state laws differ significantly regarding electronic prescription of controlled substances. While federal law restricts electronic prescribing for certain drugs, some states, like New York, have enacted complementary laws for prescribing opioids and other controlled substances. These regulations are expected to expand in other states.
•
Provider Reimbursement: There have been significant changes to provider payment models by the U.S. federal government, moving toward a value-based care model similar to those being adopted by commercial payers and state governments. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which reformed how physicians are paid under Medicare and established Merit-based Incentive Payment Systems, includes provisions that directly call for or describe roles for the use of health information technology to help providers comply with new federal requirements under Medicare and state Medicaid programs. In 2023, healthcare providers were required to utilize EHR software that meets these requirements to successfully participate in the MACRA Quality Payment Program (“QPP”) and other federal programs that require the use of certified EHRs.

•
Cybersecurity, Data Security and Privacy: We are subject to numerous cybersecurity, privacy and data protection laws and regulations that change frequently and vary from jurisdiction to jurisdiction. We process protected health information, both as a business associate to our clients and as a covered entity, and we are subject to significant compliance obligations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and their respective implementing regulations (collectively, “HIPAA”). We also process personal health data and are subject to the Federal Trade Commission Act and an ever-expanding list of comprehensive state privacy laws in the U.S. Many of these state laws grant consumers certain rights with respect to their data, including the right to deletion, within a specified time period, and require opt-in consent for certain types of data transfers. We must also comply with the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022 and SEC reporting requirements that may require us to provide notifications of certain cybersecurity incidents before our investigations are complete and within short timeframes. Our adoption of emerging technologies, such as AI, may lead to further regulatory compliance obligations.
•
Fraud and Abuse Laws: The healthcare industry is subject to laws and regulations on fraud and abuse that, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or for the purchase or order, or arranging for or recommending referrals or purchases, of any item or service paid for in whole or in part by federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. Moreover, both federal and state laws forbid bribery and similar behavior.
o
Federal Anti-Kickback Statute: The federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid or other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or services covered by these programs. Courts have interpreted the law to provide that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. There are several limited exclusions known as safe harbors that may protect some arrangements from enforcement penalties. Penalties for federal Anti-Kickback Statute violations can be severe and include imprisonment, criminal fines, civil money penalties with triple damages (when the False Claims Act is implicated) and exclusion from participation in federal healthcare programs. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. HHS finalized changes to the latest regulations stemming from the federal Anti-Kickback Statute and the federal physician self-referral prohibition (“Stark Law”) in late 2020, continuing to make further allowances for exclusions associated with the purchase of health information technology.
o
False Claims Act: The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we do not submit claims directly to payers, Veradigm could be held liable under the False Claims Act if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers through our revenue cycle/claims management services, or if our EHR products are found to have caused providers to have inaccurately attested to incentive or reimbursement program criteria.

We believe that these laws and regulations and changes in laws and regulations, and market opportunities to maximize the data that is increasingly being created and captured through the care process, will continue to drive adoption of healthcare information technology (“IT”) products and services such as ours. We anticipate continued pressure through a variety of administrative and regulatory levers to increase interoperability in the industry across a variety of stakeholders, including implementing regulations that require robust, sophisticated health technology. For example, although many large physician groups have already purchased EHR technology, we expect those groups may choose to replace their older EHR technology to comply with ongoing QPP and ACO requirements and to add new features and functionality. Further, opportunities for healthcare provider organizations to expand their care coordination efforts in order to successfully comply with available payment programs, as outlined in the Cures Act, could lead to additional demand for our solutions.

Research and Development

Rapid innovation characterizes the healthcare IT industry. We believe our ability to compete successfully is based upon our ability to ensure a continual and timely flow of competitive solutions, services and technologies to the markets in which we operate.

Because of this, we continue to invest into our research and development efforts. These efforts include developing new solutions as well as new features and enhancements to our existing solutions, which we believe will help ensure that our solutions comply with continually evolving regulatory requirements and create additional opportunities to connect our systems to the healthcare community.

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

We compete with numerous types of organizations, including developers of revenue cycle and practice management software and services, large system integrators, IT service providers, ambulatory and acute care EHR solutions, population health management and value-based care technologies, analytics systems, care management solutions and post-acute solutions. We generally compete on the basis of several factors, including breadth and depth of services (including our open architecture and the level of solution integration across care settings), integrated platforms, regulatory compliance, reputation, reliability, accuracy, security, client service, total cost of ownership, innovation and industry acceptance, expertise and experience. We believe we compete favorably on these metrics and are one of the leading companies offering a suite of healthcare IT solutions.

Moreover, we expect competition will continue to increase as a result of consolidation in both the IT and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

Our principal existing competitors include, but are not limited to (in alphabetical order) AdvancedMD, Advantmed, LLC, Aetion, Inc., Altera, Apixio, athenahealth, Inc., Availity, LLC, CareCloud, Clarivate, ConnectiveRx, CorEvitas, LLC, Cotiviti, Inc., CPSI (Computer Programs and Systems Inc.), DoseSpot, DrChrono, Inc., DrFirst, eClinicalWorks, LLC, Edifecs, Elation Health, Enli Health Intelligence, Epic Systems Corporation, Episource, LLC, Evercommerce, Inc., Evidera, Evolent Health, Inc., Greenway Health, LLC, Harris Healthcare, Healthagen, Health Catalyst, Health Gorilla Inc., Health Verity, Infogix, Inc., Inovalon, InStep Health, IQVIA, Kareo, Inc., Komodo Health, Inc., Lexis-Nexis, MDToolbox, MEDHOST, Inc., Meditech (Medical Information Technology, Inc.), Medsphere Systems Corporation, Merative, Modernizing Medicine, Inc., NextGen Healthcare, Inc., nThrive Revenue Systems, LLC, OM1, Inc., Optum, Inc., OptimizeRx Corporation, Panalgo, LLC, Phreesia, Premier Inc., R1 RCM, Inc., Redox Inc., RXNT, SimplePractice LLC, Symphony Health, Tebra, The T System, Inc., TriNetX, LLC, TriZetto Provider Solutions, Verana Health and Waystar.

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
•
We also have products built on technology provided by Amazon Web Services.
•
We also license content from companies such as OptumInsight, 3M Health Information Systems, Wolters Kluwer Health, Elsevier, IMO and Clinical Architecture that we incorporate or use in certain solutions.

It may be necessary in the future to seek or renew licenses relating to various aspects of our products and services. While we have generally been able to obtain licenses on commercially reasonable terms in the past, there is no guarantee that we can obtain such licenses in the future on reasonable terms or at all. Because of continuous healthcare IT innovation, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our solutions may, unbeknownst to us, infringe upon an existing patent or other intellectual property rights of others. Occasionally, we have been notified that we may be infringing certain patent or other intellectual property rights of third parties. While the outcome of any litigation or dispute is uncertain, we do not believe that the resolution any of these infringement notices would have a material adverse impact on our business.

Human Capital

We track and report internally on key talent metrics, including workforce demographics, talent pipeline, and engagement of our employees. As of December 31, 2022, we had approximately 2,450 employees, including 70% in the United States, 28% in India and 2% in Bangladesh, and as of December 31, 2023, we had approximately 2,500 employees, including 71% in the United States, 28% in India and 1% in Bangladesh. As of December 31, 2024, we had approximately 2,600 employees, including 70% in the United States, 29% in India and 1% in Bangladesh. In some instances, during those periods we also engaged consultants for limited engagements and contractors, including in Sri Lanka. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Our employees are a significant asset, and we recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. We aim to create an inclusive, respectful and open work environment and culture comprised of talented employees of diverse backgrounds. Our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our business. We strive to sustain a work environment where each employee’s perspective, background, skills and abilities are valued for supporting our mission to create solutions that enable smarter care for healthier patients, populations and communities. We invest in our employees through high-quality benefits, various health and wellness initiatives and competitive compensation packages. Company-wide initiatives such as matching gift and volunteer opportunities, a hybrid work program and global recharge days enable our employees to thrive both in the workplace and in the community.

Information about our Executive Officers

The following sets forth the names, ages, positions and business experience of our executive officers as of the date hereof.

Name	Age	Position
Thomas Langan	59	Interim Chief Executive Officer, President and Chief Commercial Officer
Lisa Hammond	53	Senior Vice President and Chief Human Resources Officer
Tejal Vakharia	52	Senior Vice President and General Counsel
Leland Westerfield	56	Interim Chief Financial Officer

Thomas Langan was appointed Interim Chief Executive Officer as of June 7, 2024 and has served as President and Chief Commercial Officer since May 2022. Prior to that, Mr. Langan was Senior Vice President and General Manager of our Veradigm business unit since 2018. From 2015 to 2018, Mr. Langan was the Chief Executive Officer of Practice Fusion, a cloud-based EHR provider acquired by the Company in 2018. Previously, Mr. Langan held executive positions at Symphony Health Solutions and MediMedia, where he managed their life science data, analytics and consulting business, market access and multi-channel marketing solutions. During his career, Mr. Langan has served as Chief Executive Officer, President, Chief Commercial Officer and Senior Vice President of Sales and in various business development roles working with payers, life science organizations, employers and provider organizations.

Mr. Langan has more than 25 years of broad-based functional experience in sales, marketing, strategy and P&L management.

Lisa Hammond was appointed as our Senior Vice President and Chief Human Resources Officer in April 2022 and previously served as our Senior Vice President, Global Human Resources since May 2021. Prior to that, Ms. Hammond was our Director, Global Talent Acquisition, Development and HR Optimization since March 2020. Ms. Hammond has extensive multi-disciplinary experience in a variety of environments, including leading people functions as Vice President of HR/Training, Sales and Marketing at restaurant group LM Restaurants from 2015 to 2020. Prior to that, Ms. Hammond served as leadership of HR/Training/Risk Management at ACG Texas, the nation’s largest IHOP Franchisee. Her experience in growing and emerging brands has afforded her the opportunity to lead functions outside of HR, including operations, sales and marketing. Ms. Hammond is a Certified Executive Coach and a Six Sigma Black Belt, and she is certified in a variety of developmental assessments.

Ms. Hammond brings more than 25 years of experience as an HR leader, coach and business executive.

Tejal Vakharia has served as our Senior Vice President and General Counsel since June 2020 and prior to that time she served as our Senior Vice President and Chief Compliance Counsel beginning in November 2011. Prior to joining Veradigm, Ms. Vakharia was Chief Compliance Counsel at GE Healthcare IT & Performance Solutions and, over a period of more than ten years, held various positions at Abbott Laboratories (NYSE: ABT) (including AbbVie Inc. (NYSE: ABBV) and Hospira).

Previously, Ms. Vakharia was an attorney at the multinational law firms of Foley & Lardner LLP and Dentons.

Leland Westerfield has served as our Interim Chief Financial Officer since December 2023. Prior to that, Mr. Westerfield held multiple Chief Financial Officer roles in sectors undergoing dynamic change and scaled, funded and exited multiple software and data service-based ventures. Mr. Westerfield served as Chief Financial Officer of Clearsense, an enterprise healthcare data analytics platform serving health providers and payors, from 2022 until he joined Veradigm. He also served as the Chief Financial Officer of Dstillery, an advertising technology data analytics provider, from 2020 to 2022, and from 2019 to 2020, he served as the Chief Financial Officer of Aetion, a health technology real-world evidence software and data services company. From 2016 to 2018, Mr. Westerfield served as the Chief Financial Officer and Executive Board Director of Uphold, a financial technology platform as a service company operating regulated money services, where he served as Executive Director and Vice Chairman of the board of directors until 2019. Previously, from 2011 to 2016, Mr. Westerfield held Chief Financial Officer and strategic advisory positions at the mobile app software technology platform, appMobi, Inc (acquired by Intel in 2013), at the music & film royalties software technology platform, The Orchard (acquired by Sony, Inc. (NYSE: SONY) in 2015), and at the virtual design software technology platform, NOVA (a venture within Dreamworks, that was acquired by Comcast Corporation (NASDAQ: CMCSA) in 2016). From 1998 to 2010, Mr. Westerfield served as a senior sell-side equity research analyst specializing in media and internet software technology sectors.

Mr. Westerfield brings more than 25 years of experience as a senior financial executive.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and information are available free of charge at our website at investor.veradigm.com as soon as reasonably practicable following our filing of any of these reports with, or furnishing any of these reports to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The contents of this website are not incorporated into this filing. Furthermore, our references to the URLs for this website are intended to be inactive textual references only.

Item 1A. Risk Factors

Our business, financial condition and operating results and the price of our Common Stock may be materially and adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below. Any one or more of such factors, some of which are outside of our control, could directly or indirectly cause our business, financial condition and operating results to vary materially from our past or anticipated future business, financial condition or operating results. Additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our business, financial condition and operating results.

Risks Related to the Restatement, Audit Committee Investigation, Internal Controls and Related Matters

We identified material weaknesses and other deficiencies in our internal control over financial reporting and concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022, which has caused adverse effects on our business, financial condition and operating results. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, further material misstatements in our financial statements could occur, which could continue to impair our ability to produce accurate and timely financial statements, cause adverse reputational impacts, preclude us from relisting our Common Stock on a national securities exchange and otherwise materially and adversely affect our business, financial condition and operating results.

As discussed in the “Explanatory Note” section to this Form 10-K, the Board, after discussion with management, concluded that the Company’s previously issued consolidated financial statements and financial information relating to the Affected Periods would need to be restated and could no longer be relied upon by stockholders. The Restatement Review, the Audit Committee Investigation, the Company’s Internal Review and the review in connection with the Company’s external audit procedures identified certain issues related to the Company’s disclosure controls and procedures and internal control over financial reporting, as described in the “Explanatory Note” section and in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K.

We have concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2022 all as described in the “Explanatory Note” section and in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K. We have initiated meaningful remediation efforts as described in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K, which we expect to continue, in which case we will continue to incur expenses and expend management time on compliance-related matters. In addition, as we continue our remediation efforts we expect to conclude that our internal control over financial reporting was ineffective as of December 31, 2023 and December 31, 2024 because we had not fully remediated all material weaknesses.

If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements that necessitate restatements of our financial statements. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. The failures in internal controls and associated restatements of the financial statements for the Affected Periods have also caused us to fail to meet our SEC reporting obligations and the requirements to remain listed on Nasdaq and negatively affected investor confidence in our management and the accuracy of our financial statements and disclosures. This has had a negative effect on the price of our Common Stock, adversely affected our business, financial condition and operating results and resulted in the other risks and uncertainties discussed herein relating to resource allocation and constraints, litigation and investigation issues, the termination of our credit facility and our access to certain capital markets. Future restatements or internal control failures could elongate or exacerbate these effects. In addition, the acquisition of ScienceIO and the divestiture of our HLPP business increase complexity with respect to our maintenance of internal control over financial reporting, including due to our reliance on Altera to provide certain of our internal financial and accounting controls and procedures pursuant to the provisions of the transition services agreement (“TSA”) we executed with Altera in connection with the sale of our HLPP business. Any failure to maintain effective internal controls could continue to adversely affect our business, financial condition and operating results.

Matters relating to and arising out of the Restatement Review, the Audit Committee Investigation and the Company’s Internal Review, including the accounting review of our previously issued consolidated financial statements, have been time consuming and expensive, and may result in additional expense.

As a result of the Restatement Review, the Audit Committee Investigation, the Company’s Internal Review, our ongoing review of our accounting practices and systems, the audit of our financial statements and the remediation of deficiencies in our internal control over financial reporting, we have incurred unanticipated costs and expenses for accounting, legal, consulting and other professional fees significantly above historical levels. Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. Although we have already hired additional employees and retained professional firms to assist in the restatement, as part of our continued remediation we will need to hire more employees or retain additional professional service providers in the future, which may further increase our costs and expenses. To the extent our remediation efforts are unsuccessful or incomplete, or we identify additional problems requiring remediation, our management may be required to devote significant additional time to such efforts and we may be forced to incur significant additional expenses, including legal, accounting and consulting expenses, which could continue to have an adverse effect on our business, financial condition and operating results.

We are currently, and may in the future be, subject to stockholder litigation and other litigation regarding our disclosures relating to the Affected Periods, and we have reported certain matters relating to the Audit Committee Investigation to the SEC. As a result, we have incurred significant legal expenses, and in the future we could be subject to damages, fines, penalties or other remedies that could result in material harm to our business, financial condition and operating results.

We voluntarily disclosed to the Staff of the SEC information concerning the Audit Committee Investigation, and we have continued to provide additional information based on discussions with the SEC and are otherwise cooperating with the SEC’s ongoing investigation. Furthermore, we are subject to a putative securities class action and putative stockholder derivative litigation relating to certain of our prior disclosures relating to the Affected Periods. For additional discussion of these matters, see Part I, Item 3, “Legal Proceedings,” and Note 21, “Commitments and Contingencies” in the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The pending litigation, the SEC investigation and any other future litigation or investigations relating to the restatement, the matters identified in the Audit Committee Investigation or the Company’s Internal Review, the Company’s disclosures regarding the foregoing or other related matters could continue to adversely affect the Company’s business, financial condition and operating results. As an example of such additional litigation related to the restatement, Altera has brought a claim alleging that Veradigm breached the representations and warranties contained in the definitive purchase agreement with Altera. The Company has incurred some expenses and expects to incur additional expenses associated with ongoing matters and may in the future face monetary penalties or damages in the event of adverse outcomes, in addition to ongoing management time and attention. In addition, there is uncertainty as to the scope of any inquiry, timing and ultimate findings by the SEC (which could ultimately result in injunctive relief, disgorgement, fines, penalties or an order to take remedial action), and any future litigation or investigation could exacerbate these issues and result in additional costs, penalties and reputational damage that could materially and adversely affect our business, financial condition and operating results.

The delisting of our Common Stock may continue to have an adverse effect on the trading and price of our Common Stock, and our Common Stock might not be relisted, or once relisted, it might not remain listed.

Because we are not current in filing our periodic reports with the SEC, we were unable to comply with the listing standards of Nasdaq, which filed a Form 25 to delist our Common Stock on April 25, 2024. The delisting of our Common Stock from Nasdaq has had, and may continue to have, an adverse effect on us and the price of our Common Stock by, among other things, causing investors to dispose of shares of our Common Stock, limiting the liquidity of our Common Stock, reducing the number of institutional and other investors who will consider investing in our Common Stock, restricting the availability of information concerning the trading prices and volume of our Common Stock, reducing the number of broker-dealers willing to execute trades in shares of our Common Stock and restricting our ability to obtain, or increasing the cost of, equity or debt financing for the continuation of our operations.

If we are unable to relist our Common Stock, or even if our Common Stock is relisted, no assurance can be provided that an active trading market will develop or, if one develops, that it will continue. The lack of an active trading market may limit the liquidity of an investment in our Common Stock, meaning an investor may not be able to sell any shares of Common Stock at times, or at prices, attractive to such investor. Any of these factors may continue to adversely affect the price of our Common Stock.

The restatement and associated delay in filing SEC periodic reports adversely affect the terms on which we are able to incur indebtedness and restrict our ability to access the capital markets, both of which may adversely affect the Company’s business strategy, liquidity and ability to seek additional financing in the near term or otherwise raise capital in the future, and the restatement and associated delay in filing SEC periodic reports have also eliminated our eligibility to use Form S-8 registration statements for Company equity awards, which has adversely affected, and may continue to adversely affect, employee hiring and retention.

Effective as of August 30, 2024, we terminated the Third Amended Credit Agreement and all Commitments (as defined therein) thereunder, to avoid the occurrence of an Event of Default (as defined therein) as a result of our failure to timely furnish the required financial statements in accordance with the terms of the Third Amended Credit Agreement. Although we intend to enter into a new financing arrangement in the second quarter of 2025, it may be difficult to find a replacement facility, or other financing arrangements, on desirable terms, if at all. Ultimately, our ability to obtain any additional financing will depend on a number of factors, such as market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and the limitations on our access to the capital markets described below. Volatility in credit markets, including the U.S. Federal Reserve Bank’s actions and implementation of varying interest rates to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing on attractive terms. As a result, the interest rate or fees applicable to any new credit facility could be substantially higher than under our prior credit facility, thus adversely affecting our overall financial condition and perceptions of our creditworthiness. If we raise additional funds through the issuance of equity or equity-linked securities, then our existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Common Stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Our ability to obtain alternative financing is also limited due to the restrictions on capital markets fundraising described below. Our only source of cash during the period of time when we do not have a credit facility or other alternative financing arrangement is anticipated to be cash on-hand and cash generated from operations. As a result, we may not have sufficient capital to fund our working capital needs, our strategic initiatives, the repayment of our Convertible Notes (as defined below) or future obligations associated with contingent liabilities, if and when required.

The delay in the timely filing of periodic reports with the SEC also limits our ability to access the public markets to raise debt or equity capital, which limits the availability of a number of financing arrangements we could otherwise pursue and could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. If we wish to pursue a public offering now, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and the necessity of using a Form S-1 for a public offering of registered securities could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner. In addition, as a result of the failure to remain current in our reporting requirements with the SEC, we are not currently eligible to use Form S-8 registration statements. If we are not able to become and remain current in our reporting requirements with the SEC, it restricts our ability to issue equity securities to our employees and affects the terms of any equity securities issued to employees without a Form S-8 registration statement available. In addition, failure to timely file our SEC reports and make our current financial information available has resulted in the continued inability of certain of our employees to sell shares of our Common Stock underlying awards granted pursuant to our equity compensation plans. These issues have adversely affected, and may continue to adversely affect, hiring and employee retention.

Risks Related to Our Industry

Markets for our products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively.

The markets for our products and services are intensely competitive and are characterized by rapidly evolving technology, solution standards, user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical, sales and marketing resources than we do. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially and adversely impact our business, financial condition and operating results.

Consolidation in the healthcare industry could materially and adversely impact our business, financial condition and operating results.

Many healthcare provider organizations are consolidating to create integrated healthcare delivery systems, managed service organizations and large physician groups with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. Such consolidation may also lead integrated delivery systems to require newly acquired physician practices to replace their current Veradigm products with those already in use in the larger enterprise. Any of these factors could materially and adversely impact our business, financial condition and operating results.

We operate in a highly regulated industry, with laws and regulations subject to change. Compliance with laws and regulations requires us to expend significant costs, and our failure to comply with existing or future laws and regulations could have an adverse effect on our future profitability and materially and adversely impact our business, financial condition and operating results.

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of foreign, federal, state and local governmental entities. These entities have promulgated laws and regulations addressing matters such as healthcare fraud; patient information, the sharing and storage thereof and privacy protections with respect thereto; electronic prescribing; the use and content of EHRs; and claim transmission. Both we and our clients must comply with these laws and regulations. Refer to Part I, Item 1, “Business” of this Form 10-K for a detailed discussion of material regulations affecting our business.

The regulatory landscape is subject to change both because of changing interpretations or application of existing laws and regulations and because of new laws and regulations. Future United States healthcare system reform at both the federal and state level could increase government involvement in healthcare, reconfigure reimbursement rates and otherwise change the business environment of our clients and the other entities with which we have a business relationship. Government regulation could also alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential clients and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHRs, providing clients with incentives to adopt EHR solutions or developing a low-cost government-sponsored EHR solution or increased enforcement activity targeting healthcare fraud and abuse.

We cannot predict the content or effect of possible changes to existing laws and regulations or new laws or regulations, and it is possible that such developments may affect the development and marketing of healthcare software systems or product functionality requirements. Our clients and the other entities with which we have a business relationship could react to these developments and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

Failure to comply with existing or future laws or regulations could be costly and cause reputational harm. For example, if we fail to maintain certain certifications for our EHR solutions, or if any regulatory, prosecutorial or judicial authority finds that our activities violate healthcare fraud laws, we could face civil or criminal penalties, be forced to change or terminate parts of our business, refund service fees or be disqualified from working with clients in government programs. In addition, under federal law, it is illegal for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. Similarly, although we have policies and procedures designed to assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our clients is also accurate and complete, we could be subject to liability if we or our subcontractors do not follow those procedures and policies or they are not sufficient to prevent inaccurate claims from being submitted.

Certain rules and obligations around patient information, particularly HIPAA and HITECH and similar state privacy laws, have increased the cost of compliance and could subject us to additional enforcement actions, civil or criminal liability, fines and lawsuits and contractual liability, which could further increase our costs and adversely affect the way in which we do business. Related regulations and guidance are subject to change or interpretation and may materially restrict the ability of providers to submit information from patient records using our products and services. The ability of our clients to comply with laws and regulations while using our solutions could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we assisted our clients in a violation of healthcare laws or regulations. Even unsuccessful legal challenges in these areas could require us to expend significant resources in our defense or adversely affect our reputation.

Changes in interoperability, information blocking and other regulatory standards applicable to our software could require us to incur substantial additional development costs.

Our clients and the industry leaders enacting regulatory requirements often require that our software solutions be interoperable with other third-party health IT suppliers and not interfere with, prevent, materially discourage or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” Market forces or governmental authorities have created and could continue to create software interoperability and information blocking standards that could apply to our solutions, and if our products or services are not consistent with those standards, we could be forced to incur substantial additional development costs, and delays may result in connection therewith. If our applicable products or services are not consistent with these varying and evolving standards or do not support our clients in their efforts to meet new certification requirements, our market position and sales could be adversely affected, and we may have to invest significantly in changes to our software solutions, which could materially and adversely impact our business, financial condition and operating results.

Regulatory changes impacting our clients could force us to reduce our prices.

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

Our business model depends on our success with maintaining our existing clients, particularly our significant clients, and selling new and incremental products and services to these existing clients. In addition, we may face challenges in maintaining relationships with clients of the HLPP business, from whom a significant portion of our revenue is derived. Our success with certain clients also requires our achieving interoperability between our new products and our legacy products to provide a single solution that connects healthcare providers across care settings. Certain of our clinical solutions clients initially purchase one or a limited number of our products and services. These clients may choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current clients could choose not to purchase these new offerings. If we fail to generate additional business from our current clients, including clients of the HLPP business, our revenue could grow at a slower rate or even decrease.

In addition, the transition of our existing clients to current versions of our products presents certain risks, including the risk of data loss or corruption or delays in completion. If such events occur, our client relationships and reputation could be damaged. Any of the foregoing could materially and adversely impact our business, financial condition and operating results.

Our products or services could fail to perform properly due to errors or similar problems, which could materially and adversely affect our business, financial condition and operating results.

Complex technology, such as ours, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new products or services or enhancements to existing products or services. We regularly introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software or offerings. If we detect any errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. If we do not discover errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our products or services could result in product-related liabilities; fraud and abuse or patient safety issues; unexpected expenses and liability and diversion of resources to remedy errors; harm to our reputation; lost sales; delays in commercial releases; delays in or loss of market acceptance of our solutions; license termination or renegotiations; and privacy or security vulnerabilities.

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

Significant disruptions of information technology systems or breaches of information security could materially and adversely affect our business, financial condition and operating results.

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including PHI, financial information and other sensitive information relating to us and our workforce, as well as our clients. We may be subject to IT systems failures and network disruptions, and we face risk of deliberate or unintentional incidents involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data or other disruption of our business operations. The continually changing cybersecurity threat landscape makes our systems potentially vulnerable to service interruptions or to security breaches from external threat actors, from the inadvertent or intentional actions by our employees or from supply chain attacks originating at our third-party vendors, including their potential use of software or components originating from countries known to be nation-state cyber actors. Attacks are made by individuals or groups that have varying levels of expertise, some of which are technologically advanced and well-funded including, without limitation, nation states, organized criminal groups and hacktivists organizations.

We believe that companies in our industry will continue to be targeted by such events with increasing frequency due to the value of healthcare-related data. Any future denial-of-service, ransomware or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property. For example, in 2018 we were subject to a ransomware attack that impacted two of our data centers, resulting in outages that left certain of our solutions offline for our clients. In addition, the Change Healthcare cybersecurity incident in the first quarter of 2024 had a far-reaching impact across the healthcare landscape and disrupted our customers’ ability to use Change Healthcare’s network connections, thus affecting their insurance claims submissions and billing activities through our systems. Although we were not the target of the Change Healthcare cybersecurity incident, the approximate impact to the Company’s revenue in the first quarter of 2024 and second quarter of 2024 was less than $3 million and less than $2 million, respectively, the incident resulted in delay and downtime for our customers.

Competing business priorities and strategic initiatives, staff attrition and resource constraints may affect our ability to adequately adapt to continually evolving and increasingly sophisticated threats. Although we have systems in place that we believe are reasonably designed to prevent and detect security breaches, we cannot guarantee that these systems will be adequate to prevent all possible security threats, and any compromise of our electronic systems, including the unauthorized access, use or disclosure of sensitive information or a significant disruption of our computing assets and networks, could adversely affect our reputation or our ability to fulfill contractual obligations, could require us to devote significant financial and other resources to mitigate such problems and could increase our future cybersecurity costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees and engaging third-party experts and consultants. Moreover, unauthorized access, use or disclosure of sensitive information, could result in civil or criminal liability or regulatory action, including potential fines and penalties. In addition, any real or perceived compromise of our security or disclosure of sensitive information may deter clients from using or purchasing our products and services in the future, which could materially and adversely impact our business, financial condition and operating results.

We use third-party contractors to store, transmit and host sensitive information for our clients and use third-party software and components to develop solutions and provide services to our clients. We also continue to rely on Altera to provide certain aspects of our services and solutions pursuant to the provisions of the TSA we executed with Altera in connection with the sale of our HLPP business. While we have contractual or other mechanisms in place with our third-party contractors and software and component suppliers that require them to have appropriate security programs and controls and, frequently, to indemnify us for security-related breaches, any compromise or failure of these contractors’ or suppliers’ privacy and security practices could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our clients or stockholders, as well as actions by regulatory agencies.

We may be subject to IT systems failures and network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, geopolitical uncertainties, public health issues and other business disruptions that could cause damage to the global economy, and thus have a material and adverse impact on our business, financial condition and operating results. Such events may be beyond our control but could decrease our demand for our products or services or make it difficult or impossible for us to develop and deliver our products or services to our clients. A significant portion of our research and development activities, our corporate headquarters, our IT systems and certain of our other critical business operations are concentrated in a few geographic areas. In the event of a business disruption in one or more of those areas, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations, which could materially and adversely impact our business, financial condition and operating results.

We are facing additional investigations and proceedings from other governmental entities and third parties related to the same or similar conduct underlying the settlement agreements that Practice Fusion entered into with the U.S. Department of Justice (the “DOJ”).

On January 27, 2020, we announced that our subsidiary Practice Fusion entered into a series of agreements resolving investigations conducted by DOJ. The Deferred Prosecution Agreement expired on April 13, 2023. On May 9, 2023, in accordance with the Deferred Prosecution Agreement, DOJ filed a request with the U.S. District Court for the District of Vermont to dismiss the criminal charge against Practice Fusion with prejudice. Also on May 9, 2023, the Court issued an order dismissing the charge against Practice Fusion with prejudice. This case is now concluded. See the risk factor entitled “We have completed certain asset or business dispositions and have also acquired and invested in new business and technologies, each of which is subject to significant risks.”

Practice Fusion and Veradigm subsequently received civil complaints and requests for information pursuant to civil investigative demands (each a “CID”) from the Attorneys General of several states (together, the “State AG Investigations”). These document and information requests seek various information, including about a clinical decision support alert related to pain management that was sponsored by Purdue Pharma and launched in 2016. Other legal or regulatory proceedings, including investigations or proceedings brought by private litigants or stockholders, federal agencies, private insurers and states’ attorneys general may also follow. These matters could result in the imposition of damages or non-monetary relief, significant compliance, litigation or settlement costs, other losses or a diversion of management’s attention from other business concerns and have a material adverse effect on our business, financial condition and operating results. We may also be subject to negative publicity related to these matters that could harm our reputation, reduce demand for our solutions and services, result in employee attrition and negatively impact our stock price.

We have completed certain asset or business dispositions and have also acquired and invested in new business and technologies, each of which is subject to significant risks.

We have recently disposed of a significant business and made investments in, or acquisitions of, other businesses. For example, in May 2022, we sold our HLPP business, and the sale had a major effect on our operations and financial results. Additionally, in March 2024, we acquired ScienceIO, an AI platform and foundation model provider for the healthcare ecosystem. We expect that we will continue to take strategic portfolio actions in the future.

Acquisitions and dispositions are subject to many risks, including potential negative impacts on the Company’s earnings and risks relating to transition service or other post-transaction obligations, as well as the diversion of management’s attention. For example, in connection with the sale of our HLPP business, we entered into a TSA with Altera pursuant to which we are each providing the other with services that are critical to our ongoing operations. In addition, prior to their acquisition by us, McKesson Corporation (“McKesson”) received a request for documents and information from the U.S. Attorney’s Office in May 2017 pursuant to a CID relating to our former Enterprise Information Solutions business (the “EIS Business”), which was acquired from McKesson, as McKesson operated that business. This CID relates to the certification of the business’ software under the ONC’s EHR certification program and related business practices. Additional CIDs were received in August 2018 regarding a separate EIS Business solution and in October 2021 regarding the EIS Business solution that was the subject of the May 2017 CID. If any CID leads to a claim or legal proceeding against us or our businesses that results in the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs or any other losses, in each case for which we are not indemnified by McKesson or are otherwise unable to recover against McKesson, such damages, relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

Investments and acquisitions may also involve numerous other risks, including: the potential failure to achieve the expected benefits of the investment or acquisition, including the inability to generate sufficient revenue to offset acquisition or investment costs, or the inability to achieve expected synergies or cost savings; unanticipated expenses related to acquired businesses or technologies; the diversion of financial, managerial and other resources from existing operations; the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions; unanticipated regulatory and other compliance risks related to acquired companies or technologies; potential write-offs or amortization of acquired assets or investments; the potential loss of key employees, clients or partners of an acquired business; delays in client purchases due to uncertainty related to any acquisition; potential unknown liabilities associated with an investment or acquisition; and the tax effects of any such acquisitions.

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

If we fail to properly evaluate and execute acquisitions, investments or dispositions (including transition services) or if we fail to successfully integrate acquired businesses, we may not be able to achieve projected results or, in the case of acquisitions and investments, support the amount of consideration paid for such acquired businesses or investments, which could materially and adversely impact our business, financial condition and operating results. In addition, we have incurred and may in the future incur asset impairment charges related to acquisitions, investments or divestitures that reduce the Company’s earnings.

AI technology is new and developing, and may present business, compliance and reputational challenges that could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs.

We plan to expand the use of AI throughout our business. This new and emerging technology, which is in its early stages of commercial use, presents a number of inherent risks. For example, AI technologies can create accuracy issues, unintended biases and discriminatory outcomes and create other perceived or actual technical, legal, compliance, privacy, security and ethical risks, which could slow our clients’ adoption of our solutions that use AI. If our AI assisted solutions are perceived to be deficient, inaccurate or biased, our reputation, competitive position and business may be adversely affected. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. Additionally, adopting AI technologies without careful governance increases the risk of impact to Veradigm certifications and potential exposure of sensitive information including Protected Health Information (“PHI”).

In addition, litigation or government regulation related to the use of AI may adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Further, market demand for and acceptance of AI technologies remain uncertain, and we may be unsuccessful in our efforts related to deploying AI in our business.

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

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of the sectors in which we operate. This is critical to our success because we believe that these relationships contribute to our ability to extend the reach of our products and services to a larger number of participants in the healthcare industry; develop and deploy new products and services; further enhance our brand; and generate additional revenue and cash flows.

Entering into strategic relationships is complicated because strategic partners may decide to compete with us. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare industry if we conduct business with their competitors.

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

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For instance, any of our current or future intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all.

We have taken efforts to protect our proprietary rights, including a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties and technical security measures, as well as our reliance on copyright, patent, trademark, trade secret and unfair competition laws. These efforts may not be sufficient or effective.

In addition, our platforms incorporate “open source” software components that are licensed to us under various public domain licenses. Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown.

Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give our competitors access to our technology. Any increase in the unauthorized use of our intellectual property could also divert the efforts of our technical and management personnel and result in significant additional expense to us. Finally, we may be required to spend significant resources to monitor and protect our intellectual property rights, including with respect to legal proceedings, which could result in substantial costs and diversion of resources. Any of the foregoing could materially adversely affect our business, financial condition and operating results.

We could be impacted by unfavorable results of legal proceedings and claims, such as being found to have infringed on a third party’s intellectual property rights.

We are subject to various legal proceedings and claims that have not yet been fully resolved, including the matters discussed under Note 21, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K and in the risk factor above entitled “We are currently, and may in the future be, subject to stockholder litigation and other litigation regarding our disclosures relating to the Affected Periods, and have reported certain matters relating to the Audit Committee Investigation to the SEC. As a result, we have incurred significant legal expenses, and in the future we could be subject to damages, fines, penalties or other remedies that could result in material harm to our business, financial condition and operating results.” Additional claims may also arise in the future. Companies in our industry, including competitors, often face litigation related to patent infringement or intellectual property violations, especially from patent holding companies seeking to monetize acquired patents. As we expand our product functionality, enter new markets and face more competitors, the number of such actions against us may increase. We are actively defending against these claims in various jurisdictions.

If found to infringe patents or other intellectual property, we may be required to pay significant damages or royalties or face injunctions. Additionally, some agreements require us to indemnify clients and third-party providers, potentially increasing costs and affecting our relationships. Licensing agreements may be available in certain circumstances, but there is no guarantee they will be available on favorable terms or prevent litigation, and they may increase operating expenses.

Regardless of merit, legal proceedings can be costly, time-consuming, and disruptive. Lawsuits, particularly those arising from security breaches, have sought significant monetary damages. Unfavorable outcomes could result in significant financial impacts, including damages, revenue loss and other remedies, adversely affecting our business. We carry insurance, but coverage may be insufficient, unavailable on acceptable terms, or disputed by insurers, increasing the potential financial impact of legal actions.

Our success depends on our senior leadership team and our ability to hire and retain other key personnel, and any failure to attract and retain these critical human capital resources could materially adversely affect our business, financial condition and operating results.

There has been significant turnover in the Company’s leadership since the appointment of new executive officers in connection with the disposition of the HLPP business. As a result of the Audit Committee Investigation, on December 6, 2023, Mr. Poulton and Ms. Jones each resigned at the request of the Board from their positions as Chief Executive Officer and Chief Financial Officer, respectively. Subsequently, Mr. Westerfield joined the Company as Interim Chief Financial Officer, and Dr. Ho served as Interim Chief Executive Officer until the end of her term of service on June 7, 2024, at which time Mr. Langan assumed the role of Interim Chief Executive Officer. Our business and success are materially dependent on identifying a permanent Chief Executive Officer and Chief Financial Officer and attracting and retaining other members of our senior leadership team to formulate and execute the Company’s strategic and business plans.

Much of our future performance also depends on our ability to hire and retain other highly qualified personnel who have a deep understanding of our industry. In addition, we will need to retain existing employees and hire additional employees to implement our remediation plan described in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K. Competition for such personnel is intense. We are required to expend significant resources on identifying, hiring, developing, motivating and retaining such personnel throughout our organization. Many of the companies with whom we compete for such personnel have greater resources than us and may be able to offer more attractive terms of employment, particularly while our Common Stock is not listed on any securities exchange. Our investment in training and developing our employees makes them more attractive to our clients and competitors, who may then seek to recruit them. Furthermore, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.

Our failure to plan for and execute future successions in leadership, attract new highly qualified personnel or retain and motivate our existing key personnel could materially and adversely impact our business, financial condition and operating results.

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

We provide content for use by healthcare providers in treating patients. Third-party content suppliers provide certain of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage in an amount that we believe is sufficient for our business, we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could materially and adversely impact our business, financial condition and operating results. Even unsuccessful claims could result in substantial costs and diversion of management and other resources.

Our failure to license and integrate third-party technologies could harm our business.

We depend upon licenses for some of the technology used in our solutions from third-party vendors and intend to continue licensing technologies from third parties. This technology may not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which could materially adversely affect our business, financial condition and operating results.

Most of our third-party licenses are non-exclusive, and our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. Our use of third-party technology exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own solutions.

Our business is subject to the risks of global operations, which could materially adversely affect our business, financial condition and operating results.

We operate in countries outside of the United States, including significant operations in India, Sri Lanka and Bangladesh. This subjects our business to risks and challenges associated with operating globally, which could increase our operating costs.

In addition, our compliance with complex foreign and United States laws and regulations that apply to our global operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, but are not limited to, internal control and disclosure rules, data privacy requirements, anti-corruption laws (such as the United States Foreign Corrupt Practices Act) and other local laws prohibiting corrupt payments to government officials, and antitrust and competition regulations. Violations of these laws and regulations could result in, among other things, fines and penalties, criminal sanctions, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially adversely affect our global expansion efforts, our business, financial condition and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents or distributors, or third parties with whom we do business, will not violate our policies. Furthermore, potential changes in data privacy and protection requirements may increase our future legal and regulatory compliance burden.

Any potential additional cost reduction activities could have long-term adverse effects on our business, financial condition and operating results.

Preceding the filing of this Form 10-K, we began executing a number of cost reduction measures. In the event that we take additional actions to adjust our cost structure, we may fail to achieve anticipated improvements, which may diminish the operational or financial benefits we would expect to realize from these actions. In addition, these activities, as well as our regular cost reduction activities (including in connection with the integration of acquired businesses), could result in restructuring or impairment charges, increase employee turnover, further reduce our available assets and other resources, slow improvements or innovations in our products and services, adversely affect our ability to respond to customers, limit our ability to quickly adapt to changing market dynamics and otherwise create long-term adverse effects on our business. Any of the circumstances described above could adversely impact our business, financial condition and operating results.

Risks Related to Our Common Stock and Indebtedness

Our stockholder rights plan and anti-takeover provisions in our organizational documents may discourage or prevent a change of control, even if an acquisition would be beneficial to stockholders.

In February 2024, the Board adopted a stockholder rights plan (as amended to date, the “rights plan”). Although the rights plan does not prevent us from entering into any transaction that the Board determines is in the best interests of our stockholders, potential acquirers may be discouraged to acquire us, even if such a transaction would be beneficial to our stockholders.

The Board has the authority to issue up to 1,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by our stockholders. In the event that we issue additional shares of preferred stock in the future that have preference over our Common Stock with respect to payment of dividends or upon our liquidation, dissolution or winding-up, or that are convertible into shares of our Common Stock, the voting and other rights of the holders of shares of our Common Stock or our Common Stock price could be adversely impacted. The ability of the Board to issue shares of preferred stock without any action on the part of our stockholders could discourage, delay or prevent a change in control of Veradigm or changes in our management that certain of our stockholders may deem advantageous, which could lower the price of our Common Stock.

Our certificate of incorporation and bylaws also contain provisions that could discourage, delay or prevent a change in control of Veradigm or changes in our management that certain of our stockholders may deem advantageous. These provisions, among other things, prohibit our stockholders from acting by written consent or calling a special meeting of stockholders, and provide that the Board is expressly authorized to make, alter or repeal our bylaws. Additionally:

•
the indenture (as amended, supplemented or modified from time to time, the “Indenture”) governing our 0.875% Convertible Senior Notes due 2027 (the “Convertible Notes”) may prohibit us from engaging in a change of control of Veradigm unless, among other things, the surviving entity assumes our obligations under the Convertible Notes; and
•
if a change of control of Veradigm occurs, the Indenture may permit holders of the Convertible Notes to require us to repurchase all or a portion of the Convertible Notes and may also require us to pay a make-whole premium (in either cash, shares of our Common Stock or a combination of cash or shares of our Common Stock) by increasing the conversion rate for a note holder who elects to convert.

These provisions in our certificate of incorporation, bylaws and debt instruments could discourage, delay or prevent a change of control of Veradigm or changes in our management that our stockholders may deem advantageous, and therefore could reduce the price of our Common Stock.

Finally, our certificate of incorporation includes an election to be governed by Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This provision could discourage, delay or prevent a change of control of Veradigm by making it more difficult for stockholders or potential acquirers to effect such a change of control without negotiation with the Board, and may apply even if some of our stockholders consider the acquisition beneficial to them.

Our Common Stock price is subject to volatility.

The market for our Common Stock has experienced and may experience significant price and volume fluctuations in response to a number of factors, many of which are beyond our control. Additionally, the stock market in general, and the market prices for companies in our industry in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations may materially and adversely impact our stock price, regardless of our actual operating performance. Furthermore, volatility in our Common Stock price could force us to increase our cash compensation to employees or grant larger equity awards than we have historically granted, which could materially and adversely impact our business, financial condition and operating results.

Our quarterly operating results may vary.

Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, some of which are beyond our control, including clients’ budgetary constraints and internal acceptance procedures, the sales, service and implementation cycles for our software products, potential downturns in the healthcare sector and in economic conditions generally, and other factors described herein.

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

Our current indebtedness, an event of default with respect thereto, our inability to obtain new financing or the terms with respect thereto could materially adversely affect our business, financial condition and operating results.

The Indenture contains a number of affirmative covenants, and any future indebtedness would likely contain, a number of restrictive covenants that may impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. For example, the Indenture contains an affirmative covenant requiring the Company to file with the trustee copies of reports that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 days after the same are required to be filed with the Commission (giving effect to any grace period provided by Rule 12b-25 under the Exchange Act), and the Company did not comply with such covenant with respect to its required Annual Report on Form 10-K for the fiscal year ended December 31, 2024, constituting a default under the Indenture that could become an event of default. A breach of any of these covenants could result in an event of default under the Indenture, which could grant the holders of the Convertible Notes repurchase rights under certain circumstances. In addition, we anticipate obtaining new financing in the second quarter of 2025, and such arrangement may require us to agree to certain covenants, including rights to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not be able to continue to meet those ratios. A breach of any covenants in any future credit facility would likely also result in an event of default under both that facility and the Indenture.

Under the first supplemental indenture to the Indenture, dated February 5, 2024 (the “First Supplemental Indenture”), the holders have semiannual repurchase rights beginning on January 1, 2025 at the accreted prices set forth in the First Supplemental Indenture. The First Supplemental Indenture also revised the number of additional shares by which the conversion rate applicable to the Convertible Notes surrendered in connection with make-whole fundamental changes will be increased, provided for an accreting value for Convertible Notes purchased upon the occurrence of a “fundamental change” (as defined in the Indenture) on or after February 2, 2024 and also provided holders with the right semiannually to require the Company to repurchase their Convertible Notes at that accreting value. Under the Indenture, as supplemented by the First Supplemental Indenture, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the Indenture) at the repurchase price specified above. The delisting from Nasdaq constituted a “fundamental change” under the Indenture. No noteholders elected to exercise such repurchase rights following the “fundamental change” or for any semiannual repurchase right prior to the filing of this Form 10-K, but for any future “fundamental change” or semiannual repurchase date, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes. In particular, if we are not able to enter into a new financing arrangement in the second quarter of 2025 on acceptable terms or at all, and if our other sources of liquidity are lower than anticipated, we may not have or be able to obtain sufficient funds to make such repurchase payments, which could occur as early as July 1, 2025. Our failure to repurchase the Convertible Notes at a time when the repurchase is required would constitute a default under the Indenture, which may result in acceleration of any other outstanding indebtedness.

The conditional conversion feature of the Convertible Notes, if triggered, may materially adversely affect our business, financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. See Note 10, “Debt,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. During the quarter ended December 31, 2022, the conditional conversion feature of the Convertible Notes was triggered as a result of the sale price of our Common Stock being greater than or equal to 130% of the conversion price for the requisite period during such quarter. As a result, holders of the Convertible Notes were entitled to convert the Convertible Notes into Common Stock at their option at any time during the quarter ended March 31, 2023. No holders of Convertible Notes elected to convert any of the Convertible Notes at that time. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock, we would be required to settle a portion or all of our conversion obligations through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible - Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). We adopted ASU 2020-06 on January 1, 2022, and we expect the adoption to impact our consolidated financial statements in future periods. The new standard is discussed under Note 1, “Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The new standard changes the accounting for the convertible debt instruments such as the Convertible Notes. An issuer of convertible debt instruments is no longer required to separately account for the liability and equity components of such securities. This has the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, the treasury stock method for calculating earnings per share is no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method is required, which decreases our diluted weighted-average earnings per share.

General Risk Factors

We could be subject to changes in our tax rates, the adoption of new United States or international tax legislation or exposure to additional tax liabilities.

We are subject to taxation in the United States and certain foreign jurisdictions. Current economic and political conditions make tax rates in any jurisdiction, including those in the United States, subject to significant change. Our future effective tax rates could also be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including changes in tax laws affecting our products and services and the healthcare industry more generally. We are also subject to the examination of our tax returns and other documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations or that our assessments of the likelihood of an adverse outcome will be correct. If our effective tax rates were to increase, particularly in the United States, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, then this could materially and adversely impact our business, financial condition and operating results.

We could continue to suffer losses due to asset impairment charges.

We are required under GAAP to test our goodwill and indefinite-lived intangible assets for impairment on an annual basis, as well as on an interim basis if indicators for potential impairment, such as a decline in the price of our Common Stock, exist. Additional indicators that are considered include, but are not limited to, significant changes in performance relative to expected operating results and negative economic trends. In addition, we periodically review our finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates or the divestiture of a business or asset below its carrying value. We have been and may in the future be required to record a charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could materially and adversely impact on our operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management Strategy

The Company addresses cybersecurity risks through a comprehensive approach that is focused on preserving the security of its operations and information and ensuring the appropriate acquisition, access, use, or disclosure of PHI. Veradigm has implemented an enterprise-wide information security program (“IS Program”) that is informed by core elements of the security standards encouraged by HHS, including relevant National Institute of Standards and Technology (“NIST”) cybersecurity standards such as NIST SP 800-30, NIST SP 800-53, and NIST SP 800-63B, and ISO 27001and SOC2 suite of controls. Designed from a risk- and compliance-based approach, the IS Program is designed to protect Company information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction by identifying, preventing and mitigating cybersecurity threats, as well as effectively respond to cybersecurity incidents when they occur.

Veradigm’s information security policies and procedures have been developed to align with recognized security practices and utilize multi-layered defenses. As part of the IS Program, the Company employs a range of tools and services to inform assessment, identification and management of material risks from cybersecurity threats, which include, from time to time, monitoring emerging data protection laws and implementing responsive changes to our processes; undertaking periodic reviews of our policies and statements related to cybersecurity; conducting annual privacy and security awareness training for all Veradigm workforce members, including contractors and subcontractors, and tracking compliance; and deploying phishing test campaigns. We have an incident response program, which is reviewed and updated annually, and our incident response team members participate in regularly scheduled management reviews and tabletop exercises to simulate responses to cybersecurity incidents.

Our IS Program includes the following elements: (i) internet and perimeter security; (ii) endpoint and email security; (iii) threat intelligence, monitoring and management; (iv) data security for PHI and Personally Identifiable Information (“PII”); (v) personal accountability, which includes comprehensive training for our employees and third party-contractors (including onboarding and annual training), exercises (including advanced phishing exercises) and awareness for our employees to promote vigilance of cybersecurity risks and opportunities; (vi) access management; (vii) application and cloud security; and (viii) compliance audits and assessments, which include routine technical and non-technical audits and assessments internally and in collaboration with independent third parties at least annually.

As a company managing the use and disclosure of PHI and PII, our Program incorporates annual independent Systems and Organization Control 2 (SOC 2) Type 2 audits that are conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, which provide an independent third party evaluation of the design and operating effectiveness of our controls. We also annually perform HIPAA Security Rule risk assessments of our administrative, physical and technical safeguards for protecting the confidentiality, integrity and availability of data.

Our IS Program includes frequent reviews and development of our security policies and standards, monitoring to detect potential threats or disruptions, testing of protocols to verify the effectiveness of our defense systems, and training for our workforce. Our teams continuously and proactively monitor our information systems for potential risks, threats, and disruptions, including at our U.S.-based third-party data centers. Through the use of our rapid response and incident management processes, which include our IT incident management and IT disaster recovery processes, we assess potential incidents and determine a course of action. This may involve risk mitigation, resolution plan development and process improvements.

In parallel with our Code of Conduct, we have created and posted publicly, and incorporate into vendor contracting, our security standards for our contractors, subcontractors and other vendors and suppliers, which holds the third parties with which we do business to equivalent data and privacy standards as the Company, as applicable. We request Attestations of Compliance with such standards and execute HIPAA-compliant Business Associate Agreements in these contexts as appropriate.

Governance

Veradigm’s Privacy & Security Executive Council (“PSEC”) provides oversight of risks from cybersecurity threats. The Chief Security Officer (“CSO”) provides oversight of Veradigm’s IS Program and, along with the PSEC and other members of management, reviews material cybersecurity incidents, reviews key metrics on Veradigm’s cybersecurity program and related risk management programs and manages cybersecurity program goals. The CSO updates the full Board on matters relating to cybersecurity.

The CSO is responsible for assessing and working with the business to manage the Company’s material risks from cybersecurity threats. The CSO is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management and strategy process described above, including the operation of Veradigm’s incident response plan. Veradigm’s CSO has served in this role for the past four years, and has more than 14 years of experience managing cybersecurity risk for HIPAA-regulated entities in various roles involving managing information security, developing cybersecurity strategy, application security, and developing healthcare cybersecurity at the Federal level, and has a Doctorate of Philosophy (Ph.D.) in privacy and security.

The Audit Committee is primarily responsible for overseeing and reviewing the Company’s information security and technology risks, including cybersecurity. In this role, the Audit Committee monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the regular receipt of reports from management on the effectiveness of its cybersecurity programs. The Audit Committee reports to the full Board on a quarterly basis regarding its oversight activities and the risk management activities of the Company. In addition, the full Board receives periodic presentations from management on emerging information security and cybersecurity risks, as well as incident reports as significant matters may arise.

Our CSO conducts regular cross-functional management reviews of our programs, including with members of senior leadership. All employees and those contractors of the Company with access to our information systems receive annual cybersecurity awareness training, and we have integrated cybersecurity and data protection topics into our Code of Conduct. All critical information systems supporting our clients’ clinical care have a written disaster recovery plan that is exercised at least annually. The entire program is audited annually by both internal and third-party auditors.

Cybersecurity is also included in our product development life cycle and part of our vendor and business partner evaluation process. Our product development approach considers cybersecurity best practices and builds security controls into our product design. Additionally, we conduct security risk assessments prior to engaging third-party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards and require they adhere to mutually agreed upon security requirements, controls and responsibilities.

Impact of Recent Cybersecurity Incidents

On July 19, 2024, the Company experienced customer facing systems disruption resulting from the CrowdStrike-caused outage. Upon detecting the event, the Company took immediate steps designed to mitigate the impact of the incident and implement its business continuity plans to restore and support customer operations. The majority of client facing systems were restored within 24 hours and all affected systems were fully restored in fewer than three calendar days.

As previously disclosed, the Change Healthcare cybersecurity incident in the first quarter of 2024 disrupted our Company’s customers’ ability to use Change Healthcare’s network connections, thus affecting their insurance claims submissions and billing activities through our systems. Although the Company’s information systems were not affected, the cybersecurity incident experienced by Change Healthcare resulted in delay and downtime for our customers. The Company took immediate steps designed to mitigate the impact of the incident for our customers with respect to our solutions.

The Company did not experience a material cybersecurity incident in 2024. It did, however, experience the previously-disclosed impacts from the Change Healthcare cybersecurity incident in the first and second quarters of 2024. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy and results of operations, see “Risk Factors – “Significant disruptions of information technology systems or breaches of information security could materially and adversely affect our business, financial condition and operating results.” which is incorporated by reference into this Item 1C.

Item 2. Properties

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2022, we leased 204 thousand square feet of building space worldwide. At such time, our facilities were primarily located in the United States, although we also maintained facilities in India, Sri Lanka and Bangladesh. As of February 28, 2025, we lease 146 thousand square feet of building space in the same geographies. Our facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our current operations. We believe that our existing facilities are adequate to meet our current business requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

For information on legal proceedings, please refer to Note 21, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Common Stock is currently only eligible for unsolicited quotes on the OTC Expert Market (the “OTC Expert Market”) of OTC Markets Group, Inc. under the symbol “MDRX.” Quotations in OTC Expert Market securities are restricted from public viewing. This designation severely limits the number of investors that might purchase shares of our Common Stock and effectively prevents the development of an active trading market in shares of our Common Stock. As a result, there currently is no established public trading market for the shares of our Common Stock. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

Previously, our Common Stock traded on the Nasdaq Global Select Market under the symbol “MDRX.” Due to the Restatement and related matters, including our inability to timely file periodic reports with the SEC or hold an annual meeting of stockholders, we were not able to comply with Nasdaq listing standards, and our Common Stock was suspended from trading on Nasdaq on February 29, 2024. On April 25, 2024, Nasdaq filed a Form 25 to delist our Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 11, 2023, we announced that the Board approved a Common Stock purchase program (the “2023 Program”) under which we may repurchase up to $250 million of our Common Stock, with no termination date. The 2023 Program replaced a previous program approved by the Board in 2022, which was almost fully utilized. No repurchases of Common Stock were made under the 2023 Program in fiscal years 2023 or 2024.

Any future repurchases of shares of our Common Stock may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means, subject to market conditions. Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our Common Stock, and other factors that we consider relevant. Our Common Stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes our Common Stock repurchase activity during the three months ended December 31, 2022 and the approximate dollar value of shares that may yet be purchased under the stock purchase program as it existed as of December 31, 2022:

(In thousands, except per share amounts)
			Total Number	Approximate
			Of Shares	Dollar Value
			Purchased	Of Shares
			As Part Of	That May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under The
	Of Shares	Paid Per	Plans Or	Plans Or
Period (Based on Settlement Date)	Purchased(2)	Share(1)	Programs(2)	Programs
10/01/22—10/31/22	—	$—	—	$73,164
11/01/22—11/30/22	1,765	$17.98	1,765	$41,433
12/01/22—12/31/22	1,375	$18.62	1,375	$15,832
	3,140	$18.26	3,140
(1)
Excludes broker commissions in the case of open market transactions.
(2)
The stock purchase program that existed during the fourth quarter of 2022 was the Board approved program announced on January 24, 2022 (“2022 Program”). The 2022 Program allowed for repurchases up to $250 million of our Common Stock with no termination date. The 2022 Program replaced a previous program that was approved by the Board and had been almost fully utilized in 2021.

Dividend Policy

We currently do not intend to declare or pay cash dividends on shares of our Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board and will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant.

Stockholders

According to the records of our transfer agent, as of February 28, 2025, there were 332 holders of record of our Common Stock, including banks, brokers and other nominees who hold shares of our Common Stock on behalf of an indeterminate number of beneficial owners.

Performance Graph

The following graph compares the cumulative 5-year total return to stockholders on our Common Stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Health Services index for the period commencing on December 31, 2019 through December 31, 2024, and assuming an initial investment of $100. Data for the Nasdaq Composite index and the Nasdaq Computer index assumes reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	2019	2020	2021	2022	2023	2024
Veradigm Inc.	100.00	146.75	187.50	179.27	106.61	99.09
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
NASDAQ Health Services	100.00	157.33	199.80	129.82	212.86	284.38

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (this “Form 10-K”). The following discussion includes forward-looking statements. Actual results may vary materially from those contemplated by forward-looking statements based on various factors that include those discussed in Part I, Item 1A, “Risk Factors” of this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following is a discussion of the results of operations for 2022 and 2021, and changes in financial condition during 2022 and 2021. The consolidated financial statements for the years ended December 31, 2021 and December 31, 2020 have been restated to correct prior period misstatements. The discussion and tables included below have been corrected to reflect these restatements. For more information see Note 22, “Restatement of Previously Issued Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. This information should be read in conjunction with the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Overview

Veradigm Inc. (formerly Allscripts Healthcare Solutions, Inc.), together with its subsidiaries, is a healthcare technology and analytics company spanning across the three pillars of healthcare: Provider, Payer and Life Science. Our portfolio addresses a range of healthcare industry needs, with the goal of transforming health insightfully, providing key healthcare stakeholders with software data, insights and artificial intelligence-enhanced solutions to help improve health outcomes and reduce costs. In particular, our portfolio, offering some of the most comprehensive solutions in our industry today, helps our clients advance the quality and efficiency of healthcare by providing electronic health records (“EHRs”), financial management, population health management, deidentified data and consumer support solutions. Built on open integrated platforms, our solutions enable users to streamline workflows, leverage functionality from other software vendors and exchange data.

We deliver a unique combination of information technology (“IT”) and point-of-care clinical and financial solutions and services to help healthcare organizations achieve optimal clinical, financial and operational results. We sell our solutions to physician practices, hospitals, laboratory centers, radiology centers, urgent care facilities, health IT companies, Medicare accountable care organizations (“ACOs”), EHR vendors, governments, payers, health plans, life science companies, retail pharmacies, pharmacy benefit management companies, pharmaceutical manufacturers, pharmacy benefit management companies, insurance companies, media agencies, third-party data aggregators, academic institutions and ambulatory facilities. We help our clients improve the quality and efficiency of healthcare with solutions that include EHRs, practice management systems and patient communication platforms, analytics, patient access and population health management which are all integrated into the Veradigm Network. We derive our revenue primarily from sales of our proprietary software, support and maintenance services and managed services, such as private cloud hosting and revenue cycle management.

Our Provider Business. Our Provider business addresses key challenges clinicians face by delivering solutions that improve efficiency, help them demonstrate delivery of high-quality care at lower costs and enable patient-centered data exchange. The Provider business consists of two EHRs, practice management and revenue cycle management, patient engagement and enterprise resource planning solutions that streamline and enhance provider’s clinical and financial workflows.

Our Payer Business. Our Payer business addresses the core aspects of value-based care with a comprehensive solution that enables payers and providers to deliver improved patient outcomes at a lower cost. Our Payer business delivers four key solutions to our clients that constitute end-to-end solutions for health plans from analytics and data to engagement solutions and beyond:

•
Enabling clinical data exchange;
•
Providing payer analytics around risk adjustment, quality and pharmacy;
•
Facilitating clean, accurate submissions to regulatory agencies; and
•
Allowing payers to engage with clinicians helping facilitate improved patient outcomes at a lower cost.

Our Life Science Business. Our Life Science business has two main components. The first is our real-world data and research platform. The second is the commercial media business, which partners with life science and other healthcare companies and their respective brand agencies to deliver media, advertising and education to clinicians. We primarily market our proprietary data (1) by selling direct to pharmaceutical companies and (2) through our partnerships and data marketplaces.

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements contained in this Form 10-K. For additional information, refer to the “Explanatory Note” preceding Part I, Item 1, “Business,” for background on the restatement, the fiscal periods impacted, control considerations and other information. In addition, see Note 22, “Restatement of Previously Issued Consolidated Financial Statements,” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K for further information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

Trends in Our Business

Demographic trends. Our solutions can address the challenges healthcare providers face caring for an aging population with an increasing number of patients with chronic diseases. Population health management is commonly viewed as one of the critical next frontiers in healthcare delivery, and we expect this evolving area to be a key driver of our future growth, both domestically and globally.

Opportunities and challenges from the evolving regulatory landscape. Laws to reform the United States healthcare system contain various provisions that may impact us and our clients. Some laws and regulations may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as laws and regulations mandating reductions in reimbursement for certain types of providers, restrictions on “surprise billing” for certain services and by certain provider types, or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. We expect legislative oversight of EHRs and health information technology as well as related privacy protections to continue to impact both our clients and our business. We believe we are particularly well-positioned to help our clients demonstrate the delivery of high-quality care at lower costs and to embrace expectations of efficient, patient-centered information exchange.

Legislation and other government-driven initiatives (including at the state level) have affected and will continue to affect healthcare IT adoption and expansion. For example, the Department of Health and Human Services (“DHHS”) Office of the Inspector General issued a final rule establishing enforcement policies related to civil monetary penalties for violations under the Information Blocking provisions of the 21st Century Cures Act, and on June 24, 2024, the DHHS issued a rule outlining disincentives for providers who may be engaged in data blocking behaviors. These rules have had a significant effect on our business processes and how our clients must exchange patient information. We and our clients will continue making adjustments to business practices associated with information exchange and provision of “Electronic Health Information” (as defined in the ONC regulation), as necessary.

Separately, we believe the Medicare Access and CHIP Reauthorization Act (“MACRA”), coupled with other pay for value programs, continues to drive interest in our products among (1) providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act incentive program but now need EHRs and other healthcare IT solutions and (2) those looking to move to more robust systems to comply with increasingly complex MACRA requirements. Additional regulations continue to be released, clarifying requirements related to reporting and quality measures, which will require physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with new laws and associated regulations.

AI-related trends. We continue to see increased opportunities stemming from the large stores of patient data accumulated from our industry-leading client base and partnerships with other EHR companies. Our 2024 acquisition of Cascade Bio, Inc., which does business as ScienceIO (“ScienceIO”) positions us to potentially leverage ScienceIO’s healthcare AI platform on our large-scale, high-quality data set. We believe that this will enable us to develop more highly differentiated and advanced products for our customers, ultimately resulting in higher quality, lower cost care for patients, while positioning Veradigm as a higher-margin technology and data products company.

Cybersecurity incidents. As cybersecurity incidents occur in the industry, even tangential incidents affecting our third-party business partners and vendors can affect our business and our customers. For example, the Change Healthcare cybersecurity incident in the first quarter of 2024 disrupted our Company’s customers’ inability to use Change Healthcare’s network connections, thus affecting their insurance claims submissions and billing activities. The approximate impact to the Company’s revenue in the first quarter of 2024 and second quarter of 2024 associated with the Change Healthcare cybersecurity incident was less than $3 million and less than $2 million, respectively, but the incident resulted in delay and downtime for our customers.

Planned investments in foundational and growth initiatives. We are reinvesting in key initiatives to position the Company for future growth and margin expansion. We remain focused on updating and streamlining our sales operations and information systems to support our growth initiatives. In addition, we expect to incur additional costs to achieve compliance with evolving regulatory standards and to implement remediation efforts arising from the Company’s review of certain accounting and internal control matters (the “Restatement Review”), the Audit Committee’s investigation of matters relating to the Company’s financial reporting, internal controls over financial reporting and disclosure controls (the “Audit Committee Investigation”) and the Company’s additional internal review to re-evaluate certain accounting transactions and accounting practices identified as part of the Audit Committee Investigation as well as to conduct additional review, as appropriate, independent from the Restatement Review (the “Company’s Internal Review”) and other reviews and evaluations.

We plan to continue to prioritize remediating the identified material weaknesses and other deficiencies in our internal control over financial reporting, becoming current with our SEC reporting obligations, executing against our strategy of delivering end-to-end solutions that empower our clients and relisting our Common Stock on a national securities exchange.

Macroeconomic conditions. The impact of inflation and the continuation of high interest rates may affect the financial performance of the customers we serve and influence customer demand.

Operational plan and cost reduction activities. The Company, with the review of an independent strategic advisory firm, conducted a thorough operational assessment and developed a comprehensive plan to streamline customer-facing processes, improve our go-to-market approach and capture operational cost-efficiencies, and we are implementing this plan. In the first quarter of 2025 to the date of the filing of this Form 10-K, the Company has made operational enhancements that have allowed us to rationalize our cost structure in a manner designed to support profitable growth.

Recent Developments

On March 1, 2022, Veradigm entered an agreement with the United States Social Security Administration (“SSA”). SSA is an independent agency of the U.S. federal government that administers Social Security, a social insurance program consisting of retirement, disability and survivor benefits. This agreement allows SSA to electronically request and receive data through the Veradigm Network solution, Veradigm eChart CourierTM.

On May 2, 2022, Veradigm completed the sale of the net assets of the Allscripts Hospitals and Large Physician Practice (“HLPP”) business to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc. and a wholly-owned subsidiary of Constellation Software Inc. (“Altera”)).

On June 29, 2022, Veradigm announced that its method and apparatus for risk adjustment (“Dynamic Intervention Planning”) was issued a patent by the United States Patent and Trademark Office. The patent covers the systems that powers Veradigm’s Dynamic Intervention Planning Process. These systems enable Veradigm clients to find, size, monetize, prioritize and resolve opportunities across different lines of business.

On September 14, 2022, Veradigm and Vytalize Health, a Medicare ACO focused on helping primary care doctors manage their Medicare patients, entered into an agreement for Vytalize Health to integrate its solutions and services directly into the Practice Fusion EHR, a Veradigm Network solution. Vytalize Health provides value-based payments, clinical support and data analysis to identify care gaps and also coordinates end-to-end care management for partner primary care physicians.

On November 9, 2022, Veradigm EHR, formerly Allscripts Professional EHR, achieved a 2015 ONC Health IT Update Certification. This certification supports healthcare practices to successfully meet federal reporting requirements.

On January 1, 2023, Allscripts Healthcare Solutions, Inc. changed its name to Veradigm Inc.

On January 9, 2023, Veradigm announced an investment in Holmusk, a global behavioral health real-world evidence and data analytics company, as part of Holmusk’s series B financing round. Veradigm and Holmusk subsequently entered into a data partnership to bring cohorts of behavioral health and related de-identified patient data from Veradigm to the NeuroBlu Database, significantly adding to Holmusk’s real-world clinical data asset.

On January 11, 2023, Veradigm’s board of directors (the “Board”) approved a new share repurchase program under which Veradigm may purchase up to $250 million of shares of Veradigm common stock, par value $0.01 per share (our “Common Stock”).

On February 17, 2023, Susan Rodriguez and Dr. Shih-Yin (“Yin”) Ho were named to the Board.

On March 22, 2023, the Board, after discussion with management, reached a determination that the Company’s consolidated financial statements and related disclosures as of and for certain periods in fiscal year 2021 and 2022 should no longer be relied upon.

On September 22, 2023, Veradigm announced that, on September 20, 2023 it received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that our Common Stock would be delisted due to noncompliance with Nasdaq Listing Rule 5250(c)(1), because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2022, Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 before the expiration of the 180-day “exception period” that was previously granted by Nasdaq. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all periodic reports with the Securities and Exchange Commission.

On October 6, 2023, First Databank, Inc., a major provider of drug knowledge that helps healthcare professionals make precise decisions (“FDB”), and Veradigm announced that Veradigm is the first major EHR network to join the FDB Vela™ ePrescribing network. Veradigm plans to integrate the FDB Vela ePrescribing network into its available solutions for users and partners, including its EHRs and the Veradigm ePrescribe Enterprise solution.

On December 8, 2023, Veradigm announced that the Board appointed its then-current Chairman, P. Gregory Garrison, as Executive Chairman, and then-director, Dr. Ho, as Interim Chief Executive Officer, each effective December 7, 2023. In addition, on December 8, 2023, the Company announced that Leland Westerfield would be serving as Interim Chief Financial Officer, effective December 7, 2023. On December 6, 2023, Chief Executive Officer Richard J. Poulton resigned at the request of the Board from his role as Chief Executive Officer and stepped down from the Board. Also at the request of the Board, on December 6, 2023, Leah S. Jones resigned as Chief Financial Officer and agreed to serve in a consulting role to provide business development-related services to the Company. Ms. Jones served the Company as a consultant working outside the Finance organization until December 7, 2024. Following Mr. Garrison’s appointment as Executive Chairman, Carol Zierhoffer was appointed as Lead Independent Director.

On January 2, 2024, Veradigm announced its acquisition of Koha Health, a full-service revenue cycle management company. With this acquisition, Veradigm added to its depth of offerings as a leading provider of revenue cycle services in ambulatory healthcare.

On February 28, 2024, Veradigm announced that, as expected, it received a notice from Nasdaq indicating that the Nasdaq Hearings Panel determined to delist our Common Stock from Nasdaq. Nasdaq indicated that the Company remained noncompliant with Nasdaq Listing Rule 5250(c)(1), and Nasdaq also indicated that the Company was not in compliance with Nasdaq Listing Rule 5620(a), which requires listed companies to hold an annual meeting of stockholders no later than one year after the end of their fiscal year, and that trading in our Common Stock would be suspended effective February 29, 2024.

On March 4, 2024, Veradigm completed its acquisition of ScienceIO. Founded in 2019, ScienceIO is an artificial intelligence platform and foundation model provider for healthcare. ScienceIO’s models power diverse healthcare use cases while preserving patient privacy, including patient anonymization, record linkage, information extraction, summarization and predictive analytics.

On May 28, 2024, Veradigm announced that, on June 7, 2024, Thomas Langan, the Company’s President and Chief Commercial Officer, would assume the role of Interim Chief Executive Officer; Mr. Westerfield agreed to extend his service as Interim Chief Financial Officer with the Company through December 31, 2024; and Dr. Ho, would step down as Interim Chief Executive Officer and from the Board following the expiration of her term of service as Interim Chief Executive Officer on June 7, 2024.

Also on May 28, 2024, Veradigm announced that it initiated a process to explore strategic alternatives to maximize stockholder value.

On August 27, 2024, pursuant to the Third Amended and Restated Credit Agreement (as supplemented, modified and amended, the “Third Amended Credit Agreement”) Veradigm provided notice to the Agent (as defined in the Third Amended Credit Agreement) to terminate the Third Amended Credit Agreement and all commitments thereunder effective as of August 30, 2024.

On December 5, 2024, Mr. Garrison resigned from his position as an employee and Executive Chairman but not as a member of the Board.

On December 18, 2024, Ms. Zierhoffer ceased to serve as Lead Independent Director, and the Board ratified Mr. Garrison’s continued service as non-executive Chairman of the Board.

On December 31, 2024, Veradigm announced an extension to Mr. Westerfield’s service as Interim Chief Financial Officer to the Company through June 30, 2025.

On January 28, 2025, Elizabeth Altman resigned as a director of the Company, including from her positions as Chair of the Audit Committee and as a member of the Audit Committee and the Nominating and Governance Committee of the Board. Effective as of the same day, the Board appointed Mr. Garrison to the Audit Committee and as Interim Chair of the Audit Committee, and the Board reduced the size of the Board from six directors to five directors.

On January 30, 2025, Veradigm announced the conclusion of the strategic alternatives review process and indicated its intent to move forward with its standalone strategy and operational review.

On February 14, 2025, Jonathan J. Judge resigned from the Board, effective immediately.

On February 20, 2025, Veradigm entered into a Cooperation Agreement with Kent Lake PR LLC, a stockholder of the Company (“Kent Lake”), pursuant to which the Board increased the size of the Board from five to six directors and appointed two new independent directors, Vinit Asar and Louis Silverman, effective February 20, 2025. Subject to the terms and conditions of the Cooperation Agreement, Mr. Garrison will resign from the Board promptly following the filing of this Form 10-K, and the Company is required to identify two additional independent directors to join the Board, subject to Kent Lake’s review and good faith approval (such approval not to be unreasonably conditioned, withheld or delayed), with one to be appointed on or before March 22, 2025 and the other to be appointed promptly following the filing of this Form 10-K.

On February 27, 2025, the Board, after discussion with management, reached a determination that the Company’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020 should no longer be relied upon.

Key Developments with Respect to Our Businesses

During 2022, Veradigm divested its HLPP business, which helped to accelerate the progress of the Veradigm Payer, Provider and Life Science businesses on key strategic, financial and operational imperatives. In doing so, we improved our competitive positioning, expanded the depth and breadth of our product offering for these businesses, and aligned the Company for sustainable long-term growth.

In 2022, highlights for our Provider business included the following:

•
Practice Fusion’s announcement of a partnership with an ACO to enable our Practice Fusion clients to participate in that ACO, which aids their transition to value-based care;
•
Selection by a national athletic association of Veradigm Practice Management and the Veradigm FollowMyHealth patient engagement and telehealth platform as part of their health and wellness platform; and
•
For our Veradigm Provider clinical platforms (Veradigm EHR and Practice Fusion), the signing of a 50-provider urology group and the signing of a three-year deal with a pediatric behavioral health startup that provides both virtual and in home services nationally.

In 2022, highlights for our Payer business included the following:

•
Signing an agreement with a federal agency that allows the agency to electronically request and receive EHR through Veradigm eChart Courier™, thereby (1) eliminating the need to allocate time and resources for manual medical record requests, (2) reducing provider burden for record collection, (3) accelerating adjudication timelines and (4) allowing for an improved customer experience;
•
Signing agreements with one of the nation’s largest Medicare Advantage plans located in the Midwest (for our core Risk Adjustment Analytics and Provider Engagement solutions) and a northeastern payer covering Medicare Advantage and Affordable Care Act business lines (for our Clinical Data Exchange solution); and
•
Signing ten deals for new clients or for existing clients from their existing solution to Veradigm’s Submissions platform, which provides our clients full end-to-end visibility into the data submission process for government programs.

In 2022, highlights for our Life Science business included the following:

•
The signing of agreements with top tier biopharmaceutical companies to conduct Safety and Regulatory Studies where we use technology-enabled safety surveillance to monitor patient safety.
•
We signed deals with major biopharmaceutical companies who are using our Veradigm Real World Data deidentified dataset for COVID research among other use cases.

In 2022, we introduced the Veradigm Network, an aggregation of partnerships and affiliated assets that expands our ability to scale our solutions and effectively deliver on market demand. We believe the Veradigm Network is different because our connectivity, scale and experience allow us to combine our solutions and scale with those of other forward-thinking leaders in healthcare, technology and innovation, and work together to deliver next-generation insights and solutions designed to improve healthcare quality while lowering the cost of healthcare.

Results of Operations - Background

Revenue. We derive revenue primarily from Provider, Payer and Life Science solutions, as well as other key healthcare stakeholders. Provider revenue consists of revenue derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions and services. Payer and Life Science revenue primarily consists of sales of our integrated data systems solutions and related services to key healthcare stakeholders, including health plans and pharmaceutical companies, to help them improve the quality, efficiency and value of healthcare delivery.

Cost of revenue. Cost of revenue consists primarily of salaries, incentive compensation and benefits for our billable professionals, third-party software costs, third-party transaction processing and consultant costs, amortization of acquired proprietary technology and capitalized software development costs, depreciation and other direct engagement costs.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, incentive compensation and benefits for management and administrative personnel, sales commissions and marketing expenses, facilities costs, depreciation and amortization and other general operating expenses.

Research and development expenses. Research and development expenses consist primarily of salaries, incentive compensation and benefits for our development personnel, third‑party contractor costs and other costs directly or indirectly related to development of new products and upgrading and enhancing existing products.

Asset impairment charges. Asset impairment charges consist primarily of non-cash charges related to the impairment of certain right-of-use assets for leases and the impairment of certain intangible assets.

Amortization of intangible and acquisition-related assets. Amortization of intangible and acquisition-related assets consists of amortization of the Allscripts trade name, amortization of customer relationships, trade names and other intangibles acquired through business combinations recorded under the purchase method of accounting.

Interest expense. Interest expense consists primarily of interest on the 0.875% Convertible Senior Notes due 2027 (the “Convertible Notes”), on the 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”) and on outstanding debt under our senior secured credit facility, including the amortization of debt discounts and debt issuance costs. On July 1, 2020, the 1.25% Notes matured and were paid in full, and the term loan under the senior secured credit facility was repaid in full in the fourth quarter of 2020.

Other income (expense), net. Other income (expense), net included a settlement accrual during 2022. The settlement accrual was partially offset by a gain as a result of an acquisition and interest earned on cash and cash equivalents and miscellaneous receipts and expenses. During 2021, other income (expense), net included a gain as a result of the sale of a third-party cost method investment, a gain as a result of a note conversion and the revaluation of our existing investment with a third-party cost method investment, a distribution received from the escrow account related to Practice Fusion, distributions received from a third-party cost method investment and a gain as a result of the sale of a third-party cost method investment.

Gain on sale of businesses, net. Gain on sale of businesses, net consists of net gains from the divestiture of the 2bPrecise business during the year ended December 31, 2021.

Impairment of long-term investments. During the years ended December 31, 2022, and December 31, 2021, impairment of long-term investments was due to realized losses from different cost-method investments. In 2020, the impairment included realized losses from both a cost-method investment and a third-party equity method investment.

Equity in net income (loss) of unconsolidated investments. Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting, including a gain on the sale of a third-party equity-method investment and the amortization of cost basis adjustments, based on one quarter lag.

Income tax benefit (provision). In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

Discontinued operations. Income (loss) from discontinued operations during the years ended December 31, 2022, 2021 and 2020 includes activity associated with the HLPP business. On May 2, 2022, we completed the sale of the HLPP business to Altera, a wholly-owned subsidiary of Constellation Software Inc., pursuant to a purchase agreement (the “Altera Purchase Agreement”), by which Altera purchased substantially all of the assets of the HLPP business. The HLPP business sale represented a strategic shift that had a major effect on our operations and financial results. As of June 30, 2022, we reported the HLPP business as discontinued operations.

Income (loss) from discontinued operations during the years ended December 31, 2021 and 2020 includes activity associated with the CarePort Health business (“CarePort”) and the EPSiTM business (“EPSi”). On October 15, 2020 and December 31, 2020, we completed the sales of the EPSi and CarePort businesses, respectively. Prior to the sale of EPSi, it was part of the “Unallocated Amounts” category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. Prior to the sale of CarePort, it was part of the former Data, Analytics and Care Coordination reportable segment. Both businesses were part of the same strategic initiative and were sold within the same period, and given that the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results, we reported them together as discontinued operations for all periods presented.

Gain on sale of discontinued operations consists of net gains from the divestitures of the HLPP business during 2022 and EPSi and CarePort during 2020. During 2021, certain net working capital adjustments were made in connection with the sale of CarePort and EPSi that impacted the gain.

Overview of Full-Year Consolidated Results

	Year Ended December 31,			2022%	2021%
	2022	2021	2020	Change	Change
(In thousands, except percentages)		(As Restated)	(As Restated)	from 2021	from 2020
Revenue:
Provider	$465,927	$478,418	$463,035	(2.6%)	3.3%
Payer and Life Science	122,090	99,009	93,080	23.3%	6.4%
Total revenue	588,017	577,427	556,115	1.8%	3.8%
Cost of revenue:
Provider	232,758	244,171	247,763	(4.7%)	(1.4%)
Payer and Life Science	46,839	50,810	44,118	(7.8%)	15.2%
Total cost of revenue	279,597	294,981	291,881	(5.2%)	1.1%
Gross profit	308,420	282,446	264,234	9.2%	6.9%
Gross margin %	52.5%	48.9%	47.5%
Selling, general and administrative expenses	169,201	111,760	155,663	51.4%	(28.2%)
Research and development	97,889	84,103	78,605	16.4%	7.0%
Asset impairment charges	7,549	532	10,174	NM	(94.8%)
Amortization of intangible and acquisition-related assets	60,884	9,282	11,852	NM	(21.7%)
Income (loss) from operations	(27,103)	76,769	7,940	(135.3%)	NM
Interest expense	(6,354)	(12,925)	(34,345)	(50.8%)	(62.4%)
Other income (expense), net	(21,676)	88,889	(1,929)	(124.4%)	NM
Gain on sale of businesses, net	—	8,370	—	(100.0%)	100.0%
Impairment of long-term investments	(7,575)	(5,155)	(1,575)	46.9%	NM
Equity in net income (loss) of unconsolidated investments	(1,143)	1,757	17,348	(165.1%)	(89.9%)
Income (loss) from continuing operations before income taxes	(63,851)	157,705	(12,561)	(140.5%)	NM
Income tax benefit (provision)	43,807	(29,927)	(15,128)	NM	97.8%
Effective tax rate	(68.6%)	19.0%	120.4%
Income (loss) from continuing operations, net of tax	(20,044)	127,778	(27,689)	(115.7%)	NM
Income (loss) from discontinued operations	(7,122)	15,727	(70,884)	(145.3%)	(122.2%)
Gain (loss) on sale of discontinued operations	(10,327)	647	1,156,815	NM	(99.9%)
Income tax effect on discontinued operations	(48,969)	(4,587)	(362,190)	NM	(98.7%)
Income (loss) from discontinued operations, net of tax	(66,418)	11,787	723,741	NM	(98.4%)
Net income (loss)	$(86,462)	$139,565	$696,052	(162.0%)	(79.9%)

NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue. Provider revenue decreased for the year ended December 31, 2022 compared to the prior year comparable period, reflecting decreases in subscription, maintenance, and client services revenue. The decrease was partially offset by an increase in upfront software and transaction-related revenue. Payer and Life Science revenue increased for the year ended December 31, 2022 compared to the prior year comparable period, primarily due to an increase in subscription and client service revenue. The increase was partially offset by a decrease in upfront software and maintenance revenue. The percentage of Provider and Payer and Life Science revenue of total revenue was 79% and 21%, respectively, during the year ended December 31, 2022, and 83% and 17%, respectively, during the year ended December 31, 2021.

Gross Profit. Gross profit increased for the year ended December 31, 2022, compared to the prior year, primarily due to a decrease in cost of revenue of approximately 5.2%. This was due to changes in revenue mix and the increase in revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2022 compared to the prior year, primarily due to an increase in legal costs of $13.8 million and increases of $14.4 million in bad debt expense. In addition, certain corporate expenses that remained after the disposition of the HLPP business were fully recognized in 2022, whereas in 2021 those comparable expenses were allocated between Veradigm and the HLPP business.

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2022, compared to the prior year, primarily driven by increased investment in Veradigm products across the Provider, Payer, and Life Science businesses. This included a $5.9 million decrease in capitalized software costs, reflecting changes in development activity, and a $6.7 million increase in gross R&D spending within the Life Science business, primarily due to higher payroll and related expenses.

Asset Impairment Charges. During the year ended December 31, 2022, we recorded several non-cash asset impairment charges. We recognized non-cash impairment charges of $4.9 million due to the abandonment of certain leased spaces, and $2.4 million related to the write-off of the remaining customer relationships and acquired technology intangible asset balances related to acquisitions made on June 10, 2019 and February 6, 2018.

Amortization of Intangible and Acquisition-Related Assets. The increase in amortization expense for the year ended December 31, 2022 compared to the prior year is due to the Company changing its name to Veradigm Inc. and reassigning the Allscripts trade name from an indefinite-lived intangible asset to a definite-lived intangible asset, where we fully amortized the trade name from when the sale of the HLPP business occurred through the end of 2022.

Interest Expense. The decrease in interest expense for the year ended December 31, 2022 compared to the prior year was primarily due to lower outstanding debt levels during 2022 and the absence of accreted interest expense in 2022 for the equity component of the Convertible Notes. Refer to Note 10, “Debt” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 2022 consisted of a $16.7 million settlement accrual, which was partially offset by a $4.4 million gain on the liquidation of the investment. Additionally, the balance consisted of a $16.2 million loss on non-operational services which was offset by interest income of $4.9 million, dividends received on investments of $1.8 million as well other reclassifications and miscellaneous receipts and expenses of $158 thousand.

Gain (Loss) on Sale of Businesses, Net. Gain (loss) on sale of businesses, net for the year ended December 31, 2021 consisted of a $8.4 million gain from the divestiture of the 2bPrecise business.

Impairment of Long-term Investments. Impairment of long-term investments during the year ended December 31, 2022 consisted of $7.6 million, which included $6.9 million related to a cost method investment. Impairment of long-term investments during the year ended December 31, 2021 consisted of $5.2 million, which included $4.9 million related to a cost method investment.

Equity in Net Income (Loss) of Unconsolidated Investments. Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag.

Income Tax Benefit (Provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, state taxes, tax credits and certain discrete items. Our effective tax rate for the year ended December 31, 2022, compared to the prior year, differs primarily due to the release of valuation allowance of $17.6 million recorded in the year ended December 31, 2022, compared to the release of $3.0 million valuation allowance recorded in the year ended December 31, 2021. The Company continually evaluates the realization of its U.S. deferred tax assets and based on historical trends and current activity. For additional information, refer to Note 11, “Income Taxes” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Discontinued Operations. The income (loss) from discontinued operations for the years ended December 31, 2022 and 2021 represents the income statement activity related to the HLPP business. The loss on sale of discontinued operations for the year ended December 31, 2022 is a result of the sale of the HLPP business. The gain on sale of discontinued operations for the year ended December 31, 2021 primarily represents net working capital adjustments to the gain from the sale of CarePort. The income tax effect on discontinued operations for the years ended December 31, 2022 and 2021 represents the income tax expense and benefit, respectively, related to the HLPP business. Refer to Note 17, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding discontinued operations.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue. Provider revenue increased for the year ended December 31, 2021 compared to prior year comparable period, reflecting increases in transaction-related revenue and subscription revenue. The increase was partially offset by lower upfront software revenue and maintenance revenue. Payer and Life Science revenue increased due to an increase in subscription revenue, transaction-related revenue, and client services revenue.

Gross Profit. Gross profit increased for the year ended December 31, 2021 compared to prior year primarily due to changes in revenue mix and the increase in revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased for the year ended December 31, 2021 compared to the prior year, primarily due to lower legal costs and the impact of the cost reduction initiatives implemented throughout 2020.

Research and Development Expenses. Research and development expenses increased for the year ended December 31, 2021 compared to the prior year, primarily due to a decrease in the amount of capitalized software costs and an increase in bonus expense.

Asset Impairment Charges. During the year ended December 31, 2020, we recorded a non-cash asset impairment charge of $23.1 million related to the write-off of the remaining acquired customer relationship intangible balance from Health Grid Holding Company (“Health Grid”). This was partially offset by the write-off of $13.9 million related to the Health Grid contingent consideration accrual.

Amortization of Intangible and Acquisition-Related Assets. The decrease in amortization expense for the year ended December 31, 2021 compared to the prior year was due to amortization expense related to existing assets in 2021 and certain intangible assets being fully amortized in 2020.

Interest Expense. The decrease in interest expense for the year ended December 31, 2021 compared to the prior year was primarily due to a decline in the effective interest rates on outstanding debt, along with allocating a portion of interest expense to discontinued operations related to the required paydown of outstanding debt as a result of sale of CarePort and EPSi. The decrease was partially offset as a result of new borrowings from the senior secured revolving facility (“Revolving Facility”) that occurred in the second quarter of 2021.

Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 2021 consisted of a $72.3 million gain as a result of the sale of a third-party cost method investment, a $4.9 million recovery of escrow funds previously written off, $3.2 million in distributions received on investments, a $1.6 million lease amendment, a $4.6 million loss on non-operational services and $2.1 million of miscellaneous receipts and other expenses.

Gain (Loss) on Sale of Businesses, Net. Gain (loss) on sale of businesses, net for the year ended December 31, 2021 consisted of a $8.4 million gain from the divestiture of the 2bPrecise business.

Impairment of Long-term Investments. Impairment of long-term investments for the year ended December 31, 2021 included $4.9 million related to a cost method investment. Impairment of long-term investments during the year ended December 31, 2020 consisted of $1.0 million related to one of our cost method investments and $0.6 million related to one of our third-party equity method investments.

Equity in Net Income (Loss) of Unconsolidated Investments. Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (losses) of our investments in third parties accounted for under the equity method of accounting based on one quarter lag. During the year ended December 31, 2020, we recorded a $16.8 million gain from the sale of a third-party equity-method investment.

Income Tax Benefit (Provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, income attributable to foreign jurisdictions taxed at rates different from the United States federal statutory income tax rate, state taxes, tax credits and certain discrete items. Our effective tax rate for the year ended December 31, 2021, compared to the prior year, differs primarily due to the release of valuation allowance of $3.0 million recorded in the year ended December 31, 2021, compared to the $17.7 million valuation allowance recorded in the year ended December 31, 2020. The Company continually evaluates the realization of its U.S. deferred tax assets and based on historical trends and current activity; we released the remaining U.S. valuation allowance in 2022. For additional information, refer to Note 11, “Income Taxes” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Discontinued Operations. The income (loss) from discontinued operations for the years ended December 31, 2021 and 2020 represents the income statement activity related to the HLPP business. The loss from discontinued operations for the year ended December 31, 2020 also includes the operating activity related to both EPSi and CarePort. The gain on sale of discontinued operations during the year ended December 31, 2020 represents the gain from the sale of both EPSi and CarePort. The gain on sale of discontinued operations during the year ended December 31, 2021 primarily represents net working capital adjustments to the gain from the sale of CarePort. The income tax effect on discontinued operations for the year ended December 31, 2021 represents the income tax expense and benefit, respectively, related to the HLPP business. The income tax effect on discontinued operations for the year ended December 31, 2020 represents the income tax expense related to CarePort. Refer to Note 17, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding discontinued operations.

Overview of First Quarter Consolidated Results (As Restated)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	% Change
(In thousands, except percentages)	(As Restated)	(As Restated)
Revenue:
Provider	$113,410	$113,165	0.2%
Payer and Life Science	23,514	21,599	8.9%
Total revenue	136,924	134,764	1.6%
Cost of revenue:
Provider	57,453	58,989	(2.6%)
Payer and Life Science	11,460	12,008	(4.6%)
Total cost of revenue	68,913	70,997	(2.9%)
Gross profit	68,011	63,767	6.7%
Gross margin %	49.7%	47.3%
Selling, general and administrative expenses	44,663	30,954	44.3%
Research and development	22,729	20,097	13.1%
Asset impairment charges	2,016	—	100.0%
Amortization of intangible and acquisition-related assets	2,171	2,364	(8.2%)
Income (loss) from operations	(3,568)	10,352	(134.5%)
Interest expense	(2,136)	(2,902)	(26.4%)
Other income (expense), net	535	1,256	(57.4%)
Equity in net income (loss) of unconsolidated investments	(398)	22	NM
Income (loss) from continuing operations before income taxes	(5,567)	8,728	(163.8%)
Income tax benefit (provision)	23,654	(2,943)	NM
Effective tax rate	NM	33.7%
Income (loss) from continuing operations, net of tax	18,087	5,785	NM
Income (loss) from discontinued operations	(4,342)	18,916	(123.0%)
Gain (loss) on sale of discontinued operations	—	647	(100.0%)
Income tax effect on discontinued operations	9,823	(5,039)	NM
Income (loss) from discontinued operations, net of tax	5,481	14,524	(62.3%)
Net income (loss)	$23,568	$20,309	16.0%

NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue. Provider revenue increased for the three months ended March 31, 2022, compared to the prior year comparable period, the change is primarily driven by the increase in transaction-related revenue and upfront software revenue. The increase was partially offset by a decrease in maintenance and client services revenue. Payer and Life Science revenue increased for the three months ended March 31, 2022, compared to the prior year comparable period, primarily due to an increase in upfront software and subscription revenue. Provider and Payer and Life Science revenue were 83% and 17%, respectively, for the three months ended March 31, 2022, compared to 84% and 16% respectively for the three months ended March 31, 2021.

Gross Profit. Gross profit increased for the three months ended March 31, 2022 compared to the prior year comparable period, primarily due to an decrease in client delivery costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2022, compared to the prior year comparable period, primarily due to increased legal costs of $7.2 million and increased bad debt expense of $1.6 million.

Research and Development Expenses. Research and development expenses increased for the three months ended March 31, 2022 compared to the prior year comparable period, primarily due to the increased investment in Veradigm products for Provider and Payer and Life Science.

Amortization of Intangible and Acquisition-Related Assets. The decrease in amortization expense for the three months ended March 31, 2022, compared to the prior year comparable period, was due to amortization expense related to existing assets and certain intangible assets being fully amortized in 2021.

Interest Expense. Interest expense decreased for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to the absence of accreted interest expense related to the equity component of the Convertible Notes in 2022.

Additionally, lower levels of debt and interest expenses resulted from the repayment of the Senior Credit Facility. Refer to Note 10, “Debt” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2022 and 2021 consisted of a combination of interest income and miscellaneous receipts and expenses.

Equity in Net Income (Loss) of Unconsolidated Investments. Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag.

Income Tax Benefit (Provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, state taxes, tax credits and certain discrete items including a windfall benefit of $5.1 million for the three months ended March 31, 2022 and a windfall benefit of $1.0 million for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022, compared to the prior year comparable period, differs primarily due to the release of valuation allowance of $16.9 million in the three months ended March 31, 2022. In addition, the permanent items and credits had more impact on the pre-tax loss of $5.6 million in the three months ended March 31, 2022, compared to the impact of these items on a pre-tax income of $8.7 million for the three months ended March 31, 2021.

During the three months ended March 31, 2022, we released valuation allowances of $16.9 million related to U.S. deferred tax assets.

Discontinued Operations. On March 2, 2022, we entered into the Altera Purchase Agreement, by which Altera purchased substantially all of the assets of the HLPP business. As of March 31, 2022, the assets and liabilities related to the Altera Purchase Agreement were classified as held for sale on our consolidated balance sheet. The held for sale assets and liabilities were classified as current given that, as of March 31, 2022, we expected to complete the sale within the next 12 months. The HLPP business classified as held for sale was included in discontinued operations as the disposition represented a strategic shift that has had a major effect on our operations and financial results upon consummation. On May 2, 2022, we completed the sale of the HLPP business.

The loss from discontinued operations for the three months ended March 31, 2022 represents the income statement activity related to the HLPP business. The income tax effect on discontinued operations for the three months ended March 31, 2022 represents the income tax benefit related to the HLPP business.

The income from discontinued operations, net of tax for the three months ended March 31, 2021 primarily represents the income statement activity related to the HLPP business. The gain on sale of discontinued operations for the three months ended March 31, 2021 represents the net working capital adjustments to the gain from the sale of CarePort. The income tax effect on discontinued operations for the three months ended March 31, 2021 primarily represents the income tax expense related to the HLPP business. Refer to Note 17, “Discontinued Operations” to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding discontinued operations.

Overview of Second Quarter Consolidated Results (As Restated)

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(In thousands, except percentages)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenue:
Provider	$114,110	$117,320	(2.7%)	$227,520	$230,485	(1.3%)
Payer and Life Science	34,373	23,703	45.0%	57,887	45,302	27.8%
Total revenue	148,483	141,023	5.3%	285,407	275,787	3.5%
Cost of revenue:
Provider	59,383	60,991	(2.6%)	116,836	119,980	(2.6%)
Payer and Life Science	12,512	12,382	1.0%	23,972	24,390	(1.7%)
Total cost of revenue	71,895	73,373	(2.0%)	140,808	144,370	(2.5%)
Gross profit	76,588	67,650	13.2%	144,599	131,417	10.0%
Gross margin %	51.6%	48.0%		50.7%	47.7%
Selling, general and administrative expenses	42,365	27,946	51.6%	87,028	58,900	47.8%
Research and development	23,141	20,583	12.4%	45,870	40,680	12.8%
Asset impairment charges	361	171	111.1%	2,377	171	NM
Amortization of intangible and acquisition-related assets	15,241	2,363	NM	17,412	4,727	NM
Income (loss) from operations	(4,520)	16,587	(127.3%)	(8,088)	26,939	(130.0%)
Interest expense	(1,887)	(2,949)	(36.0%)	(4,023)	(5,851)	(31.2%)
Other income (expense), net	(22,065)	18,425	NM	(21,530)	19,681	NM
Impairment of long-term investments	(7,575)	—	100.0%	(7,575)	—	100.0%
Equity in net income (loss) of unconsolidated investments	(283)	(86)	NM	(681)	(64)	NM
Income (loss) from continuing operations before income taxes	(36,330)	31,977	NM	(41,897)	40,705	NM
Income tax benefit (provision)	28,025	(3,595)	NM	51,679	(6,538)	NM
Effective tax rate	77.1%	11.2%		123.3%	16.1%
Income (loss) from continuing operations, net of tax	(8,305)	28,382	(129.3%)	9,782	34,167	(71.4%)
Income (loss) from discontinued operations	(2,953)	3,175	(193.0%)	(7,295)	22,091	(133.0%)
Gain (loss) on sale of discontinued operations	(10,327)	—	100.0%	(10,327)	647	NM
Income tax effect on discontinued operations	(61,422)	(208)	NM	(51,599)	(5,247)	NM
Income (loss) from discontinued operations, net of tax	(74,702)	2,967	NM	(69,221)	17,491	NM
Net income (loss)	$(83,007)	$31,349	NM	$(59,439)	$51,658	NM
NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue. Provider revenue decreased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, the decrease is primarily driven by the decrease in upfront software, subscription, maintenance, and client services revenue. The decrease was partially offset by an increase in transaction-related revenue. Payer and Life Science revenue increased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, primarily due to an increase in subscription revenue and transaction-related revenue. The percentage of Provider and Payer and Life Science revenue of our total revenue was 80% and 20%, respectively, for the six months ended June 30, 2022, compared to 84% and 16%, respectively, for the six months ended June 30, 2021.

Gross Profit. Gross profit increased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, primarily due to an increase in revenue, new business, lower contractor usage, and changes in revenue mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three and six months ended June 30, 2022, compared to the prior year comparable periods, primarily due to higher legal costs and increases in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased for the three and six months ended June 30, 2022, compared to the prior year comparable period, primarily due to the increased investment in Veradigm products for Provider and Payer and Life Science.

Asset Impairment Charges. Asset impairment charges for the three and six months ended June 30, 2022 were due to the abandonment of certain leased spaces. Asset impairment charges for the three and six months ended June 30, 2021 were due to the write-off of deferred costs related to our private cloud hosting operations.

Amortization of Intangible and Acquisition-Related Assets. The increase in amortization expense for the three and six months ended June 30, 2022, compared to the prior year comparable periods, was primarily due to the reclassification of the Allscripts trade name from an indefinite-lived intangible asset to a definite-lived intangible asset. This change resulted from the sale of our HLPP business on May 2, 2022, and the commencement of amortization of the trade name value associated with the sale.

Interest Expense. Interest expense decreased for the three and six months ended June 30, 2022 compared to the prior year comparable periods due to lower outstanding debt levels and the absence of accreted interest expense in 2022 on the equity component of the Convertible Notes. Principal amounts on the Senior Credit Facility have been repaid to result in lower debt levels and interest expense. Refer to Note 10, “Debt” to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Other Income (Expense), Net. Other income (expense), net for the three and six months ended June 30, 2022 and 2021 consisted of a combination of interest income and miscellaneous receipts and expenses. The increase in expense for the six months ended June 30, 2022 compared to the prior year comparable period was primarily due to a $9.2 million loss on non-operational services and a $14.4 million settlement accrual which was partially offset by $1.2 million of interest income and other miscellaneous expenses.

Impairment of Long-term Investments. Impairment of long-term investments for the three and six months ended June 30, 2022, represents a $6.9 million impairment charge related to one of our cost method investments.

Equity in Net Income (Loss) of Unconsolidated Investments. Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (or losses) of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag.

Income Tax Benefit (Provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences in state taxes, tax credits and certain discrete items including a windfall benefit of $11.2 million for the six months ended June 30, 2022 and a windfall benefit of $4.6 million for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022, compared to the prior year comparable period, differs primarily due to the release of valuation allowance of $15.7 million in the six months ended June 30, 2022. In addition, the permanent items and credits had more impact on the pre-tax loss of $36.3 million and $41.9 million in the three and six months ended June 30, 2022, respectively, compared to the impact of these items on a pre-tax income of $32.0 million and $40.1 million for the three and six months ended June 30, 2021, respectively.

During the six months ended June 30, 2022, we released valuation allowances of 15.7 million related to U.S. deferred tax assets.

Discontinued Operations. The loss from discontinued operations for the three and six months ended June 30, 2022 represents the income statement activity related to the HLPP business. The gain (loss) on sale of discontinued operations for the three and six months ended June 30, 2022 is a result of the sale of the HLPP business. The income tax effect on discontinued operations for the three and six months ended June 30, 2022 represents the income tax expense related to the HLPP business.

The income (loss) from discontinued operations for the three and six months ended June 30, 2021 represents the income statement activity related to the HLPP business. The gain on sale of discontinued operations for the six months ended June 30, 2021 represents the net working capital adjustments to the gain from the sale of CarePort. The income tax effect on discontinued operations for the three and six months ended June 30, 2021 primarily represents the income tax benefit related to the HLPP business. Refer to Note 17, “Discontinued Operations” to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding discontinued operations.

Overview of Third Quarter Consolidated Results (As Restated)

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(In thousands, except percentages)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenue:
Provider	$116,036	$118,673	(2.2%)	$343,556	$349,158	(1.6%)
Payer and Life Science	30,362	25,745	17.9%	88,249	71,047	24.2%
Total revenue	146,398	144,418	1.4%	431,805	420,205	2.8%
Cost of revenue:
Provider	57,808	63,447	(8.9%)	174,644	183,427	(4.8%)
Payer and Life Science	11,620	13,342	(12.9%)	35,592	37,732	(5.7%)
Total cost of revenue	69,428	76,789	(9.6%)	210,236	221,159	(4.9%)
Gross profit	76,970	67,629	13.8%	221,569	199,046	11.3%
Gross margin %	52.6%	46.8%		51.3%	47.4%
Selling, general and administrative expenses	38,522	28,226	36.5%	125,550	87,126	44.1%
Research and development	25,038	22,002	13.8%	70,908	62,682	13.1%
Asset impairment charges	1,227	359	NM	3,604	530	NM
Amortization of intangible and acquisition-related assets	21,736	2,363	NM	39,148	7,090	NM
Income (loss) from operations	(9,553)	14,679	(165.1%)	(17,641)	41,618	(142.4%)
Interest expense	(1,246)	(3,617)	(65.6%)	(5,269)	(9,468)	(44.3%)
Other income (expense), net	(1,610)	5,919	(127.2%)	(23,140)	25,600	(190.4%)
Gain on sale of businesses, net	—	8,363	(100.0%)	—	8,363	(100.0%)
Impairment of long-term investments	—	—	NM	(7,575)	—	(100.0%)
Equity in net income (loss) of unconsolidated investments	(617)	(257)	140.1%	(1,298)	(321)	NM
Income (loss) from continuing operations before income taxes	(13,026)	25,087	(151.9%)	(54,923)	65,792	(183.5%)
Income tax benefit (provision)	10,080	(5,939)	NM	61,759	(12,477)	NM
Effective tax rate	77.4%	23.7%		112.4%	19.0%
Income (loss) from continuing operations, net of tax	(2,946)	19,148	(115.4%)	6,836	53,315	(87.2%)
Income (loss) from discontinued operations	(455)	(6,808)	(93.3%)	(7,750)	15,283	(150.7%)
Gain (loss) on sale of discontinued operations	—	—	NM	(10,327)	647	NM
Income tax effect on discontinued operations	2,933	2,039	43.8%	(48,666)	(3,208)	NM
Income (loss) from discontinued operations, net of tax	2,478	(4,769)	(152.0%)	(66,743)	12,722	NM
Net income (loss)	$(468)	$14,379	(103.3%)	$(59,907)	$66,037	(190.7%)

NM—We define “NM” as not meaningful for increases or decreases greater than 200%.

Revenue. Provider revenue decreased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, reflecting decreases in upfront software, maintenance, and client services revenue. The decrease was partially offset by an increase in transaction-related revenue. Payer and Life Science revenue increased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, primarily due to an increase in subscription and client services revenue. The increase was partially offset by a decrease in transaction-related revenue.

Gross Profit. Gross profit increased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, primarily due to increases in revenue, lower contractor usage, improvements to our hosting infrastructure costs, and changes in revenue mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three and nine months ended September 30, 2022, compared to the prior year comparable periods, primarily due to higher legal costs and increases in stock-based compensation expense. In addition, certain corporate expenses that remained after the disposition of the HLPP business are being fully recognized in 2022, whereas in 2021 those comparable expenses were allocated between Veradigm and the HLPP business.

Research and Development Expenses. Research and development expenses increased during the three and nine months ended September 30, 2022 compared to the prior year comparable periods, primarily due to a $2.3 million increase in consulting costs and a $6.3 million increase in gross research and development spending, receptively, within the Life Science business, primarily due to higher payroll and related expenses.

Asset Impairment Charges. The increases in asset impairment charges for the three and nine months ended September 30, 2022 were due to the abandonment of certain leases in 2022. During three months ended September 30, 2022, we recognized $1.2 million impairment charge related to the abandonment of certain leased premises.

Amortization of Intangible and Acquisition-Related Assets. The increase in amortization expense for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, was due to transitioning the Allscripts trade name from an indefinite lived intangible asset to a definite lived intangible asset as a result of the sale of our HLPP business on May 2, 2022 and beginning to amortize the trade name value on the sale date.

Interest Expense. Interest expense decreased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, primarily due to lower outstanding debt levels during 2022 as well as the absence of accreted interest expense in 2022 on the equity component of the Convertible Notes. The repayment of principal balances on the Senior Credit Facility resulted in lower debt levels and interest expense in 2022. Refer to Note 10, “Debt” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Other Income (Expense), Net. Other income (expense), net for the three and nine months ended September 30, 2022 and 2021 consisted of a combination of interest income and miscellaneous receipts and expenses. The increase in expense for the nine months ended September 30, 2022 was primarily due to a $15.8 million settlement accrual as well as a loss of $11.0 million on non-operational services. Income during the nine months ended September 30, 2021 was primarily driven by a $11.4 million gain on sale and revaluation of investments, a $5.0 million recovery of escrow funds previously written off, a $1.5 million lease amendment, a $1.6 million TSA reclassification, and a $2.9 million distribution from another third-party cost method investment.

Gain (Loss) on Sale of Businesses, Net. Gain on sale of businesses, net for the three and nine months ended September 30, 2021 consisted of a gain of $8.4 million from the divestiture of our 2bPrecise business.

Equity in Net Income (Loss) of Unconsolidated Investments. Equity in net income (loss) of unconsolidated investments represents our share of the equity earnings (or losses) of our investments in third parties accounted for under the equity method of accounting based on a one quarter lag.

Income Tax Benefit (Provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, state taxes, tax credits and certain discrete items including a windfall benefit of $12.6 million for the nine months ended September 30, 2022 and a windfall benefit of $4.6 million for the nine months ended September 30, 2021. Our effective tax rate for the three and nine months ended September 30, 2022, compared with the prior year comparable periods, differs primarily due to the release of valuation allowance of $16.1 million in the nine months ended September 30, 2022. In addition, the permanent items and credits had more impact on the pre-tax loss of $13.0 million and $54.9 million in the three and nine months ended September 30, 2022, respectively, compared to the impact of these items on a pre-tax income of $25.1 million and $65.8 million for the three and nine months ended September 30, 2021, respectively.

During the nine months ended September 30, 2022, we released valuation allowances of $16.1 million related to U.S. deferred tax assets.

Discontinued Operations. The loss from discontinued operations for the three and nine months ended September 30, 2022 represents the income statement activity related to the HLPP business. The gain (loss) on sale of discontinued operations for the nine months ended September 30, 2022 is a result of the sale of the HLPP business. The income tax effect on discontinued operations for the three and nine months ended September 30, 2022 represents the income tax benefit and expense, respectively, related to the HLPP business.

The income (loss) from discontinued operations for the three and nine months ended September 30, 2021 primarily represents the income statement activity related to the HLPP business. The gain on sale of discontinued operations for the nine months ended September 30, 2021 represents the net working capital adjustments to the gain from the sale of CarePort. The income tax effect on discontinued operations for the three and nine months ended September 30, 2021 primarily represents the income tax benefit related to the HLPP business. Refer to Note 17, “Discontinued Operations” to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding discontinued operations.

Segment Operations

On March 2, 2022, we entered into the Altera Purchase Agreement to sell the HLPP business. As of March 31, 2022, the operating segment was classified in discontinued operations as the disposition represented a strategic shift that would have a major effect on our operations and financial results upon consummation. Therefore, we changed our reportable segments, which previously included HLPP. As of March 31, 2022, we had two operating segments: (i) Legacy Veradigm (formerly known as Veradigm) and (ii) Unallocated Amounts. The Legacy Veradigm operating segment was the equivalent to our one reportable segment. On May 2, 2022, we completed the sale of the HLPP business. As of December 31, 2022, our two operating segments and one reportable segment remained unchanged from the end of the first quarter of 2022. The segment disclosures below for the years ended December 31, 2021 and 2020 have been revised to conform to the current period presentation. Refer to Note 18, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further discussion on the impact of the change.

Overview of Full-Year Segment Results

	Year Ended December 31,			2022%	2021%
	2022	2021	2020	Change	Change
(In thousands)		(As Restated)	(As Restated)	from 2021	from 2020
Revenue:
Legacy Veradigm	$562,697	$548,686	$525,183	2.6%	4.5%
Unallocated Amounts	25,320	28,741	30,932	(11.9%)	(7.1%)
Total revenue	$588,017	$577,427	$556,115	1.8%	3.8%

Gross Profit:
Legacy Veradigm	$292,009	$265,453	$246,055	10.0%	7.9%
Unallocated Amounts	16,411	16,993	18,179	(3.4%)	(6.5%)
Total gross profit	$308,420	$282,446	$264,234	9.2%	6.9%

Income (loss) from operations:
Legacy Veradigm	$94,898	$69,665	$18,967	36.2%	NM
Unallocated Amounts	(122,001)	7,104	(11,027)	NM	(164.4%)
Total income (loss) from operations	$(27,103)	$76,769	$7,940	(135.3%)	NM

Legacy Veradigm

Our Legacy Veradigm segment derives its revenue from Payer and Life Science solutions, which are mainly targeted at payers, life science companies and other key healthcare stakeholders. Additionally, revenue is derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions and services. These solutions enable clients to transition, analyze, and coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community.

	Year Ended December 31,			2022%	2021%
	2022	2021	2020	Change	Change
(In thousands)		(As Restated)	(As Restated)	from 2021	from 2020
Revenue	$562,697	$548,686	$525,183	2.6%	4.5%
Gross profit	$292,009	$265,453	$246,055	10.0%	7.9%
Gross margin %	51.9%	48.4%	46.9%
Income (loss) from operations	$94,898	$69,665	$18,967	36.2%	NM
Operating margin %	16.9%	12.7%	3.6%

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Legacy Veradigm revenue increased for the year ended December 31, 2022 compared to the prior year, due to increases in subscription, upfront software, client services, and transaction-related revenue. The increase was partially offset by decreases in maintenance revenue.

Gross profit increased for the year ended December 31, 2022 compared to the prior year primarily due to increases in revenue, lower contractor usage and improvements to our hosting infrastructure costs.

Income from operations and operating margin increased for the year ended December 31, 2022 compared to the prior year, primarily due to the increase in gross profit. The increases were partially offset due to higher research and development costs related to the increased investment in Legacy Veradigm products for both Provider and Payer and Life Science.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Legacy Veradigm revenue increased for the year ended December 31, 2021 compared to the prior year, primarily due to an increase in subscription, client services, and transaction-related revenue. The increase was partially offset by lower upfront software and maintenance revenue and attrition.

Gross profit increased for the year ended December 31, 2021 compared to the prior year, primarily due to previously mentioned increases in revenue, which were partially offset due to attrition.

Income from operations and operating margin increased for the year ended December 31, 2021 compared to the prior year, primarily due to the increase in gross profit and the cost reduction initiatives implemented throughout 2020.

Unallocated Amounts

The “Unallocated Amounts” category consists of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to organizational changes (“Certain Products”) and certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products do not meet the requirements to be reportable segments nor the criteria to be aggregated into our Legacy Veradigm reportable segment.

	Year Ended December 31,			2022%	2021%
	2022	2021	2020	Change	Change
(In thousands)		(As Restated)	(As Restated)	from 2021	from 2020
Revenue	$25,320	$28,741	$30,932	(11.9%)	(7.1%)
Gross profit	$16,411	$16,993	$18,179	(3.4%)	(6.5%)
Gross margin %	64.8%	59.1%	58.8%
Income (loss) from operations	$(122,001)	$7,104	$(11,027)	NM	(164.4%)
Operating margin %	NM	24.7%	(35.6%)

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue decreased for the year ended December 31, 2022 compared to the prior year, primarily due to a decrease in upfront software and client services revenue.

Gross profit decreased for the year ended December 31, 2022 compared to the prior year primarily due to the decrease in revenue. The decrease was partially offset by a decrease in cost of revenue as certain corporate bonus expense previously recorded to the “Unallocated Amounts” category was recorded to the Legacy Veradigm segment in 2022.

The category recorded loss from operations for the year ended December 31, 2022 compared to income from operations for the prior year, primarily due to higher legal costs, increases in stock-based compensation expense and changes attributed to corporate allocations from 2021 to 2022.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue decreased slightly for the year ended December 31, 2021 compared to the prior year, primarily due to a decrease in upfront software and maintenance revenue. The decrease was partially offset by an increase in client services revenue.

Gross profit decreased for the year ended December 31, 2021 compared to the prior year primarily due to the decrease in revenue and an increase in client delivery costs.

The category recorded income from operations for the year ended December 31, 2021 compared to loss from operations for the prior year, primarily due to lower selling, general and administrative expenses.

Overview of First Quarter Segment Results (as Restated)

	Three Months Ended March 31,
	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)
Revenue:
Legacy Veradigm	$130,531	$127,688	2.2%
Unallocated Amounts	6,393	7,076	(9.7%)
Total revenue	$136,924	$134,764	1.6%

Gross Profit:
Legacy Veradigm	$63,719	$59,402	7.3%
Unallocated Amounts	4,292	4,365	(1.7%)
Total gross profit	$68,011	$63,767	6.7%

Income (loss) from operations:
Legacy Veradigm	$11,468	$11,725	(2.2%)
Unallocated Amounts	(15,036)	(1,373)	NM
Total income (loss) from operations	$(3,568)	$10,352	(134.5%)

Legacy Veradigm

	Three Months Ended March 31,
	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)
Revenue	$130,531	$127,688	2.2%
Gross profit	$63,719	$59,402	7.3%
Gross margin %	48.8%	46.5%
Income (loss) from operations	$11,468	$11,725	(2.2%)
Operating margin %	8.8%	9.2%

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Legacy Veradigm revenue increased for the three months ended March 31, 2022 compared to the prior year comparable period, due to an increase in upfront software and transaction-related revenue. The increase was partially offset by a decrease in maintenance and client services revenue.

Gross profit increased for the three months ended March 31, 2022 compared to the prior year comparable period, primarily due to an increase in revenue and a decrease in cost of revenue related to capitalized software amortization.

Income from operations and operating margin decreased for the three months ended March 31, 2022 compared to the prior year comparable period, primarily due to higher research and development costs related to the increased investment in Legacy Veradigm products for both Provider and Payer and Life Science.

Unallocated Amounts

	Three Months Ended March 31,
	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)
Revenue	$6,393	$7,076	(9.7%)
Gross profit	$4,292	$4,365	(1.7%)
Gross margin %	67.1%	61.7%
Income (loss) from operations	$(15,036)	$(1,373)	NM
Operating margin %	NM	(19.4%)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue decreased for the three months ended March 31, 2022 compared to the prior year comparable period, primarily due to a decrease in upfront software and maintenance revenue.

Gross profit decreased for the three months ended March 31, 2022 compared to the prior year comparable period, primarily due to the decrease in revenue and an increase in client delivery costs.

Loss from operations increased for the three months ended March 31, 2022 compared to the prior year comparable period primarily due to higher legal costs.

Overview of Second Quarter Segment Results (as Restated)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenue:
Legacy Veradigm	$142,050	$133,073	6.7%	$272,581	$260,761	4.5%
Unallocated Amounts	6,433	7,950	(19.1%)	12,826	15,026	(14.6%)
Total revenue	$148,483	$141,023	5.3%	$285,407	$275,787	3.5%

Gross Profit:
Legacy Veradigm	$71,731	$62,558	14.7%	$135,451	$121,960	11.1%
Unallocated Amounts	4,857	5,092	(4.6%)	9,148	9,457	(3.3%)
Total gross profit	$76,588	$67,650	13.2%	$144,599	$131,417	10.0%

Income (loss) from operations:
Legacy Veradigm	$37,809	$16,475	129.5%	$49,277	$28,200	74.7%
Unallocated Amounts	(42,329)	112	NM	(57,365)	(1,261)	NM
Total income (loss) from operations	$(4,520)	$16,587	(127.3%)	$(8,088)	$26,939	(130.0%)

Legacy Veradigm

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenue	$142,050	$133,073	6.7%	$272,581	$260,761	4.5%
Gross profit	$71,731	$62,558	14.7%	$135,451	$121,960	11.1%
Gross margin %	50.5%	47.0%		49.7%	46.8%
Income (loss) from operations	$37,809	$16,475	129.5%	$49,277	$28,200	74.7%
Operating margin %	26.6%	12.4%		18.1%	10.8%

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Legacy Veradigm revenue increased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, due to increases in subscription and transaction-related revenue. The increase was partially offset by decreases in upfront software and maintenance revenue.

Gross profit increased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, primarily due to an increase in revenue, new business, lower contractor usage, and changes in revenue mix.

Income from operations and operating margin increased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, primarily due the increase in gross profit. The increases were partially offset due to higher research and development costs related to the increased investment in Legacy Veradigm products for both Provider and Payer and Life Science.

Unallocated Amounts

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenue	$6,433	$7,950	(19.1%)	$12,826	$15,026	(14.6%)
Gross profit	$4,857	$5,092	(4.6%)	$9,148	$9,457	(3.3%)
Gross margin %	75.5%	64.1%		71.3%	62.9%
Income (loss) from operations	$(42,329)	$112	NM	$(57,365)	$(1,261)	NM
Operating margin %	NM	1.4%		NM	(8.4%)

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Revenue decreased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, primarily due to a decrease in upfront software and maintenance revenue.

Gross profit decreased for the three and six months ended June 30, 2022 compared to the prior year comparable periods, primarily due to a decrease in revenue and an increase in cost of revenue.

The category recorded loss from operations for the three months ended June 30, 2022 compared to income from operations for the prior year comparable period, primarily due to higher legal costs, increases in stock-based compensation expense and changes attributed to corporate allocations from 2021 to 2022. Loss from operations increased for the six months ended June 30, 2022 compared to the prior year comparable period, primarily due to higher legal costs, increases in stock-based compensation expense and changes attributed to corporate allocations from 2021 to 2022.

Overview of Third Quarter Segment Results (as Restated)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenue:
Legacy Veradigm	$140,113	$136,811	2.4%	$412,694	$397,571	3.8%
Unallocated Amounts	6,285	7,607	(17.4%)	19,111	22,634	(15.6%)
Total revenue	$146,398	$144,418	1.4%	$431,805	$420,205	2.8%

Gross Profit:
Legacy Veradigm	$73,216	$63,591	15.1%	$208,667	$185,551	12.5%
Unallocated Amounts	3,754	4,038	(7.0%)	12,902	13,495	(4.4%)
Total gross profit	$76,970	$67,629	13.8%	$221,569	$199,046	11.3%

Income (loss) from operations:
Legacy Veradigm	$18,489	$11,925	55.0%	$67,766	$40,125	68.9%
Unallocated Amounts	(28,042)	2,754	NM	(85,407)	1,493	NM
Total income (loss) from operations	$(9,553)	$14,679	(165.1%)	$(17,641)	$41,618	(142.4%)

Legacy Veradigm

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenue	$140,113	$136,811	2.4%	$412,694	$397,571	3.8%
Gross profit	$73,216	$63,591	15.1%	$208,667	$185,551	12.5%
Gross margin %	52.3%	46.5%		50.6%	46.7%
Income (loss) from operations	$18,489	$11,925	55.0%	$67,766	$40,125	68.9%
Operating margin %	13.2%	8.7%		16.4%	10.1%

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September, 2021

Legacy Veradigm revenue increased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, due to increases in subscription, client services, and transaction-related revenue, partially offset by decreases in upfront software and maintenance revenue.

Gross profit increased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, primarily due to increases in revenue, lower contractor usage and improvements to our hosting infrastructure costs.

Income from operations and operating margin increased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, primarily due to the increase in gross profit. The increases were partially offset due to higher research and development costs related to the increased investment in Legacy Veradigm products for both Provider and Payer and Life Science.

Unallocated Amounts

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(In thousands)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenue	$6,285	$7,607	(17.4%)	$19,111	$22,634	(15.6%)
Gross profit	$3,754	$4,038	(7.0%)	$12,902	$13,495	(4.4%)
Gross margin %	59.7%	53.1%		67.5%	59.6%
Income (loss) from operations	$(28,042)	$2,754	NM	$(85,407)	$1,493	NM
Operating margin %	NM	36.2%		NM	6.6%

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September, 2021

Revenue decreased for the three and nine months ended September 30, 2022 compared to the prior year comparable periods, primarily due to a decrease in upfront software and client services revenue.

Gross profit decreased for the three and nine months ended September 30, 2022, compared to the prior year comparable periods, primarily due to a decrease in revenue that was offset by a decrease in cost of revenue as certain corporate bonus expense previously recorded to the “Unallocated Amounts” category was recorded to the Legacy Veradigm segment in 2022.

The category recorded loss from operations for the three and nine months ended September 30, 2022 compared to income from operations for the prior year comparable periods, primarily due to higher legal costs, increases in stock-based compensation expense and changes attributed to corporate allocations from 2021 to 2022.

Total Contract Value

Total contract value reflects the value of contracts newly executed during each respective year for software, hardware, maintenance, and other client services on a continuing operations basis. First year contract value, a subset of total contract value, reflects the anticipated revenue to be recognized in 12 months following new contract activation on a continuing operations basis. The following table presents our first year contract value and total contract value totals for the years ended December 31, 2022 and 2021:

	As of December 31,
(In thousands)	2022	2021	% Change
First year contract value	$158,150	$146,090	8.3%
Total contract value	$297,959	$300,871	(1.0%)

Liquidity and Capital Resources

The primary factors that influence our liquidity as of the date of this Form 10-K include, but are not limited to, the amount and timing of our revenue, cash collections from our clients, operating expenses, including fees and expenses related to the outstanding audits and becoming current in our financial reporting, capital expenditures, the potential exercise of repurchase rights by holders of our Convertible Notes, investments in research and development efforts, including investments in or acquisitions of third parties, contingent liabilities and divestitures. As of December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $448 million, which includes $1.3 million in restricted cash, and available borrowing capacity of $699 million under our Revolving Facility. The change in our cash and cash equivalents balance is reflective of the following:

Operating Cash Flow Activities

	Year Ended December 31,			2022$	2021$
	2022	2021	2020	Change	Change
(In thousands)		(As Restated)	(As Restated)	from 2021	from 2020
Net income (loss)	$(86,462)	$139,565	$696,052	$(226,027)	$(556,487)
Less: income (loss) from discontinued operations	(66,418)	11,787	723,741	(78,205)	(711,954)
Income (loss) from continuing operations	(20,044)	127,778	(27,689)	(147,822)	155,467
Non-cash adjustments to net income (loss)	135,293	4,195	93,311	131,098	(89,116)
Cash impact of changes in operating assets and liabilities	23,570	(18,276)	(35,070)	41,846	16,794
Net cash provided by (used in) operating activities - continuing operations	138,819	113,697	30,552	25,122	83,145
Net cash provided by (used in) operating activities - discontinued operations	(23,257)	(190,313)	(134,207)	167,056	(56,106)
Net cash provided by (used in) operating activities	$115,562	$(76,616)	$(103,655)	$192,178	$27,039

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net cash provided by operating activities – continuing operations increased for the year ended December 31, 2022, compared to the prior year. The Company recorded a loss from continuing operations during the year ended December 31, 2022, compared to income from continuing operations for the prior year due to higher selling, general and administrative expenses, research and development expenses, amortization of intangible and acquisition-related assets and lower other income. The increase from non-cash adjustments to net loss in 2022 is primarily related to an increase in depreciation and amortization expense and an increase in other expense. The cash impact of changes in operating assets and liabilities during 2022 reflects increased cash inflows during the year ended December 31, 2022 as compared to the prior year comparable period.

Net cash used in operating activities – discontinued operations decreased for the year ended December 31, 2022, compared to the prior year due to the absence of the tax payment related to the gain from the sale of CarePort on December 31, 2020, which was paid in the second quarter of 2021 and the sale of our HLPP business, which occurred in the second quarter of 2022.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net cash provided by operating activities – continuing operations increased for the year ended December 31, 2021 compared to the prior year. The Company recorded income from continuing operations during the year ended December 31, 2021 compared to a loss from continuing operations for the prior year. The change from loss from continuing operations for the year ended December 31, 2020 to income from continuing operations for the year ended December 31, 2021 reflects increases in revenue and lower selling, general and administrative expenses. The decrease from non-cash adjustments to net income in 2021 is primarily related to an increase in other income during 2021 as compared to the prior year. The cash impact of changes in operating assets and liabilities during 2021 does not include $147 million of payments and interests included in 2020 that is related to the settlement with DOJ in connection with the Practice Fusion investigations.

Net cash used in operating activities – discontinued operations during the year ended December 31, 2021 primarily reflects the income tax payment related to the gain realized from the sale of EPSi and CarePort on October 15, 2020 and December 31, 2020, respectively, and the increase in the cash used in operating activity related to the HLPP business.

Investing Cash Flow Activities

	Year Ended December 31,			2022$	2021$
	2022	2021	2020	Change	Change
(In thousands)		(As Restated)	(As Restated)	from 2021	from 2020
Capital expenditures	$(2,062)	$(1,893)	$(4,165)	$(169)	$2,272
Capitalized software	(30,204)	(39,492)	(41,221)	9,288	1,729
Cash paid for business acquisitions, net of cash acquired	(31,988)	—	—	(31,988)	—
Sale of businesses and other investments, net of cash divested, and distributions received	672,471	68,806	1,734,967	603,665	(1,666,161)
Purchases of equity securities, other investments and related intangible assets, net	(9,933)	(2,421)	(7,097)	(7,512)	4,676
Net cash provided by (used in) investing activities - continuing operations	598,284	25,000	1,682,484	573,284	(1,657,484)
Net cash provided by (used in) investing activities - discontinued operations	(13,138)	(37,696)	(68,274)	24,558	30,578
Net cash provided by (used in) investing activities	$585,146	$(12,696)	$1,614,210	$597,842	$(1,626,906)

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net cash provided by investing activities - continuing operations for the year ended December 31, 2022, increased compared to the prior year, primarily due to the cash received as a result of the sale of the HLPP business, which was partially offset by the cash paid for the acquisition of Babel Health, Inc. (“Babel Health”).

Net cash used in investing activities – discontinued operations decreased during the year ended December 31, 2022, compared to the prior year. The year ended December 31, 2022 primarily reflects spending of capitalized software costs related to the HLPP business.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net cash provided by investing activities – continuing operations decreased for the year ended December 31, 2021, compared to the prior year due to the absence of cash received from the sales of EPSi and CarePort on October 15, 2020 and December 31, 2020, respectively.

Net cash used in investing activities – discontinued operations decreased for the year ended December 31, 2021 compared to the prior year. The year ended December 31, 2021 primarily reflects capitalized software costs for the HLPP business.

Financing Cash Flow Activities

	Year Ended December 31,			2022$	2021$
	2022	2021	2020	Change	Change
(In thousands)		(As Restated)	(As Restated)	from 2021	from 2020
Taxes paid related to net share settlement of equity awards	$(32,129)	$(14,023)	$(6,033)	$(18,106)	$(7,990)
Repayment of Convertible Senior Notes	—	—	(352,361)	—	352,361
Credit facility payments	(200,000)	(75,000)	(1,315,000)	(125,000)	1,240,000
Credit facility borrowings, net of issuance costs	21,643	250,000	903,625	(228,357)	(653,625)
Repurchase of common stock	(234,425)	(417,443)	(334,110)	183,018	(83,333)
Payment of acquisition and other financing obligations	—	(2,400)	(4,369)	2,400	1,969
Net cash provided by (used in) financing activities - continuing operations	(444,911)	(258,866)	(1,108,248)	(186,045)	849,382
Net cash provided by (used in) financing activities	$(444,911)	$(258,866)	$(1,108,248)	$(186,045)	$849,382

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net cash used in financing activities - continuing operations increased for the year ended December 31, 2022 compared to the prior year, primarily due to higher credit facility payments and lower credit facility borrowings in 2022. The increase was partially offset by lower repurchases of Common Stock in 2022.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net cash used in financing activities - continuing operations decreased for the year ended December 31, 2021 compared to the prior year, primarily due to the absence of repayments of convertible senior notes and absence of credit facility repayments that occurred with the sale of EPSi and Careport. The decrease was partially offset by higher repurchases of Common Stock in 2021.

Future Capital Requirements

We enter into obligations with third parties in the ordinary course of business. These future cash obligations will be funded from future cash flows from the sale of our products and services. The material cash requirements include the following contractual and other obligations:

Debt Obligations

As of December 31, 2022, we had outstanding convertible senior notes in an aggregate principal amount of $207.9 million, which is fully due on January 1, 2027. As of December 31, 2022, we had no outstanding borrowings under our senior secured credit facility. During the quarter ended December 31, 2022, the conditional conversion feature of the Convertible Notes was triggered as a result of the sale price of our Common Stock being greater than or equal to 130% of the conversion price for the requisite period during such quarter. As a result, holders of the Convertible Notes were entitled to convert the Convertible Notes into Common Stock at their option at any time during the quarter ended March 31, 2023. No holders of Convertible Notes elected to convert any of the Convertible Notes at that time. If we do not elect to satisfy our conversion obligation by delivering solely shares of our Common Stock, then we will settle a portion or all of our conversion obligations through the payment of cash. Our capped call transactions were entered into to help reduce the potential dilution to our Common Stock upon any conversion of the notes or to help to offset any cash payments Veradigm is required to make in excess of the principal amount of the converted notes upon conversion.

As a result of our failure to timely furnish the required financial statements in accordance with the terms of the indenture dated as of December 9, 2019 governing the Convertible Notes, we worked with a majority of the holders of Convertible Notes to enter into a supplemental indenture on February 5, 2024 that amended and supplemented certain provisions of the original indenture. This supplemental indenture provides semiannual repurchase rights at the option of the holders beginning on January 1, 2025 at certain accreted values. Additionally, the conversion rate applicable to Convertible Notes surrendered upon a make-whole fundamental change was increased. To date, no noteholders have elected to exercise any repurchase rights following the fundamental change resulting from the delisting of our Common Stock or for any semiannual repurchase right. In connection with the fundamental change resulting from the delisting of our Common Stock, each of the privately negotiated capped call arrangements, previously entered into by and between the Company and each of JPMorgan Chase Bank, National Association, New York Branch, Wells Fargo Bank, National Association, Bank of America, N.A. and Deutsche Bank AG, London Branch in connection with the Convertible Notes, was terminated, and, as part of such termination, the Company received an aggregate of approximately 912,000 shares of Common Stock.

Non-cancelable Operating Leases

We have lease arrangements for certain facilities. As of December 31, 2022, we had fixed lease payment obligations of $20.4 million, with $7.2 million payable within the 12 months following December 31, 2022.

Purchase Obligations

Purchase obligations consist of minimum purchase commitments for Microsoft services and other software solutions. Certain purchase commitments continue to be shared between Altera and Veradigm, and although the commitments belong to Veradigm, Altera provides us the funds to cover its portion of the commitments. As of December 31, 2022, we had purchase obligations of $140.2 million, with approximately $59.3 million payable within the next 12 months.

Letters of Credit

As of December 31, 2022, we had $0.8 million in letters of credit outstanding under the Third Amended Credit Agreement.

Income Taxes

Our liability for uncertain tax positions was $19.2 million as of December 31, 2022. It is uncertain the amount that is payable within the next 12 months for liabilities that may result from this exposure, as we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements.

Revolving Credit Facilities

On April 29, 2022, we amended and restated our senior secured credit facility. The Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”) provides for a $700.0 million senior secured revolving facility (the “2022 Revolving Facility”) with a five year term. A total of up to $50.0 million of the 2022 Revolving Facility is available for the issuance of letters of credit, up to $25.0 million of the 2022 Revolving Facility is available for swingline loans, and up to $100.0 million of the 2022 Revolving Facility can be borrowed under certain foreign currencies. We had $0.8 million of letters of credit outstanding under the 2022 Revolving Facility as of December 31, 2022. No amounts under the 2022 Revolving Facility were outstanding under the Third Amended Credit Agreement as of December 31, 2022. Refer to Note 10, “Debt” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information.

As a result of our failure to timely furnish the required financial statements in accordance with the terms of the Third Amended Credit Agreement, we worked constructively with our lenders on several consents and amendments to the Third Amended Credit Agreement to allow for additional time to complete the required financial statement deliverables. The second amendment dated January 31, 2024 reduced the aggregate amount of the revolving facility from $700.0 million to $400.0 million. On August 27, 2024, we provided notice to the Agent to terminate the Third Amended Credit Agreement and all commitments thereunder effective as of August 30, 2024. Refer to Note 24, “Subsequent Events” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development efforts during 2022 increased compared to 2021, as the Company continued to invest in expanding the capabilities and functionality of our Veradigm Provider, Payer and Life Science solutions. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

Our cash and cash equivalents of $448 million, which includes $1.3 million in restricted cash, as of December 31, 2022, our future cash flows, and access to capital markets, taken together, provided adequate resources to meet future long-term operating needs as well as scheduled payments of debt and additional anticipated expenses for the 12 months following December 31, 2022. In addition, we believe that our cash and cash equivalents on-hand, our future cash flows and access to capital markets and financing, taken together, will provide adequate resources to meet future long-term operating needs as well as scheduled payments of debt and additional anticipated expenses for the long term and for the 12 months following the date of this Form 10-K, including a potential exercise of repurchase rights by the holders of the Convertible Notes on July 1, 2025. However, we are seeking to enter into a new financing arrangement in the second quarter of 2025 to further increase our liquidity. In addition, with respect to long-term liquidity, we cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, and the repurchase of our common stock under our stock repurchase program, any of which might impact our liquidity requirements or cause us to borrow under 2022 Revolving Facility or issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next 12 months, in addition to our anticipated financing, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or other financing arrangements from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, "Revenue from Contracts with Customers." The timing of revenue recognition requires us to make estimates regarding the transfer of control of goods and services, particularly in contracts that include multiple performance obligations. For example, in our software sales, we must estimate the stand-alone selling price of each performance obligation and recognize revenue as each obligation is satisfied. A change in the estimates of the transaction price or in the timing of revenue recognition could have a material impact on our financial results.

Allowance for Credit Losses

Our allowance for current expected credit losses is a reserve related to estimated losses resulting from our clients’ inability to make required payments and is established based on historical collection experience, current and future economic and market conditions, and a review of the status of trade accounts receivable. Accounts are written off as uncollectible only after we have engaged in collection efforts. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” and Trade Accounts Receivable, net section for further information about the change in methodology.

The Company has a credit memo reserve that is utilized to reduce the accounts receivable balance for customer balances that are unlikely to be collected. The estimate derived for this reserve is performed on the gross accounts receivable balance. Refer to Note 3, “Accounts Receivable” for additional information.

Impairment of Goodwill and Intangible Assets

We monitor our goodwill and long-lived assets for the existence of impairment indicators and apply judgments in the valuation methods and underlying assumptions utilized in such assessments. Significant judgments and estimates utilized in our goodwill impairment tests include determination of reporting units, the growth rate utilized to project forecast future cash flows, the terminal growth rate and the discount rate. A third-party valuation specialist was engaged to calculate the fair value of goodwill at the measurement date. A sensitivity analysis was performed of the growth rate, the terminal growth rate and the discount rate on the fair value of goodwill. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” and Note 8, “Goodwill and Intangible Assets” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional details.

Uncertain Tax Positions

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws. We consider various factors, including the specific facts and circumstances of each tax position, past audit experience and the likelihood of future tax law changes. Although we believe the reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination or the refinement of an estimate. Resolution of these uncertainties in a manner that are inconsistent with expectations could have a material impact on our financial condition and operating results.

Legal and Other Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. A liability is recorded when it is probable that a loss will be incurred and the amount is reasonably estimable, the determination of which requires significant judgment. In assessing the probability of loss, we consider various factors, including the nature of the litigation, the parties involved, prior experience and any settlement discussions. We estimate the potential loss for each contingency based on the best information available at the time of assessment. In certain cases, the potential loss may be estimable only with a range of amounts. In such situations, we recognize the minimum amount in the range as a liability and disclose the range of possible losses in the notes to the financial statements. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Fair Value Measurements

We utilize fair value measurements on a recurring basis in the valuation of share-based awards and derivative instruments. On a nonrecurring basis, fair value measurements are employed in accounting for assets and liabilities acquired in business combinations, in impairment tests of investments, goodwill and other long-lived assets. Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of three categories (Levels 1 to 3). The values of assets and liabilities assigned to Level 3 require the most judgment and are based on unobservable inputs or prices for which little or no market data exists. Therefore, Level 3 values can be susceptible to significant fluctuations, both positive and negative, from changes in the underlying assumption used by management. Refer to Note 6, “Fair Value Measurements and Other Investments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed information about financial assets and liabilities measured at fair value on a recurring basis.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we were exposed to interest rate risk, primarily changes in United States interest rates and changes in LIBOR (including the transition away from LIBOR), and primarily due to our borrowing under the Senior Secured Credit Facility (as defined below). In the Third Amended Credit Agreement, there are terms for the use of the Secured Overnight Financing Rate, which replaces our use of LIBOR since it was to be discontinued as of June 2023. As of December 31, 2022, we had no debt outstanding under the Senior Secured Credit Facility, which minimizes our exposure to interest rate risk.

We have operations outside of the U.S.; therefore, we are exposed to risks related to foreign currency fluctuations. Foreign currency fluctuations through December 31, 2022 have not had a material impact on our financial position or operating results. We believe most of our operations outside of the U.S. are naturally hedged for foreign currency risk. An exception to this is our development and shared services center in India. We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of December 31, 2022, we had no forward contracts outstanding. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2022. The forward contracts resulted in net gains of $0.1 million and $1.6 million during the years ended December 31, 2022 and 2021, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Veradigm Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veradigm Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2025 expressed an adverse opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As discussed in Note 2 to the consolidated financial statements, the Company enters into contracts with customers that often include multiple performance obligations. Given the nature and volume of the Company’s product and service offerings included in a single contract, there is complexity related to the allocation of the transaction price in each contract to the distinct performance obligations using relative stand-alone selling prices as well as a residual allocation approach for certain software licenses. We identified the allocation of transaction consideration as a critical audit matter.

The principal consideration for our determination that the allocation of transaction consideration is a critical audit matter is the especially challenging auditor judgment required when evaluating the execution of the allocation of transaction price using stand-alone selling prices due to the mix and volume of products and services offered with terms that are specific to each contract.

Our audit procedures related to the allocation of transaction consideration included the following, among others:

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

Raleigh, North Carolina
March 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Veradigm Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Veradigm Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•
Control Environment: The Company did not consistently maintain an effective control environment, including with respect to effective accounting management reviews and supporting documentation for accounting determinations and journal entries, at an appropriate level of precision, due to instances of (1) inappropriate communications under the then existing senior management, particularly within the Company’s finance organization, which contributed to accounting entries being recorded, in certain instances, in a manner now determined not to have been consistent with U.S. GAAP and Company accounting policies and procedures, (2) insufficient resources in the Company’s accounting function of the finance organization, with insufficient technical expertise in certain subjects, and (3) the exercise of judgment within the Company’s finance organization or by senior management, which together contributed to the following material weaknesses:
o
Revenue Recognition Accounting: The Company did not consistently maintain effective internal controls over financial reporting with respect to the accurate recording, accounting for, and presentation of revenue and related costs, including as arising from or relating to (1) a revenue recognition software tool that was not properly configured in prior implementations and exacerbated by a lack of appropriate controls and management oversight, (2) the application of U.S. GAAP to new and/or complex matters, (3) the monitoring of key system reports for relevant control activities, and (4) the related balance sheet presentation of contract assets and deferred revenues;
o
Measurement of Expected Credit Losses: The Company did not consistently maintain effective internal controls over financial reporting, including monitoring of key system reports for relevant control activities, with respect to measurement of expected credit losses, particularly in connection with the Company’s 2022 divestiture of the HLPP business and changes in the risk profile of the Company’s trade accounts receivable;
o
Financial Reporting: The Company did not consistently maintain effective internal controls over financial reporting, including monitoring of key system reports for relevant control activities, with respect to review and documentation supporting financial statement disclosures and manual journal entries;
o
Divestiture Accounting: The Company did not consistently maintain effective internal controls over financial reporting with respect to the computation for, review of, and maintenance of appropriate support for carve-out balances for divested operations, particularly the allocation of deferred revenue and contract assets to the discontinued operations and related balance sheet reconciliations;
o
Impairment Accounting for Long-Lived and Intangible Assets: The Company did not consistently maintain effective internal controls over financial reporting, including the monitoring of key system reports for relevant control activities, with respect to (1) the consideration of impairment indicators for the Company’s cost method investments and right of use assets in accordance with U.S. GAAP, and (2) tradename accounting controls to operate at a sufficient level of precision to perform an assessment of whether the intangible asset was no longer indefinite-lived when required. The Company also allowed instances of the exercise of judgment within the Company’s finance organization or by senior management in a manner that was inconsistent with the Company’s accounting policies or that otherwise lacked sufficient support; and
o
Bonus Accruals: The Company did not consistently maintain effective internal controls over financial reporting with respect to the accurate recording, accounting for, and presentation of annual corporate performance bonus accruals, which in certain instances, resulted in quarterly bonus accrual amounts being adjusted and recorded based on management’s inappropriate exercise of judgment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 18, 2025, which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 18, 2025

VERADIGM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
(In thousands, except per share amounts)		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$446,593	$133,658
Restricted cash	1,307	1,308
Accounts receivable, net of allowance of $22,743 and $21,621 as of December 31, 2022 and December 31, 2021, respectively	119,147	119,696
Contract assets	56,570	65,165
Prepaid expenses and other current assets	56,031	51,753
Current assets attributable to discontinued operations	—	277,633
Total current assets	679,648	649,213
Fixed assets, net	9,460	17,735
Software development costs, net	75,075	81,141
Intangible assets, net	89,333	149,690
Goodwill	532,640	498,356
Deferred taxes, net	37,189	—
Right-of-use assets - operating leases	11,979	18,324
Other assets	69,398	79,717
Long-term assets attributable to discontinued operations	—	816,849
Total assets	$1,504,722	$2,311,025

VERADIGM INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31, 2022	December 31, 2021
(In thousands, except per share amounts)		(As Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,841	$2,174
Accrued expenses	66,827	62,893
Accrued compensation and benefits	35,939	30,349
Deferred revenue	90,098	87,889
Current operating lease liabilities	6,608	6,133
Current liabilities attributable to discontinued operations	—	298,986
Total current liabilities	230,313	488,424
Long-term debt	200,395	350,062
Long-term deferred revenue	—	186
Deferred taxes, net	—	18,688
Long-term operating lease liabilities	12,440	16,754
Other liabilities	44,069	33,824
Long-term liabilities attributable to discontinued operations	—	42,707
Total liabilities	487,217	950,645
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2022 and December 31, 2021; 279,551 and 106,071 shares issued and outstanding as of December 31, 2022, respectively; 276,705 and 116,114 shares issued and outstanding as of December 31, 2021, respectively	2,794	2,766
Treasury stock: at cost, 173,480 and 160,591 shares as of December 31, 2022 and December 31, 2021, respectively	(1,556,230)	(1,321,805)
Additional paid-in capital	1,925,205	1,962,386
Retained earnings	645,810	719,795
Accumulated other comprehensive loss	(74)	(2,762)
Total stockholders’ equity	1,017,505	1,360,380
Total liabilities and stockholders’ equity	$1,504,722	$2,311,025

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
(In thousands, except per share amounts)		(As Restated)	(As Restated)
Revenue:
Provider	$465,927	$478,418	$463,035
Payer and Life Science	122,090	99,009	93,080
Total revenue	588,017	577,427	556,115
Cost of revenue:
Provider	232,758	244,171	247,763
Payer and Life Science	46,839	50,810	44,118
Total cost of revenue	279,597	294,981	291,881
Gross profit	308,420	282,446	264,234
Selling, general and administrative expenses	169,201	111,760	155,663
Research and development	97,889	84,103	78,605
Asset impairment charges	7,549	532	10,174
Amortization of intangible and acquisition-related assets	60,884	9,282	11,852
Income (loss) from operations	(27,103)	76,769	7,940
Interest expense	(6,354)	(12,925)	(34,345)
Other income (expense), net	(21,676)	88,889	(1,929)
Gain on sale of businesses, net	—	8,370	—
Impairment of long-term investments	(7,575)	(5,155)	(1,575)
Equity in net income (loss) of unconsolidated investments	(1,143)	1,757	17,348
Income (loss) from continuing operations before income taxes	(63,851)	157,705	(12,561)
Income tax benefit (provision)	43,807	(29,927)	(15,128)
Income (loss) from continuing operations, net of tax	(20,044)	127,778	(27,689)
Income (loss) from discontinued operations	(7,122)	15,727	(70,884)
Gain (loss) on sale of discontinued operations	(10,327)	647	1,156,815
Income tax effect on discontinued operations	(48,969)	(4,587)	(362,190)
Income (loss) from discontinued operations, net of tax	(66,418)	11,787	723,741
Net income (loss)	$(86,462)	$139,565	$696,052

Net income (loss) per share:
Basic
Continuing operations	$(0.18)	$0.98	$(0.17)
Discontinued operations	(0.59)	0.09	4.54
Net income (loss) per share - Basic	$(0.77)	$1.07	$4.37

Diluted
Continuing operations	$(0.18)	$0.92	$(0.17)
Discontinued operations	(0.59)	0.09	4.54
Net income (loss) per share - Diluted	$(0.77)	$1.01	$4.37

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Net income (loss)	$(86,462)	$139,565	$696,052
Other comprehensive income (loss):
Foreign currency translation adjustments	(854)	(72)	1,441
Adjustment attributable to the sale of the HLPP business	3,803	—	—
Change in fair value of derivatives qualifying as cash flow hedges	(352)	(1,157)	1,509
Other comprehensive income (loss) before income tax benefit (expense)	2,597	(1,229)	2,950
Income tax benefit (expense) related to items in other comprehensive income (loss)	91	299	(390)
Total other comprehensive income (loss)	2,688	(930)	2,560
Comprehensive income (loss)	$(83,774)	$138,635	$698,612

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Number of Common Shares Issued
Balance at beginning of year	276,705	274,558	272,609
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	2,846	2,147	1,949
Balance at end of year	279,551	276,705	274,558
Common Stock
Balance at beginning of year	$2,766	$2,745	$2,725
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	28	21	20
Balance at end of year	$2,794	$2,766	$2,745
Number of Treasury Stock Shares Purchased
Balance at beginning of year	(160,591)	(134,616)	(110,134)
Issuance of treasury stock	—	33	198
Purchase of treasury stock	(12,889)	(12,862)	(12,984)
Accelerated share repurchase program	—	(13,146)	(11,696)
Balance at end of year	(173,480)	(160,591)	(134,616)
Treasury Stock
Balance at beginning of year	$(1,321,805)	$(870,558)	$(571,157)
Issuance of treasury stock	—	465	1,193
Purchase of treasury stock	(234,425)	(217,443)	(134,863)
Accelerated share repurchase program	—	(234,269)	(165,731)
Balance at end of year	$(1,556,230)	$(1,321,805)	$(870,558)
Additional Paid-In Capital
Balance at beginning of year	$1,962,386	$1,902,776	$1,907,348
Stock-based compensation	29,718	35,169	34,036
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(32,129)	(14,043)	(6,059)
Capped call transactions	—	—	797
ASU 2020-06 implementation adjustments	(38,918)	—	—
Accelerated share repurchase program	—	34,269	(34,269)
Issuance of treasury stock	—	68	(440)
Warrants issued	4,148	4,147	1,363
Balance at end of year	$1,925,205	$1,962,386	$1,902,776
Retained Earnings (Accumulated Deficit)
Balance at beginning of year	$719,795	$580,230	$(49,336)
Prior period retained earnings adjustments	—	—	(48,533)
Net income (loss)	(86,462)	139,565	696,052
ASU 2016-13 implementation adjustments	—	—	(17,953)
ASU 2020-06 implementation adjustments	12,477	—	—
Balance at end of year	$645,810	$719,795	$580,230
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(2,762)	$(1,832)	$(4,392)
Foreign currency translation adjustments, net	(854)	(72)	1,441
Adjustment attributable to the sale of the HLPP business	3,803	—	—
Unrecognized (loss) gain on derivatives qualifying as cash flow hedges, net of tax	(261)	(858)	1,119
Balance at end of year	$(74)	$(2,762)	$(1,832)
Total Stockholders’ Equity at beginning of year	$1,360,380	$1,613,361	$1,285,188
Total Stockholders’ Equity at end of year	$1,017,505	$1,360,380	$1,613,361

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(86,462)	$139,565	$696,052
Less: Income (loss) from discontinued operations	(66,418)	11,787	723,741
Income (loss) from continuing operations	(20,044)	127,778	(27,689)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115,921	72,775	87,186
Stock-based compensation expense	25,117	11,808	10,718
Deferred taxes	(55,877)	502	(3,473)
Impairment of assets and long-term investments	15,124	5,687	11,749
Equity in net (income) loss of unconsolidated investments	1,143	(1,757)	(17,348)
(Gain) loss on sale of businesses, net	—	(8,370)	—
Other (income) expense, net	33,865	(76,450)	4,479
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	9,549	(257)	78,165
Prepaid expenses and other assets	(776)	32,204	(30,090)
Accounts payable	27,870	(10,073)	(19,417)
Accrued expenses	(26,507)	(5,240)	29,164
Accrued compensation and benefits	5,590	(10,998)	6,902
Deferred revenue	2,087	(26,983)	52,834
Other liabilities	10,246	1,329	2,175
Right-of-use assets - operating leases	(4,489)	1,742	(7,634)
Accrued DOJ settlement	—	—	(147,169)
Net cash provided by (used in) operating activities - continuing operations	138,819	113,697	30,552
Net cash provided by (used in) operating activities - discontinued operations	(23,257)	(190,313)	(134,207)
Net cash provided by (used in) operating activities	115,562	(76,616)	(103,655)
Cash flows from investing activities:
Capital expenditures	(2,062)	(1,893)	(4,165)
Capitalized software	(30,204)	(39,492)	(41,221)
Cash paid for business acquisitions, net of cash acquired	(31,988)	—	—
Sale of businesses and other investments, net of cash divested, and distributions received	672,471	68,806	1,734,967
Purchases of equity securities, other investments and related intangible assets, net	(9,933)	(2,421)	(7,097)
Net cash provided by (used in) investing activities - continuing operations	598,284	25,000	1,682,484
Net cash provided by (used in) investing activities - discontinued operations	(13,138)	(37,696)	(68,274)
Net cash provided by (used in) investing activities	585,146	(12,696)	1,614,210
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(32,129)	(14,023)	(6,033)
Repayment of Convertible Senior Notes	—	—	(352,361)
Credit facility payments	(200,000)	(75,000)	(1,315,000)
Credit facility borrowings, net of issuance costs	21,643	250,000	903,625
Repurchase of common stock	(234,425)	(417,443)	(334,110)
Payment of acquisition and other financing obligations	—	(2,400)	(4,369)
Net cash provided by (used in) financing activities - continuing operations	(444,911)	(258,866)	(1,108,248)
Net cash provided by (used in) financing activities	(444,911)	(258,866)	(1,108,248)
Effect of exchange rate changes on cash and cash equivalents	452	28	(45)
Net increase (decrease) in cash and cash equivalents	256,249	(348,150)	402,262
Cash, cash equivalents and restricted cash, beginning of period	191,651	539,801	137,539
Cash, cash equivalents and restricted cash, end of period	447,900	191,651	539,801
Less: Cash and cash equivalents attributable to discontinued operations	—	(56,685)	(61,459)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$447,900	$134,966	$478,342

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Description of Business

Veradigm Inc., formerly known as Allscripts Healthcare Solutions, Inc. (“Allscripts”), together with its subsidiaries, is a healthcare technology and analytics company spanning across the three pillars of healthcare: Payer, Provider and Life Science. We combine data-driven clinical insights with actionable tools to help healthcare stakeholders improve the quality, efficiency, and value of healthcare delivery. Our portfolio addresses a range of healthcare industry needs, with the goal of transforming health insightfully, providing key healthcare stakeholders with data, insights and artificial intelligence (“AI”) enhanced solutions to help improve health outcomes and reduce costs. In particular, our portfolio, offering some of the most comprehensive solutions in our industry today, helps our clients advance the quality and efficiency of healthcare by providing electronic health records (“EHR”), financial management, population health management, deidentified data and patient communication solutions. Built on open integrated platforms, our solutions enable users to streamline workflows, leverage functionality from other software vendors and exchange data.

Principles of Consolidation

The consolidated financial statements include the accounts of Veradigm Inc. and its wholly-owned subsidiaries and controlled affiliates. All significant intercompany balances and transactions have been eliminated. Each of the terms “we,” “us,” “our” or “Company” as used herein refers collectively to Veradigm and its wholly-owned subsidiaries and controlled affiliates, unless otherwise stated. Additionally, references to prior reporting periods may use “Allscripts” instead of “Veradigm” to reflect the company name as reported at that time.

Significant Change in Business

On May 2, 2022, we sold substantially all of the assets of the Hospitals and Large Physician Practices (“HLPP”) business. The HLPP business sale represented a strategic shift that had a major effect on our operations and financial results. As of June 30, 2022, we reported the HLPP business as discontinued operations. Prior to the sale, the HLPP business was part of the former HLPP reportable segment. Refer to Note 5, “Business Combinations and Divestitures”, and Note 17, “Discontinued Operations”, for additional information.

Restatement of Previously Issued Financial Statements

Refer to the section entitled “Explanatory Note” of this Annual Report on Form 10-K (this “Form 10-K”) for a discussion of the Company’s Board of Directors’ (the “Board”) determinations that the Company’s consolidated financial statements and related disclosures as of and for the years ended December 31, 2021 and 2020 and as of and for the first three quarters and interim periods of 2022 and the first three quarters and interim periods of 2021 (collectively, the “Affected Periods”) should no longer be relied upon.

Note 22, “Restatement of Previously Issued Financial Statements” corrects errors in the previously issued consolidated financial statements and restates the Company’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020. Prior year financial statements have also been revised to reflect the impacts of discontinued operations and certain other immaterial adjustments, which are unrelated to the error corrections noted above. Refer to Note 5, “Business Combinations and Divestitures” for further information regarding discontinued operations. The affected balances in the accompanying footnotes to these consolidated financial statements have also been restated accordingly.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Our estimates and assumptions consider the economic conditions, including macroeconomic and inflationary trends, and the economic impact of the novel coronavirus (“COVID-19”) pandemic, on our critical and significant accounting estimates. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The fair values of these investments approximate their carrying values.

Restricted Cash

Restricted cash generally represents bank deposits to secure lease obligations.

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

Derivative Financial Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivatives qualifying as cash flow hedges, the changes in fair value are reclassified from accumulated other comprehensive loss (“AOCI”) into earnings in the same income statement line as the hedged transaction. See Note 16, “Derivative Financial Instruments” for information regarding gains and losses from derivative instruments during the years ended December 31, 2022, 2021 and 2020.

Trade Accounts Receivable, net

Accounts receivable are recorded at the invoiced amounts, less any estimate made for the allowance for current expected credit losses, and do not bear interest.

We adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) on January 1, 2020 using the cumulative-effect adjustment transition method. The guidance required the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable, which resulted in the recording of a debit to retained earnings of $22.9 million as of January 1, 2020. Refer to Note 2, “Revenue from Contracts with Customers” for additional information regarding the adoption of ASU 2016-13.

We maintain an allowance for doubtful accounts and a credit memo reserve for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. We evaluate and monitor the collectability of accounts receivable based on a combination of factors, including historical loss experience, current conditions, projected credit losses, assessments of trends in our aged receivables and credit memo activity. Continued adjustments will be made, as it becomes evident, should there be any material change to the Company’s experience. The estimate derived for this reserve is performed on the gross accounts receivable balance. As of December 31, 2022, and December 31, 2021, our credit memo reserve balances were $18.3 million and $24.5 million, respectively.

Contingent Liabilities

A liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event. No less than quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if we determine that the potential loss is probable of occurring and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. As available information changes, however, the estimates of probability of potential loss and the amount of loss that can be reasonably estimated will be adjusted accordingly.

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

Business Combinations

In accordance with the accounting for business combinations, we allocate the purchase price of the acquired business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the assets acquired and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments are reflected in our consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. We perform required annual impairment tests of our goodwill as of October 1st of each fiscal year. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than the carrying value, an impairment loss equal to the excess will be recorded not to exceed the carrying amount of goodwill assigned to the reporting unit. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of an asset to its estimated fair value. If we determine that the carrying value of an asset exceeds its estimated fair value, an impairment loss equal to the excess will be recorded.

The determination of the fair value of a reporting unit is based on a combination of a market approach, which considers benchmark company market multiples, and an income approach, which utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing clients, new product introductions, client behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. These assumptions were based on information available at the balance sheet date and are subject to change in future periods. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for each reporting unit.

In accordance with GAAP, definite-lived intangible assets are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize their value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. A change in expected useful life of an intangible could have a material impact on the consolidated financial statements.

Long-Lived Assets and Long-Lived Assets to Be Disposed

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

Software Development Costs

We capitalize purchased software upon acquisition if it is accounted for as internal-use software or if it meets the future alternative use criteria. For software to be sold, we capitalize incurred labor costs for software development from the time technological feasibility of the software is established, or when the preliminary project phase is completed in the case of internal-use software, until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value over that estimated life. If the actual useful life is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Upon the availability for general release, we commence amortization of the capitalized software costs on a product by product basis. Amortization of capitalized software is recorded using the greater of (i) the ratio of current revenue to total and anticipated future revenue for the applicable product or (ii) the straight-line method over the remaining estimated economic life, which is estimated to be three to five years.

At each balance sheet date, the unamortized capitalized costs of a software product are compared to the net realizable value of that product. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility set forth at the time of sale. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off. If we determine that the value of the capitalized software could not be recovered, a write-down of the value of the capitalized software to its recoverable value is recorded as a charge to earnings.

The unamortized balances of capitalized software were as follows:

	December 31,
	2022	2021
(In thousands)		(As Restated)
Software development costs	$135,254	$134,923
Less: accumulated amortization	(60,179)	(53,782)
Software development costs, net	$75,075	$81,141

Capitalized software development costs, divestitures, write-offs included in asset impairment changes and amortization of capitalized software development costs included in cost of revenue are illustrated in the following table:

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Capitalized software development costs	$30,204	$39,492	$41,221
Write-offs and divestiture-related activities of capitalized software development costs	$(219)	$(3,098)	$—
Amortization of capitalized software development costs	$36,051	$36,283	$32,796

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

Employee Benefit Plans

We provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans and we contributed the following amounts to these plans:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Company contributions to employee benefit plans	$6,861	$7,338	$7,254

Foreign Currency

The determination of the functional currency of our foreign subsidiaries is made based on the appropriate economic and management indicators. Our foreign subsidiaries use the U.S. dollar (“USD”) as their functional currency. Gains and losses resulting from foreign currency transactions are included in determining net income or loss and have not been material in any years presented in the accompanying consolidated statements of operations. We periodically enter into non-deliverable forward foreign currency exchange contracts in order to hedge a portion of our forecasted future Indian Rupee-denominated (“INR”) expenses against foreign currency fluctuations between the United States dollar and the INR. For cash flow hedges of forecasted foreign currency transactions, the changes in fair value of the hedging instrument are reclassified from AOCI into earnings in the same income statement line as the hedged transaction. See Note 16, “Derivative Financial Instruments,” for information regarding these foreign currency exchange contracts.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, marketable securities and trade receivables. We primarily maintain our cash balances with several major commercial banks domestically and several commercial banks internationally.

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

Our revenue is derived from clients located in the United States. Our long-lived assets are also located in the United States. No single client accounted for more than 10% of our revenue in the years ended December 31, 2022, 2021 and 2020. No single client accounted for more than 10% of our accounts receivable in the years ended December 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in ASU 2020-06 simplified the accounting for convertible instruments by removing major separation models required under GAAP. ASU 2020-06 removed certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also requires the application of the if-converted method for calculating diluted earnings per share, whereas the treasury stock method is no longer permitted for convertible instruments. The standard was effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition, which resulted in an increase in long-term debt of $26.4 million, a decrease in additional paid-in capital of $38.9 million and an increase to retained earnings of $12.5 million, as of January 1, 2022. Refer to Note 10, “Debt” for additional information.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”), as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 2021-08. The new standard should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The standard is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We have evaluated this guidance and determined it will have no material impact on our consolidated financial statements.

In October 2023, the FASB issued Accounting Standards Update No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”), which incorporates certain U.S. Securities and Exchange Commission (“SEC”) disclosure requirements into the FASB’s ASC. In SEC Release No. 33-10532, “Disclosure Update and Simplification”, the SEC referred to certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles to the FASB for potential incorporation into the ASC. The new standard will become effective when the SEC eliminates these disclosures from Regulation S-X or Regulation S-K. We have evaluated this guidance and determined it will have no material impact on our consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosures about significant segment expenses on both an annual and interim basis for public business entities. The new guidance is effective for years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. Early adoption is permitted. The new standard should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant expense categories identified and disclosed in the period of adoption. We will adopt ASU 2023-07 on a retrospective basis for the year ended December 31, 2024. Adoption of this standard will impact the presentation of the Company’s segment disclosures, but it will not affect the Company’s financial position or results of operations. We are currently evaluating the effects of the adoption of ASU 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not been issued or made available for issuance. The amendments in this standard should be applied on a prospective basis. Retrospective application is permitted. We plan to adopt this guidance on a prospective basis in our annual financial statements for the year ending December 31, 2025. Adoption of this standard will impact the presentation of the Company’s income tax disclosures but will not affect the Company’s financial position or results of operations. We are currently evaluating the effects of the adoption of ASU 2023-09 on our consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is applicable to public business entities and requires tabular disclosures of relevant expense captions disaggregated into prescribed expense categories within relevant income statement captions. Adoption is required for public business entities on a prospective basis for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. We plan to adopt this standard in our annual consolidated financial statements for the year ending December 31, 2027. Adoption of this standard will impact the presentation of the Company’s disclosures, but will not affect the Company’s financial position or results of operations. We are currently evaluating the effects of the adoption of ASU 2024-03 on our consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update No. 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance applies a preexisting contract approach and clarifies how entities should assess the form and amount of consideration in the inducement offer. The amendments apply to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The effective date of ASU 2024-04 applies to convertible debt instruments settled by means of an inducement offer for annual and interim periods after December 15, 2025. Early adoption is permitted. Prospective application is permitted, and retrospective application is permitted for entities that adopted the amendments in 2020-06. We plan to adopt ASU 2024-04 effective January 1, 2026, using the prospective method of adoption. After the effective date, we will apply this guidance to any inducement offers to settle our convertible debt.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material impact on our consolidated financial statements.

Marketing Costs

The Company incurs marketing costs for advertising, conferences and trade shows. Marketing costs are expensed as incurred. For the years ended December 31, 2022 and 2021, marketing costs were $8.6 million and $10.4 million, respectively.

Legal Contingencies

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows, including the modification or loss of one or more facility management contracts, or could result in a material impairment of the Company’s assets. The Company's accruals for legal contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company generally does not accrue for anticipated legal fees and costs but expenses those items as incurred.

2. Revenue from Contracts with Customers

Our two primary revenue streams are (i) Provider revenue and (ii) Payer and Life Science revenue. Provider revenue consists of revenue derived from software applications for patient engagement and the sale of EHR software to single-specialty and physician practices of all sizes, including related clinical, financial, administrative and operational solutions and services. Payer and Life Science revenue primarily consists of sales of our integrated data systems solutions and related services to key healthcare stakeholders, including health plans and pharmaceutical companies, to help them improve the quality, efficiency and value of healthcare delivery.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivables and contract assets. Accounts receivable, net includes both billed and unbilled amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Deferred revenue includes billings in excess of revenue recognized. Our contract assets and deferred revenue are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term based on the timing of when we expect to complete the related performance obligations and bill the customer. Deferred revenue is classified as current or long-term based on the timing of when we expect to recognize revenue.

Amounts classified as deferred revenue within current liabilities represent management’s estimate of revenue recognized in each reporting period that was included within the deferred revenue balance at the beginning of the period.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under the ASC 606. A performance obligation is considered distinct when both (i) a customer can benefit from the product or service either on its own or together with other resources that are readily available to the customer and (ii) the promised product or service is separately identifiable from other promises in the contract. Activities related to the fulfillment of a contract that do not transfer products or services to a customer, such as contract preparation or legal review of contract terms, are not deemed to be performance obligations.

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

Our support and maintenance obligations include multiple performance obligations, with the two largest being unspecified product upgrades or enhancements, and technical support, which can be offered at various points during a contract period. We believe that the performance obligations within our overall support and maintenance obligations are capable of being distinct but are not distinct in the context of the contract and therefore can be viewed as a single performance obligation since both the unspecified product upgrades and technical support are activities to fulfill the maintenance performance obligation and are rendered concurrently.

The Company enters into contracts with customers with terms that often times exceed one-year terms and have renewal provisions. The transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied at December 31, 2022 consists of any deferred revenue balances, plus any additional amounts to be billed or recognized under the terms of the existing contracts. The Company expects to recognize the revenue associated with those remaining performance obligations throughout the remaining contract term.

Transaction price and allocation

Our contracts with customers often include multiple distinct performance obligations such as software licenses, software support and maintenance, hardware, client services, private cloud hosting and Software-as-a-Service. We adjust the transaction price on a contract-by-contract basis primarily for customer discounts and incentives deemed to be variable consideration. We then allocate the contract transaction price to the distinct performance obligations in the contract. Such allocation is based on the stand-alone selling price (“SSP”) of each distinct performance obligation. The transaction price allocated to each distinct performance obligation is adjusted for discounts offered to customers that are outside of the Company’s established sufficiently narrow ranges for distinct performance obligations’ SSPs on a relative SSP basis.

We use observable stand-alone pricing to determine the SSP for each distinct performance obligation. Such observable SSPs are based upon our listed sales prices and consider discounts offered to customers. In instances where SSP is not directly observable because we do not sell the product or service separately, we determine the SSP through the residual approach or cost-plus margin models using information that includes market conditions and other observable inputs. Such instances primarily relate to sales of new products and service offerings.

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

Accounting Policy Elections and Practical Expedients

We have elected to exclude from the measurement of the transaction price any contractual indexing (e.g., consumer price index), shipping costs and all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.

We contract with customers to deliver and ship tangible products within the normal course of business, in which the control of the products transfers to the customer when the product reaches the shipper based on free on board (“FOB”) shipping clauses in these situations. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities as fulfillment costs rather than as an additional promised service, and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

Our standard contract terms allow for the reimbursement by a customer for certain travel expenses necessary to provide on-site services to the customer, such as implementation and training. Such reimbursed travel expenses are reported on a gross basis. Since such reimbursed travel expenses do not represent a distinct good or service nor incremental value provided to a customer, a performance obligation is deemed not to exist. In certain situations, however, when the allowable reimbursable expenses amount is capped, we believe that such cap represents the most likely amount of variable consideration, and the capped amount is included in the total contract transaction price.

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

Performance Obligation	Revenue Recognition Pattern	Measure of progress
Support and maintenance ("SMA")	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Software as a service ("SaaS")	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Private cloud hosting	Over time	Output method (time elapsed) – revenue is recognized ratably over the contract term
Payerpath (transaction volume)	Over time	Output method ("right-to-invoice" practical expedient) – value transferred to the customer is reflected on invoicing
Software licenses	Point in time	Upon electronic delivery
Hardware	Point in time	Upon shipment
Client Services	Over time	Input method (labor hours expended) – revenue is recognized proportionally based on incurred hours as a percentage of completion

SMA, SaaS and private cloud hosting performance obligations are deemed to be performance obligations satisfied evenly over time as these are fulfilled as stand-ready obligations to perform. Client services, such as those relating to implementation, consulting, training or education, are generally not fulfilled evenly over the contract period, but rather over a shorter timeline where work effort can increase, or decline based upon stages of the project work effort. These client services are typically quoted to a customer as a fixed fee amount that covers the implementation effort. Delivery progress for these services is measured by establishing an approved cost budget with labor hour inputs utilized to gauge percentage of completion of the work effort. Therefore, revenue for our client services is recognized proportionally with the progress of the implementation work effort.

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

We considered the specific implementation guidance for accounting for licenses of intellectual property (“IP”) to determine if point in time or over time recognition was more appropriate. The first step in the licensing framework is to determine whether the license is distinct or combined with other goods and services, as well as to determine whether the license is functional. Our software licensing products are distinct from the implementation services. Significant contracts are reviewed to determine if the software requires significant customizations or interfaces. In all instances, we determined that we are offering functional IP as compared to a symbolic IP. Functional IP is a right to use IP because the IP has standalone functionality and a customer can use the IP as it exists at a point in time.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on the type of revenue stream, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The tables below summarize revenue by type of revenue stream as well as by our reportable segment.

	Year Ended December 31, 2022
(In thousands)	Legacy Veradigm	Unallocated Amounts	Total
Provider	$440,607	$25,320	$465,927
Payer and Life Science	122,090	—	122,090
Total revenue	$562,697	$25,320	$588,017

	Year Ended December 31, 2021
	Legacy Veradigm	Unallocated Amounts	Total
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Provider	$449,677	$28,741	$478,418
Payer and Life Science	99,009	—	99,009
Total revenue	$548,686	$28,741	$577,427

	Year Ended December 31, 2020
	Legacy Veradigm	Unallocated Amounts	Total
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Provider	$432,103	$30,932	$463,035
Payer and Life Science	93,080	—	93,080
Total revenue	$525,183	$30,932	$556,115

Cost to Obtain or Fulfill a Contract

We capitalize all incremental costs of obtaining a contract with a customer to the extent that such costs are directly related to a contract and expected to be recoverable. Our sales commissions and related sales incentives are considered incremental costs requiring capitalization. Capitalized contract costs are amortized over periods ranging from one to six years which represent the initial contract term or a longer period, if renewals are expected and the renewal commission, if any, is not commensurate with the initial commission. We classify such capitalized costs as current or non-current based on the expected timing of expense recognition. The current and non-current portions are included in Prepaid expenses and other current assets, and Other assets, respectively, in our consolidated balance sheets.

At December 31, 2022 and 2021, we had capitalized costs to obtain or fulfill a contract of $15.3 million and $9.3 million, respectively, in Prepaid and other current assets and $7.4 million and $13.8 million, respectively, in Other assets. During the years ended December 31, 2022 and 2021, we recognized $13.4 million and $14.4 million, respectively, of amortization expense related to such capitalized costs, which is included in selling, general and administrative expense within our consolidated statements of operations.

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

We segmented the contract asset population into pools based on their risk assessment. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment.

We utilized a loss-rate method to measure expected credit loss for each pool. The loss rate is calculated using a 24-month lookback period of credit memos and adjustments divided by the contract asset balance for the period. We considered economic conditions, including macroeconomic and inflationary trends and how the COVID-19 pandemic was impacting the global economy, internal forecasts, cash collection and credit memos written during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data.

The Company had estimated credit losses for its contract assets of approximately $1.7 million as of both December 31, 2022 and 2021.
3. Accounts Receivable

Trade Accounts Receivable – Estimate of Credit Losses

Changes in the estimate of credit losses for trade accounts receivable are presented in the table below.

	Year Ended December 31,
(In thousands)	2022	2021
Allowance beginning of year	$21,621	$31,508
Current period provision	9,101	3,089
Write-offs	(8,222)	(13,636)
Recoveries	243	660
Allowance end of year	$22,743	$21,621

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

Our operating leases mainly include real estate leases. Our leases have remaining lease terms up to five years, some of which include options to extend the leases for up to five years, which may include options to terminate the leases within one year. Operating costs associated with leased assets are as follows:

(In thousands)	Year Ended December 31,
	2022	2021
Operating lease cost (1)	$4,876	$7,298
Less: Sublease income	(294)	(215)
Total operating lease costs	$4,582	$7,083
(1)
Operating lease costs are recognized on a straight-line basis and are included in Selling, general and administrative expenses within the consolidated statement of operations.

Short-term lease costs were $0.1 million for the years ended December 31, 2022 and 2021.

Supplemental information for operating leases is as follows:

(In thousands)	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,935	$7,542
Right-of-use assets obtained in exchange for operating lease obligations	$3,205	$31

The balance sheet location and balances for operating leases are as follows:

(In thousands, except lease term and discount rate)	December 31, 2022	December 31, 2021
Right-of-use assets - operating leases	$11,979	$18,324
Current operating lease liabilities	$6,608	$6,133
Long-term operating lease liabilities	$12,440	$16,754
Weighted average remaining lease term (in years)	3.8	4.4
Weighted average discount rate	3.7%	3.3%

The future maturities of our leasing arrangements including lease and non-lease components are shown in the below table. The maturities are calculated using foreign currency exchange rates in effect as of December 31, 2022.

December 31, 2022
(In thousands)	Operating Leases
2023	$7,188
2024	3,857
2025	3,616
2026	3,528
2027	2,243
Total lease liabilities	20,432
Less: Amount representing interest	(1,384)
Less: Short-term lease liabilities	(6,608)
Total Long-term lease liabilities	$12,440

5. Business Combinations and Divestitures

2022 Business Combinations

Acquisition of Opargo, LLC

On December 16, 2022, we acquired a 41% additional ownership interest in Opargo, LLC (“Opargo”), increasing our ownership interest to 100%. Opargo is a healthcare scheduling solution that uses artificial intelligence to help practices deliver better patient care, more efficiently, by identifying and scheduling patients who need care the most. The fair value of the newly acquired interest was the cash consideration paid. The previously held equity interest was remeasured to fair value at the acquisition date, resulting in a gain of $4.4 million recognized in other income/(expense), net in the statement of operations. The base purchase price was $19.4 million, subject to customary net working capital and other adjustments. The consideration paid for Opargo is shown below:

(In thousands)
Cash	$7,982
Note Receivable	7,021
Note Conversion	4,413
Total consideration for Opargo	$19,416

The allocation of the purchase price was finalized during the second quarter of 2023. The final allocation of the fair value of the consideration transferred as of the acquisition date of December 16, 2022 is shown in the table below. The goodwill is expected to be deductible for tax purposes.

(In thousands)
Accounts receivable, net	$10
Intangible assets	2,400
Goodwill	17,006
Net assets acquired	$19,416

The following table summarizes the estimated fair values of the identifiable intangible assets and their estimated useful lives. The weighted average amortization period for the acquired Opargo intangible assets is 12.2 years.

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	22	$440
Technology	10	1,960
		$2,400

Acquisition of Babel Health, Inc.

On March 25, 2022, we acquired Babel Health, Inc. (“Babel Health”), which engages in the business of designing, developing, selling and operating encounter data submission and reconciliation solutions. The base purchase price was $24.0 million, subject to adjustment for cash and net working capital balances, resulting in $24.5 million in cash paid ($24.0 million in net cash after accounting for the existing cash balance). The management platform will provide managed healthcare plans with a tailored solution for the risk adjustment claims submission process.

The allocation of the fair value of the consideration transferred as of the acquisition date of March 25, 2022 is shown in the table below. The fair value of the previously held equity interest was estimated by applying a market approach which represent a Level 1 measurement. The inputs were market participant offers to purchase an ownership interest in Opargo. The allocation of the purchase price was finalized during the fourth quarter of 2022. The goodwill is not expected to be deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$472
Accounts receivable, net	395
Prepaid expenses and other current assets	422
Fixed assets	48
Intangible assets	7,280
Goodwill	17,278
Accounts payable and accrued expenses	(752)
Deferred revenue	(675)
Net assets acquired	$24,468

The following table summarizes the fair values of the identifiable intangible assets and their estimated useful lives. The weighted average amortization period for the acquired Babel Health assets is 15.9 years.

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	21	$4,640
Technology	7	2,600
Tradenames	1	40
		$7,280

The results of operations, financial position and cash flows of Opargo and Babel Health have been included in the Company’s consolidated financial statements since the dates of acquisition.

We incurred $0.5 million of combined acquisition costs for Babel Health and Opargo during the year ended December 31, 2022, which are included in selling, general and administrative expenses in our consolidated statement of operations. The results of operations of Babel Health and Opargo were not material to our consolidated results of operations for the year ended December 31, 2022.

2022 Divestitures

On May 2, 2022, we completed the sale of our HLPP business to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc.), a Delaware corporation (“Altera”), a wholly-owned subsidiary of Constellation Software Inc., an Ontario corporation, pursuant to a purchase agreement (the “Altera Purchase Agreement”), by which Altera purchased substantially all of the assets of the HLPP business. The total consideration for the HLPP business was $670.0 million in cash paid at closing, as no contingent consideration was payable under the terms of the Altera Purchase Agreement. Certain assets relating to the HLPP business were excluded from the transaction and retained by the Company, as described in the Altera Purchase Agreement. In addition, Altera assumed certain liabilities related to the HLPP business under the terms of the Altera Purchase Agreement. We realized a pre-tax loss upon the sale of $10.3 million, which is included in the Gain (loss) on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2022. The divestiture was treated as a discontinued operation as of June 30, 2022. Refer to Note 17, “Discontinued Operations” for additional information regarding the historical assets, liabilities and results of operations of the HLPP business.

2021 Divestitures

On August 23, 2021, we completed the sale of substantially all of the assets of our 2bPrecise business to a third party for a non-controlling interest in the combined entity. We realized a pre-tax gain upon the sale of $8.4 million, which was included in the Gain on sale of businesses, net line in our consolidated statements of operations for the year ended December 31, 2021. The 2bPrecise business was previously reported within our Data, Analytics and Care Coordination segment. After our reportable segments changed in the third quarter of 2021, the historical 2bPrecise business was presented in our “Unallocated Amounts” category.

2020 Divestitures

On December 31, 2020, we completed the sale of substantially all of the assets of our CarePort business (“CarePort”) to a subsidiary of WellSky Corp., a Delaware corporation (“WellSky”), pursuant to a purchase agreement (the “CarePort Purchase Agreement”). The total consideration for CarePort was $1.35 billion, which was subject to certain adjustments for liabilities assumed by WellSky and net working capital pursuant to the CarePort Purchase Agreement. We realized a pre-tax gain upon the sale of $933.9 million, which was included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. For the year ended December 31, 2021, we recorded a $0.6 million gain that primarily related to net working capital adjustments in the Gain on sale of discontinued operations line in our consolidated statements of operations. The divestiture was treated as a discontinued operation as of December 31, 2020. Refer to Note 17, “Discontinued Operations” for additional information. On December 31, 2020, we repaid $161.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

On October 15, 2020, we completed the sale of substantially all of the assets of our EPSi business (“EPSi”) to Strata Decision Technology LLC, an Illinois limited liability company (“Strata”), and Roper Technologies, Inc., a Delaware corporation, pursuant to a purchase agreement (the “EPSi Purchase Agreement”). The total consideration for EPSi was $365.0 million, which was subject to certain adjustments for liabilities assumed by Strata and net working capital pursuant to the EPSi Purchase Agreement. We realized a pre-tax gain upon the sale of $222.6 million, which was included in the Gain on sale of discontinued operations line in our consolidated statements of operations for the year ended December 31, 2020. The divestiture was treated as a discontinued operation as of December 31, 2020. Refer to Note 17, “Discontinued Operations” for additional information. On October 29, 2020, we repaid $19.0 million of the Term Loan (as defined below) as a result of the sale, which was a mandatory prepayment in accordance with the Second Amended Credit Agreement (as defined below).

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2022 or 2021.

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

Non-Recurring Fair Value Measurements

We have certain assets, including goodwill, other intangible assets and market-based share awards, which are also measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates:

	Balance Sheet	December 31, 2022				December 31, 2021
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Foreign exchange derivative assets	Prepaid expenses and other current assets	$—	$—	$—	$—	$—	$352	$—	$352
Total assets		$—	$—	$—	$—	$—	$352	$—	$352
Contingent consideration - current	Accrued expenses	$—	$—	$—	$—	$—	$—	$19	$19
Total liabilities		$—	$—	$—	$—	$—	$—	$19	$19

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2022 are summarized as follows:

(In thousands)	Contingent Consideration
Balance at December 31, 2020	$1,011
Payments	(858)
Write-downs	(134)
Balance at December 31, 2021	$19
Payments	(19)
Balance at December 31, 2022	$—

Long-term Investments

The following table summarizes our other equity investments which are included in Other assets in the accompanying consolidated balance sheets:

			Carrying Value at
	Number of Investees		December 31, 2022	December 31, 2021
(In thousands, except for number of investees)	at December 31, 2022	Cost		(As Restated)
Equity method investments (1)	3	$7,099	$9,930	$11,090
Cost with adjustments	9	50,545	42,227	45,606
Total long-term equity investments	12	$57,644	$52,157	$56,696
(1)
Veradigm’s share of the earnings of our equity method investees is reported based on a one quarter lag.

During the fourth quarter of 2021, we sold one of our third-party cost method investments. The sale resulted in a $60.9 million gain, which is included in the Other income (expense), net line in our consolidated statements of operations for the year ended December 31, 2021. During the third quarter of 2021, we divested one of our businesses to a third party in exchange for a non-controlling interest in the combined entity, which we now report as a cost method investment. The divestiture resulted in an $8.4 million gain, which is included in the Gain on sale of businesses, net line in our consolidated statements of operations for the year ended December 31, 2021. During the second quarter of 2021, one of our third-party cost method investments converted its notes, and we received 475 thousand shares of preferred stock in such third party as a result of the conversion. We also revalued our existing investment based on the note conversion share price. The note conversion and the revaluation of the existing investment resulted in a $9.7 million gain, which is included in the Other income (expense), net line in our consolidated statements of operations for the year ended December 31, 2021.

During 2020, we recorded a $16.8 million gain from the sale of a third-party equity-method investment. The gain is recognized in the Equity in net income (loss) of unconsolidated investments line in the consolidated statements of operations.

It is not practicable to estimate the fair value of our equity investments primarily because of their illiquidity and restricted marketability as of December 31, 2022. The factors we considered in trying to determine fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, the issuer’s subsequent or planned raises of capital and observable price changes in orderly transactions.

Impairment of Long-Term Investments

Management performs a quarterly assessment of each of our investments on an individual basis to determine if there are any declines in fair value. In the second quarter of 2022, we recognized a $6.9 million non-cash impairment charge related to one of our cost-method investments, due to a decline in financial performance. In the fourth quarter of 2021, we recognized a $4.9 million non-cash impairment charge related to one of our cost-method investments, due to the potential disposition of the company lower than its most recent valuation. In the third quarter of 2020, we recognized a $1.0 million non-cash impairment charge related to one of our cost-method investments, which equaled the cost basis of our initial investment. In the second quarter of 2020, we reached a settlement agreement with one of our third-party equity-method investments, which resulted in the recognition of a $0.6 million non-cash impairment charge. The non-cash impairment charges are recognized in the Impairment of long-term investments line in the consolidated statements of operations for the year ended December 31, 2020.

7. Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2022	2021
Computer equipment	3 to 5 years	$29,103	$93,484
Facility furniture, fixtures and equipment	5 to 7 years	8,233	8,412
Leasehold improvements	Shorter of 7 years or life of lease	14,438	14,438
Software	3 to 8 years	112,322	112,273
Fixed assets, gross		164,096	228,607
Less: Accumulated depreciation and amortization		(154,636)	(210,872)
Fixed assets, net		$9,460	$17,735

	Year Ended December 31,
(In thousands)	2022	2021	2020
Fixed assets depreciation and amortization expense, including finance leases	$9,896	$12,676	$16,644

8. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Intangibles subject to amortization:
Proprietary technology	$251,520	$(232,680)	$18,840	$249,483	$(227,408)	$22,075
Customer contracts and relationships	393,895	(325,607)	68,288	391,195	(318,394)	72,801
Registered trademarks	58,290	(56,085)	2,205	6,250	(3,436)	2,814
Total	$703,705	$(614,372)	$89,333	$646,928	$(549,238)	$97,690

Intangibles not subject to amortization:
Registered trademarks			$—			$52,000
Goodwill			532,640			498,356
Total			$532,640			$550,356

Goodwill

On May 2, 2022, we completed the sale of our HLPP business. As a result, we reallocated our goodwill to ensure the appropriate amount of goodwill remained with the Company. Since there had been no significant changes in our business between our last impairment test at October 1, 2021 and the completion of the sale, we determined to use the underlying data from our most recent impairment test to reallocate goodwill. The fair value of each reporting unit substantially exceeded its carrying value, and no indicators of impairment were identified.

We performed our annual goodwill impairment tests as of October 1, 2022, 2021 and 2020. The fair value of each reporting unit substantially exceeded its carrying value, and no indicators of impairment were identified for the years ended December 31, 2022, 2021 and 2020.

During the third quarter of 2021 and first and second quarters of 2020, we changed our reportable segments due to organization changes. As a result of these changes, we performed interim impairment tests as of September 30, 2021, January 1, 2020 and April 1, 2020, respectively. The fair values of each reporting unit substantially exceeded its carrying value, before and after the change, and no indicators of impairment were identified.

The change to our reportable segments during the third quarter of 2021 was as a result of organizational change. We changed our reportable segments from Core Clinical and Financial Solutions and Data, Analytics and Care Coordination to HLPP and Veradigm. As a result of this change, our reportable segments became HLPP, Legacy Veradigm and Unallocated.

On May 2, 2022, it was more likely than not that the Allscripts trade name was no longer an indefinite lived intangible asset and was determined to have a definite life extending through December 31, 2022 as a result of the expected future name change of the Company to Veradigm in light of the HLPP divestiture. The trade name was reclassified to a definite lived intangible asset in the second quarter of 2022 and amortized on a straight-line basis through the remainder of the fiscal year. Amortization expense recognized for the Allscripts trade name was $52.0 million. For the discussion of impairment of intangible assets refer to Note 9 “Asset Impairment Charges.”

As of December 31, 2022 and 2021, there were no accumulated impairment losses associated with goodwill. Changes in the carrying amounts of goodwill for the years ended December 31, 2022 and 2021 were as follows:

(In thousands)	Legacy Veradigm	Unallocated	Total
Balance as of December 31, 2020	$498,607	$—	$498,607
Goodwill adjustment	(251)	—	(251)
Balance as of December 31, 2021	$498,356	$—	$498,356
Additions	34,284	—	34,284
Balance as of December 31, 2022	$532,640	$—	$532,640

Additions to goodwill in 2022 resulted from the purchases of Babel Health and Opargo. Refer to Note 5, “Business Combinations and Divestitures” for additional information regarding these transactions.

Intangible assets are being amortized over their estimated useful lives, and amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Proprietary technology amortization included in cost of revenue	$6,785	$7,059	$9,897
Intangible amortization included in operating expenses	60,884	9,282	11,852
Total intangible amortization expense	$67,669	$16,341	$21,749

Future amortization expense for the intangible assets as of December 31, 2022 is as follows:

Year Ended December 31,	(In thousands)
2023	$14,276
2024	12,852
2025	11,535
2026	10,238
2027	9,223
Thereafter	31,209
Total	$89,333

9. Asset Impairment Charges

During the year ended December 31, 2022, we recognized non-cash impairment charges of $4.9 million due to the abandonment of certain leased spaces, and $2.4 million related to the write-off of the remaining customer relationships and acquired technology intangible asset balances related to acquisitions made on June 10, 2019 and February 6, 2018. Impairment of long-term investments during the year ended December 31, 2022 consisted of $7.6 million, which included $6.9 million related to a cost-method investment. Impairment of leased spaces was measured using broker quotes of current market rents for comparable properties. Refer to Note 6, “Fair Value Measurements and Other Investments” for further information regarding the long-term investment impairment.

Impairment of long-term investments during the year ended December 31, 2021 consisted of $5.2 million, which included $4.9 million related to a cost-method investment. During the year ended December 31, 2020, we recorded several non-cash asset impairment charges. We recorded a non-cash asset impairment charge of $23.1 million related to the write-off of the remaining Health Grid acquired customer relationship intangible asset balance. This was partially offset by the write-off of $13.9 million related to the Health Grid contingent consideration accrual. Impairment of long-term investments during the year ended December 31, 2020 consisted of $1.6 million, comprised of $1.0 million related to one of our cost-method investments and $0.6 million related to one of our third-party equity-method investments.

The following table summarizes the non-cash asset impairment charges recorded during the periods indicated and where they appear in the corresponding consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
(In thousands)		As Restated
Asset impairment charges	$7,549	$532	$10,174
Impairment of long-term investments	$7,575	$5,155	$1,575

The non-cash asset impairment charges for 2020 and 2021 were recorded in the Legacy Veradigm segment. The 2022 non-cash impairment charges and the impairment of long-term investments in the table above were recorded in the “Unallocated Amounts” category.

10. Debt

Debt outstanding, excluding lease obligations, consisted of the following:

	December 31, 2022			December 31, 2021
(In thousands)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Principal Balance	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
Convertible Notes (1)	$207,911	$4,018	$203,893	$167,853	$(9,057)	$176,910
Senior Secured Credit Facility	—	3,498	(3,498)	175,000	1,848	173,152
Total debt	$207,911	$7,516	$200,395	$342,853	$(7,209)	$350,062
(1)
As of December 31, 2022, the principal balance of the 0.875% Convertible Senior Notes due 2027 (the “Convertible Notes”) is recognized in debt. As of December 31, 2021, the principal balance was $207,911; $167,853 is recognized in debt and $40,058 is recognized in additional paid-in capital. The discount and debt issuance costs will continue to be amortized through January 1, 2027, the maturity date.

Interest expense consisted of the following:

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Interest expense	$4,050	$5,450	$18,354
Amortization of discounts and debt issuance costs	2,304	7,475	15,991
Total interest expense	$6,354	$12,925	$34,345

Total interest expense above includes interest expense related to the Convertible Notes and the 1.25% Cash Convertible Senior Notes due 2020 (the “1.25% Notes”). The 1.25% Notes fully matured in 2020. Refer to Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information regarding the 1.25% Notes. Interest expense related to the Convertible Notes and the 1.25% Notes consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Coupon interest	$1,819	$1,819	$4,016
Amortization of discounts and debt issuance costs	912	5,891	13,484
Total interest expense related to the Convertible Notes	$2,731	$7,710	$17,500

Convertible Notes

On December 9, 2019, we issued $200.0 million aggregate principal amount of Convertible Notes in a private offering. The Convertible Notes are Veradigm’s senior, unsecured obligations that bear interest at a rate of 0.875% per year, payable semiannually in arrears on January 1 and July 1 of each year, commencing on July 1, 2020. The Convertible Notes will mature on January 1, 2027, unless earlier repurchased by us or converted in accordance with their terms prior to such date.

As of December 31, 2022, the Convertible Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended December 31, 2019 (and only during such calendar quarter), if the last reported sale price of Veradigm common stock, par value $0.01 per share (“Common Stock”), for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Trading Price Trigger”); (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Common Stock and the conversion rate on each such trading day; or (3) upon the occurrence of certain corporate events as specified in the indenture governing the Convertible Notes (the “Convertible Notes Indenture”). On or after July 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing conditions. Upon conversion, under the Convertible Notes Indenture, Veradigm is required to pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at Veradigm’s election, in amounts determined in the manner set forth in the Convertible Notes Indenture. During the quarter ended December 31, 2022, the Trading Price Trigger occurred; as a result, holders of the Convertible Notes were entitled to convert the Convertible Notes into common stock at their option at any time during the quarter ended March 31, 2023.

The initial conversion rate for the Convertible Notes was 75.0962 shares of Common Stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $13.32 per share of Common Stock. The initial conversion price of the Convertible Notes represents a premium of approximately 32.5% to $10.05 per share last reported sale price of Common Stock on December 4, 2019. Under the Convertible Notes Indenture, the conversion rate was subject to adjustment upon the occurrence of certain specified events, but would not be adjusted for any accrued and unpaid interest. In addition, under the Convertible Notes Indenture, upon the occurrence of a “make-whole fundamental change” (as defined in Section 1.01 of the Convertible Notes Indenture), Veradigm is required to, in certain circumstances, increase the conversion rate by a number of additional shares of Common Stock for a holder that elects to convert its Convertible Notes in connection with such “make-whole fundamental change”. We may not redeem the Convertible Notes prior to the maturity date, and no sinking fund is provided for the Convertible Notes.

Under the Convertible Notes Indenture, upon the occurrence of a “fundamental change” (as defined in Section 1.01 of the Convertible Notes Indenture), holders of the Convertible Notes had the right to require us to repurchase all or any portion of their Convertible Notes in principal amounts of $1,000 or an integral multiple thereof at a fundamental change repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. See Note 24, “Subsequent Events” for a discussion of subsequent amendments to the Convertible Notes Indenture and a description of a “fundamental change” that occurred in 2024.

The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default, including cross acceleration to certain other indebtedness of Veradigm and its subsidiaries, either the trustee under the Convertible Notes Indenture or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the unpaid principal of the Convertible Notes and accrued and unpaid interest, if any, thereon immediately due and payable.

In December 2019, in connection with the Convertible Notes offering, we entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, New York Branch, Wells Fargo Bank, National Association, Bank of America, N.A. and Deutsche Bank AG, London Branch (the “option counterparties”). The capped call transactions were expected generally to reduce the potential dilution to Common Stock upon any conversion of Convertible Notes or offset any cash payments Veradigm would be required to make in excess of the principal amount of the converted Convertible Notes upon conversion of the Convertible Notes, as the case may be, in the event that the market price of Common Stock is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the Convertible Notes of approximately $13.32 per share of Common Stock and was subject to certain adjustments under the terms of the capped call transactions), with such reduction or offset subject to a cap based on the cap price of the capped call transactions. The cap price of the capped call transactions was initially $17.5875 per share of Common Stock, representing a premium of 75% above the last reported sale price of $10.05 per share of Common Stock on December 4, 2019, and was subject to certain adjustments under the terms of the capped call transactions. The capped call transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of Common Stock that underlie the Convertible Notes. The capped call transactions were not part of the terms of the Convertible Notes and do not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the capped call transactions. See Note 24, “Subsequent Events” for a discussion of the termination of the capped call transactions.

The aggregate net proceeds of the Convertible Notes were $195.0 million after deducting $5.0 million for the initial purchasers’ discount but before deducting other estimated expenses. On December 9, 2019, we used $15.8 million of the net proceeds to pay the cost of the capped call transactions and the remainder of $179.2 million to repay outstanding borrowings under our Senior Secured Credit Facility (as defined below).

On December 18, 2019, the initial purchasers notified us of the partial exercise of their option to purchase additional Convertible Notes. On December 20, 2019 we issued an additional $18.0 million in aggregate principal amount of the Convertible Notes (the “Option Notes”) pursuant to a partial exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Option Notes had the same terms as the Convertible Notes previously described and were issued pursuant to the same Convertible Notes Indenture. The net proceeds from the sale of the Option Notes totaled $17.5 million after deducting $0.5 million in debt issuance costs. In connection with the initial purchasers’ exercise of their option to purchase the Option Notes, we entered into additional privately negotiated capped call transactions (the “additional capped call transactions”) with each of the option counterparties. On December 20, 2019, we used $1.4 million of the net proceeds to pay the cost of additional capped call transactions and the remainder to repay additional outstanding borrowings under our Senior Secured Credit Facility (as defined below).

The issuance in December 2019 of the combined $218.0 million aggregate purchase amount of the Convertible Notes and the Option Notes (collectively referred to below as the Convertible Notes), we incurred $0.7 million in debt issuance costs, which were paid in January 2020. We have separately recorded liability and equity components of the Convertible Notes including any discounts and issuance costs by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This allocation was completed by first estimating an interest rate at the time of issuance for similar notes that do not include an embedded conversion option. The semi-annual interest rate of 1.95% was used to compute the initial fair value of the liability component, which totaled $177.9 million at the time of issuance. The excess of the initial proceeds received from the Convertible Notes and the $177.9 million liability component was allocated to the equity component, which totaled $40.1 million at the time of issuance before deducting any paid capped call fees. The equity component of $40.1 million, the $17.2 million in paid capped call fees and an allocation of $1.1 million in combined discounts and issuance costs were recorded in Additional paid-in capital within the consolidated balance sheets in December 2019. These were recorded as a discount and are to be accreted into interest expense through January 1, 2027 using the interest method.

In June 2020, we paid $7.7 million to repurchase $10.1 million of the aggregate principal amount of the Convertible Notes, which resulted in a $0.5 million gain. In connection with the repurchase, the capped call transactions were partially terminated, and we received $0.3 million, which resulted in a recognition of $0.8 million in equity to offset the capped call fees and a $0.5 million loss.

On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective transition method. The guidance simplifies the accounting for convertible instruments by removing major separation models required under GAAP. The guidance also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions. As a result of the adoption of ASU 2020-06, the liability and equity components of the Convertible Notes are to be presented as a single liability as of January 1, 2022. Therefore, as of January 1, 2022, we decreased Additional paid-in capital by $38.9 million, which represented the $40.1 million equity component, offset by the $1.1 million in combined discounts and issuance costs. We increased Retained earnings by $12.5 million to reverse the accretion of interest expense related to the equity component that was recorded from December 2019 through December 2021. We also increased Long-term debt by $26.4 million, which represents the difference between the reduction to Additional paid-in capital and the increase in Retained earnings. The capped call fees remain in Additional paid-in capital within our consolidated balance sheets.

The Convertible Notes became convertible at the option of the holders during the first quarter of 2022. However, as of December 31, 2022, none of the Convertible Notes have been converted. The Trading Price Trigger occurred again at December 31, 2022. As a result, holders of the Convertible Notes were entitled to convert the Convertible Notes into Common Stock at their option at any time during the quarter ended March 31, 2023. None of the Convertible Notes have been converted. The remaining principal amount of the Convertible Notes at December 31, 2022 totaled $207.9 million. The carrying value of the combined equity component, net of capped call fees, issuance costs and accretion, at December 31, 2022 totaled $16.4 million.

Veradigm Senior Secured Credit Facility

On February 15, 2018, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent. The Second Amended Credit Agreement provided for a $400 million senior secured term loan (the “Term Loan”) and a $900 million senior secured revolving facility (the “Revolving Facility”), each with a five-year term. Collectively, the Term Loan and the Revolving Facility are referred to herein as the “Senior Secured Credit Facility.” The Term Loan was repayable in quarterly installments, which commenced on June 30, 2018. We repaid the Term Loan in full on December 31, 2020. As of February 15, 2018, a total of up to $50 million of the Revolving Facility is available for the issuance of letters of credit, up to $10 million of the Revolving Facility is available for swingline loans, and up to $100 million of the Former Revolving Facility could be borrowed under certain foreign currencies.

On August 7, 2019, we entered into a First Amendment to the Second Amended Credit Agreement in order to remain compliant with the covenants of our Second Amended Credit Agreement. The First Amendment provides the financial flexibility to settle the U.S. Department of Justice’s investigations as discussed in Note 21, “Commitments and Contingencies” while maintaining our compliance with the covenants of our Second Amended Credit Agreement. None of the original terms of our Second Amended Credit Agreement relating to scheduled future principal payments, applicable interest rates and margins or borrowing capacity under our Revolving Facility were amended. In connection with this amendment, we incurred fees and other costs totaling $0.8 million, of which a majority was capitalized.

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

Under the Second Amended Credit Agreement, as amended, the proceeds of the Revolving Facility could be used to finance Veradigm’s working capital needs and for general corporate purposes, including, without limitation, for financing permitted acquisitions, and for share repurchases. Under the Second Amended Credit Agreement, as amended, Veradigm is also permitted to add one or more incremental revolving and/or term loan facilities in an aggregate amount of up to $600 million, subject to certain conditions.

The Second Amended Credit Agreement, as amended, required us to maintain a minimum interest coverage ratio of 3.5 to 1.0 and a maximum total net leverage ratio of 4.25 to 1.0. The minimum interest coverage ratio under the Second Amended Credit Agreement, as amended, was calculated by dividing earnings before interest expense, income tax expense, depreciation and amortization expense by cash interest expense, subject to various agreed upon adjustments. The total net leverage ratio under the Second Amended Credit Agreement, as amended, was calculated by dividing total indebtedness reduced by a portion of domestic unrestricted cash, by earnings before interest expense, income tax expense, depreciation and amortization expense, subject to various agreed upon adjustments. The Second Amended Credit Agreement, as amended, also provided that during the four-quarter period following permitted acquisitions that are financed in whole or in part with indebtedness and the consideration paid by us is $100 million or more, we are required to maintain a maximum total leverage ratio of 4.5 to 1.0. In addition, the Second Amended Credit Agreement, as amended, required mandatory prepayments of the debt outstanding under the Senior Secured Credit Facility in certain specific circumstances, and contained a number of covenants that, among other things, restricted our ability to incur additional indebtedness, engage in mergers, or declare dividends or other payments in respect of our capital stock.

The Second Amended Credit Agreement, as amended, also contained certain customary events of default, including relating to non-payment, breach of covenants, cross-default, bankruptcy and change of control.

In connection with the sale of substantially all of the assets of our EPSi business on October 15, 2020, which is further discussed in Note 5, “Business Combinations and Divestitures”, the terms of our Second Amended Credit Agreement, as amended, required us to make a mandatory prepayment of our Term Loan in the amount of $19.0 million on October 29, 2020.

In connection with the sale of substantially all of the assets of our CarePort business on December 31, 2020, which is further discussed in Note 5, “Business Combinations and Divestitures”, the terms of our Second Amended Credit Agreement, as amended, required us to make a mandatory prepayment of our Term Loan in the amount of $161.0 million on December 31, 2020.

On April 29, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and other lenders party thereto, amending and restating the Second Amended Credit Agreement, as amended. The Third Amended Credit Agreement provided for a $700.0 million senior secured revolving facility (the “2022 Revolving Facility”). Under the Third Amended Credit Agreement, a total of up to $50.0 million of the 2022 Revolving Facility was available for the issuance of letters of credit, up to $25.0 million of the 2022 Revolving Facility was available for swingline loans, and up to $100.0 million of the 2022 Revolving Facility could be borrowed under certain foreign currencies. Proceeds from the borrowings under the Third Amended Credit Agreement were used for the refinancing of loans under the Second Amended Credit Agreement.

Subject to certain agreed upon exceptions, as of December 31, 2022, all obligations under the Senior Secured Credit Facility, as amended, remain guaranteed by each of our existing and future direct and indirect material domestic subsidiaries other than Coniston Exchange LLC and certain domestic subsidiaries owned by our foreign subsidiaries (the “Guarantors”) pursuant to a related Guarantee and Collateral Agreement among Veradigm Inc., Veradigm LLC, certain of our other subsidiaries, and JPMorgan Chase Bank, N.A., as administrative agent. As of December 31, 2022, our obligations under the Senior Secured Credit Facility, any swap agreements and any cash management arrangements provided by any lender, remain secured, subject to permitted liens and other agreed upon exceptions, by a perfected first priority security interest in all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of each Guarantor and, in the case of foreign subsidiaries, up to 65% of the capital stock of first tier material foreign subsidiaries) of Veradigm Inc. and certain of our subsidiary Guarantors.

As of December 31, 2022, $0.8 million in letters of credit were outstanding under the Third Amended Credit Agreement. No amounts under the 2022 Revolving Facility were outstanding under the Third Amended Credit Agreement as of December 31, 2022. We were in compliance with all covenants under the Third Amended Credit Agreement as of December 31, 2022. Refer to Note 24, “Subsequent Events” for discussion on the termination of the Company’s Third Amended Credit Agreement.

As of December 31, 2022, we had $699.2 million available borrowing capacity, net of outstanding letters of credit, under the 2022 Revolving Facility. As a December 31, 2022, there was no assurance that we would be able to draw on the full available balance of the 2022 Revolving Facility if the financial institutions that extended such credit commitments became unwilling or unable to fund such borrowings or if we were unable to maintain compliance with applicable covenants.

See Note 24, “Subsequent Events” for a discussion of the termination of the Third Amended Credit Agreement.

Future Debt Payments

The following table summarizes future debt payments as of December 31, 2022:

(In thousands)	Total	2023	2024	2025	2026	2027
Convertible Notes (1)	$207,911	$—	$—	$—	$—	$207,911
Total debt	$207,911	$—	$—	$—	$—	$207,911
(1)
Amount represents the face value of the Convertible Notes.

11. Income Taxes

The following is a geographic breakdown of income (loss) from continuing operations before income tax provision (benefit):

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
United States	$(64,783)	$157,705	$(11,249)
Foreign	932	—	(1,312)
Income (loss) from continuing operations before income taxes	$(63,851)	$157,705	$(12,561)

The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Current tax provision
Federal	$20,884	$23,131	$7,932
State	332	257	4,163
Foreign	(4)	7	(42)
	21,212	23,395	12,053
Deferred tax provision
Federal	(54,545)	3,543	7,419
State	(10,474)	2,989	(4,344)
Foreign	—	—	—
	(65,019)	6,532	3,075
Income tax provision (benefit)	$(43,807)	$29,927	$15,128

Taxes computed at the statutory federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
United States federal tax at statutory rate	$(13,409)	$33,118	$(2,638)
Items affecting federal income tax rate
Non-deductible acquisition and reorganization expenses	9	—	—
Non-deductible portion of Department of Justice Settlement	—	(1,050)	—
Research credits	(3,867)	(2,583)	(2,897)
Change in unrecognized tax benefits	(12,317)	1,523	2,088
State income taxes, net of federal benefit	544	7,730	234
Compensation	(850)	(1,103)	5,313
Meals and entertainment	—	—	33
Fines and penalties	3,150	—	—
Impact of foreign operations	265	7	233
Provision-to-Return adjustments	2,458	(4,675)	(1,390)
Deemed dividends	60	65	28
Non-deductible items	(231)	40	30
Contingent consideration write-off	—	—	(3,347)
True-up tax impact of CECL adoption(1)	—	—	(3,479)
Expiration of stock warrants	—	—	2,629
Shortfall on exercise of stock warrants	—	—	532
Valuation allowance	(19,620)	(3,350)	17,757
Other	1	205	2
Income tax provision (benefit)	$(43,807)	$29,927	$15,128

(1) ASU 2016-13, Current expected credit loss (“CECL”)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
(In thousands)		(As Restated)
Deferred tax assets
Accruals and reserves, net	$9,474	$6,527
Allowance for credit losses	8,570	12,090
Stock-based compensation, net	6,573	9,869
Deferred revenue	13,622	42,637
Operating lease liabilities	4,905	14,552
Net operating loss carryforwards	14,816	14,206
Research and development tax credit	413	432
Property and equipment, net	877	—
Other	1,253	—
Less: Valuation Allowance	(4,292)	(22,728)
Total deferred tax assets	56,211	77,585

Deferred tax liabilities
Prepaid expense	(1,040)	(4,272)
Property and equipment, net	—	(1,888)
Acquired intangibles, net	(13,119)	(76,958)
Operating right-to-use assets	(4,863)	(11,209)
Other	—	(1,946)
Total deferred tax liabilities	(19,022)	(96,273)
Net deferred tax	$37,189	$(18,688)

The deferred tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31,
	2022	2021
(In thousands)		(As Restated)
Non-current deferred tax assets, net	$37,189	$—
Non-current deferred tax liabilities, net	—	(18,688)
Non-current deferred tax, net	$37,189	$(18,688)

We had federal net operating loss (“NOL”) carryforwards of $70.6 million and $151.0 million as of December 31, 2022, and 2021, respectively. The federal NOL carryforward includes U.S. NOL carryovers of $20.2 million that do not expire. We also had state NOL carryforwards of $2.8 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. The NOL carryforwards expire in various amounts starting in 2031 for federal purposes. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. The state NOL carryforwards are expected to be utilized before their expiration dates, which vary over the next 20 years.

For federal purposes, 2019 to 2022 tax years remain subject to income tax examination by federal authorities. For our state tax jurisdictions, 2017 to 2022 tax years remain open to income tax examination by state tax authorities.

GAAP principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Changes in the amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Beginning balance as of January 1	$30,294	$28,885	$20,604
Increases for tax positions related to the current year	5,178	1,000	8,053
Decreases for tax positions related to prior years	(67)	(276)	—
Increases for tax positions related to prior years	225	685	427
Decreases relating to settlements with taxing authorities	(529)	—	—
Foreign currency translation	—	—	2
Reductions due to lapsed statute of limitations	(15,864)	—	(201)
Ending balance as of December 31	$19,237	$30,294	$28,885

We had gross unrecognized tax benefits of $19.2 million and $30.3 million as of December 31, 2022 and 2021, respectively. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $21.3 million and $33.5 million, for 2022 and 2021, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of $2.1 million and $3.2 million, respectively. We believe that it is reasonably possible that $5.0 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2023, as a result of a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in our consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Interest and penalties included in the provision for income taxes	$(1,120)	$1,172	$1,620

The amount of interest and penalties included in our consolidated balance sheets is as follows:

	December 31,
	2022	2021
(In thousands)		(As Restated)
Interest and penalties included in the liability for uncertain tax positions	$2,099	$3,220

During the year ended December 31, 2022, we released a valuation allowance of $1.7 million related to the unvested stock compensation of covered officers due to the potential deduction limitations under Section 162(m) provisions. We also released $17.6 million against U.S. deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). The Company continually evaluates the realization of its U.S. deferred tax assets.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and a few countries outside of the United States. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

As a general rule, we intend to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. However, as part of the sale of our HLPP business, we sold the stock of the majority of our foreign subsidiaries. Therefore, a determination of the amount of unrecognized income tax liability related to undistributed foreign subsidiary earnings, if repatriated, is not necessary for the year ended December 31, 2022.

12. Stock Award Plan

Total recognized stock-based compensation expense is included in our consolidated statements of operations as shown in the table below. Stock-based compensation expense includes both non-cash expense related to grants of stock-based awards as well as cash expense related to the employee discount applied to purchases of Common Stock under our employee stock purchase plan (“ESPP”).

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of revenue:
Provider	$1,127	$988	$932
Payer and Life Science	127	226	151
Total cost of revenue	1,254	1,214	1,083
Selling, general and administrative expenses	25,372	9,077	8,732
Research and development	3,010	3,688	3,670
Total stock-based compensation expense	$29,636	$13,979	$13,485

The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 was approximately $4.0 million, $4.9 million and $4.8 million, respectively. No stock-based compensation costs were capitalized during the years ended December 31, 2022, 2021 and 2020. The calculation of stock-based compensation expenses includes an estimate for forfeitures at the time of grant. This estimate can be revised in subsequent periods if actual forfeitures differ from those estimates, which are based on historical trends. Total unrecognized stock-based compensation expense related to non-vested awards and options was $38.5 million as of December 31, 2022, and this expense was expected to be recognized over a weighted-average period of 2.5 years.

Veradigm Long-Term Incentive Plan

Veradigm adopted the Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan (the “Plan”), which became effective May 23, 2019. The Plan provides for the granting of stock options, service-based share awards, performance-based share awards and market-based share awards, among other equity awards. The maximum number of shares available for awards under the Plan is 5.5 million, plus the number of available shares of common stock under the Allscripts Healthcare Solutions, Inc. Amended and Restated 2011 Stock Incentive plan as of the effective date of the Plan. As of December 31, 2022, there were 5.9 million shares of Common Stock reserved for issuance under future share-based awards to be granted to any of Veradigm’s employees, officers, directors or independent consultants at terms and prices to be determined by our Board, and subject to the terms of the Plan.

We issue service-based, performance-based and market-based awards in the form of restricted stock units or stock options. A description of each category of awards is presented below.

Service-based Share Awards

Service-based share awards include stock options and restricted stock units, and typically vest over a four-year period commencing on the date of grant subject to continued service with the Company. Upon termination of an employee’s employment, any unvested service-based share awards are forfeited unless otherwise provided in an employee’s employment agreement. Restricted stock units are awarded to directors and vest within one year. We recognize the expense for service-based share awards over the requisite service period on a straight-line basis, net of estimated forfeitures.

There was $29.7 million of total estimated unrecognized stock-based compensation expense related to the service-based share awards as of December 31, 2022, which was expected to be recognized over a weighted-average period of 2.6 years.

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

There was $3.6 million of total estimated unrecognized stock-based compensation expense as of December 31, 2022, assuming various target attainments related to the performance-based share awards, which was expected to be recognized over a weighted-average period of 1.6 years.

Market-based Share Awards

Market-based share awards include restricted stock units. The purpose of such awards is to align management’s compensation with the performance of our Common Stock relative to the market. Awards granted under this category are dependent on our total shareholder returns relative to a specified peer group of companies over three-year performance periods with vesting based on three annual performance segments from the grant dates. Fair values of the awards were estimated at the date of the grants using the Monte Carlo pricing model. The compensation committee of our Board (the “Compensation Committee”) determines the number of awards that will vest considering overall performance over the three-year performance period following the completion of a performance period. Stock-based compensation expense related to these awards is recognized over the three-year vesting periods under the accelerated attribution method.

There was $5.2 million of total estimated unrecognized stock-based compensation expense as of December 31, 2022, which was expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units during the periods presented:

		Weighted-Average
(In thousands, except per share amounts)	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2019	8,914	$11.53
Awarded	5,607	6.88
Vested	(2,756)	11.69
Forfeited	(2,097)	10.79
Unvested restricted stock units as of December 31, 2020	9,668	8.95
Awarded	3,010	15.50
Vested	(3,051)	9.52
Forfeited	(1,407)	11.63
Unvested restricted stock units as of December 31, 2021	8,220	10.68
Awarded	2,639	16.25
Vested	(4,468)	10.65
Forfeited	(2,043)	11.26
Unvested restricted stock units as of December 31, 2022	4,348	$13.81

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled upon vesting to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of Common Stock. The majority of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2022, 2021 and 2020 were 1.6 million, 903 thousand and 808 thousand, respectively, and were based on the value of the restricted stock units on their respective vesting dates as determined by the respective closing price of Common Stock as of such dates. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

The following activity occurred under the Plan:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Total fair value of share awards vested	$47,597	$29,045	$32,218

Stock Options

The following table summarizes the status of stock options outstanding and the changes during the periods presented:

	Options	Weighted-Average	Options	Weighted-Average
(In thousands, except per share amounts)	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance as of December 31, 2019	1,234	$13.67	1,234	$13.67
Options granted	—	—
Options exercised	—	—
Options forfeited	(1,234)	13.67
Balance as of December 31, 2020	—	—	—	—
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Balance as of December 31, 2021	—	—	—	—
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Balance as of December 31, 2022	—	$—	—	$—

Our stock options had a contractual term of seven years.

The aggregate intrinsic value of stock options outstanding or exercisable as of December 31, 2022 was zero, as all outstanding stock options were forfeited as of December 31, 2020. The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of that date.

Veradigm Employee Stock Purchase Plan

Our ESPP allows eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of Common Stock on the last business day of each offering period. Offering periods under the ESPP are three months in duration and begin on each March 1, June 1, September 1 and December 1. As of December 31, 2022, under the ESPP, shares are purchased on the last day of each offering period at a discount of 15% to the fair market value of our Common Stock as reported on Nasdaq based on the lower of the closing price either on the first or last business day of each offering period. Each employee is limited to purchasing shares under the ESPP having a collective fair market value no greater than $25,000 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of Common Stock or from reacquired shares of Common Stock, including shares purchased by us in the open market and held as treasury shares.

We treat the ESPP as a compensatory plan in accordance with GAAP. For the years ended December 31, 2022 and 2021, we purchased 0.5 million and 0.9 million shares, respectively, under the ESPP.

13. Stockholders’ Equity

Stock Repurchases

On November 18, 2020, we announced that our Board approved a stock purchase program (the “2020 Program”) under which we could repurchase up to $300 million of our Common Stock through December 31, 2021. The 2020 Program replaced a previous program, and we fully utilized all remaining authorization under the 2020 Program by May 2021. During 2021, we repurchased 5.6 million shares of our Common Stock under the 2020 Program, which was inclusive of the shares we received at final settlement of the accelerated share repurchase program we entered into on November 30, 2020, described below. During the fourth quarter of 2020, we repurchased 14.1 million shares of our Common Stock under the 2020 Program, which was inclusive of the initial shares repurchased through the accelerated share repurchase program we entered into on November 30, 2020, described below.

On May 26, 2021, we announced that our Board approved a stock purchase program (the “2021 Program”) under which we could repurchase up to $350 million of our Common Stock, with no termination date. The 2021 Program replaced the 2020 Program, and we fully utilized all remaining authorization under the 2021 Program by December 31, 2021. During 2021, we repurchased 20.4 million shares of our common stock under the 2021 Program. This is inclusive of the shares we received at initial and final settlement of the accelerated share repurchase program we entered into on June 14, 2021, described below.

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

On June 14, 2021, we entered into Supplemental Confirmations (each, a “June 2021 Supplemental Confirmation”) to the Master Confirmations dated November 30, 2020 (each, as supplemented by the corresponding June 2021 Supplemental Confirmation, a “June 2021 ASR Agreement”), with each of the ASR Counterparties, to purchase shares of our Common Stock for a total payment of $200.0 million (the “June 2021 Prepayment Amount”). Under the terms of the June 2021 ASR Agreements, on June 14, 2021, we paid the June 2021 Prepayment Amount to the ASR Counterparties and received on June 16, 2021 an initial delivery of approximately 9.1 million shares of our Common Stock, which is approximately 80% of the total number of shares that could be repurchased under the June 2021 ASR Agreements if the final purchase price per share equaled the closing price of our Common Stock on June 14, 2021. These repurchased shares became treasury shares and were recorded as a $161.2 million reduction to stockholders’ equity. The remaining $38.8 million of the June 2021 Prepayment Amount was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our Common Stock. The total number of shares received under the June 2021 ASR Agreements, after final settlement, was based on the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2021 ASR Agreements occurred in August 2021, resulting in the receipt of 2.5 million additional shares, which yielded a weighted-average share repurchase price of approximately $17.28.

On January 24, 2022, we announced that our Board approved a stock purchase program (the “2022 Program”) under which we could repurchase up to $250.0 million of our Common Stock, with no termination date. The 2022 Program replaced the 2021 Program. During 2022, we repurchased 12.9 million shares of our Common Stock under the 2022 Program for a total of $234.2 million.

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

Issuance of Common Stock and Warrants

On December 31, 2020, we completed the issuance of unregistered warrants to a commercial partner, as part of a new and expanded commercial relationship, pursuant to which the warrant holder has the right to purchase 1,500,000 million shares of our Common Stock at an exercise price of $9.82 per share (the closing price of the Common Stock on the date definitive agreements with respect to the new and expanded commercial relationship were executed), subject to customary anti-dilution adjustments. The warrant vests in four equal annual installments of 375,000 shares, beginning on December 31, 2020, with each additional installment vesting annually thereafter. The warrant expires on December 31, 2026 and becomes void if certain specified changes to the parties’ commercial relationship occur. The warrant was issued and sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act and rules promulgated thereunder and corresponding provisions of state securities laws. The commercial partner is an “accredited investor” as defined in Rule 501(a) under the Securities Act. The warrant is not actively traded and was valued based on an option pricing model that used observable and unobservable market data for inputs. The warrant was valued at $12.4 million and is being amortized into earnings over the three-year vesting period. The amortization of the warrant value is included in stock-based compensation expense in the accompanying consolidated statements of cash flows. As of December 31, 2022, the vested installments of the warrant had not been exercised. However, on March 20, 2023, the commercial partner exercised its vested warrants to purchase 1,125,000 shares of Common Stock on a cashless basis. Based on a price per share of $13.88, which was calculated in accordance with the agreement, it resulted in a delivery of 328,898 shares of Common Stock.

On June 30, 2016, we issued to a commercial partner, as part of an overall commercial relationship, unregistered warrants to purchase (i) 900,000 shares of our Common Stock, at a price per share of $12.47, (ii) 1,000,000 shares of our Common Stock at a price per share of $14.34 and (iii) 1,100,000 shares of our Common Stock at a price per share of $15.59, in each case subject to customary anti-dilution adjustments. The warrants vested in four equal annual installments of 750,000 shares beginning in June 2017 and expire in June 2026. Our issuance of the warrants was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act. These warrants are not actively traded and were valued based on an option pricing model that used observable and unobservable market data for inputs. The warrants were valued at $11 million and were amortized into earnings over the four-year vesting period. The amortization expense is included as a reduction to revenue in the accompanying consolidated statements of operations. On December 30, 2020, the commercial partner exercised its warrants to purchase 900,000 shares on a cashless basis. Based on a price per share of $14.18, which was calculated in accordance with the agreement, it resulted in a delivery of 108,533 shares. As of December 31, 2022, no additional warrants have been exercised.

Issuance of Convertible Notes

In December 2019, we issued the Convertible Notes that, at the option of the holders, may be converted into cash, Common Stock or a combination of cash and Common Stock. The issuance of the Convertible Notes generated a $40.1 million equity component for the embedded conversion option, which was recorded as Additional paid-in capital within the consolidated balance sheets as a discount and are to be accreted into interest expense through January 1, 2027 using the interest method.

On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective transition method, and as a result, the liability and equity components of the Convertible Notes are to be presented as a single liability as of January 1, 2022. Therefore, as of January 1, 2022, we decreased Additional paid-in capital by $38.9 million, which represented the $40.1 million equity component, offset by the $1.1 million in combined discounts and issuance costs. We increased Retained earnings by $12.5 million to reverse the accretion of interest expense related to the equity component that was recorded from December 2019 through December 2021. We also increased Long-term debt by $26.4 million, which represents the difference between the reduction to Additional paid-in capital and the increase in Retained earnings. The capped call fees remain in Additional paid-in capital within our consolidated balance sheets. The carrying value of the combined equity component for the embedded conversion option, net of capped call fees, issuance costs and accretion, at December 31, 2022 totaled $16.4 million. Refer to Note 10, “Debt” for further information regarding the Convertible Notes and embedded conversion option, including the Trading Price Trigger.

14. Earnings (Loss) Per Share

Basic earnings (loss) per share of Common Stock (“Common Share”) is computed by dividing net income (loss) by the weighted-average shares of Common Stock outstanding. For purposes of calculating diluted earnings (loss) per share, the numerator includes net income (loss) and any interest expense related to the Convertible Notes, net of tax, and the denominator includes both the weighted-average shares of Common Stock outstanding and dilutive Common Stock equivalents. Dilutive Common Stock equivalents consist of restricted stock unit awards and warrants calculated under the treasury stock method, as well as convertible notes calculated under the if-converted method.

The calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
	2022	2021	2020
(In thousands, except per share amounts)		(As Restated)	(As Restated)
Basic earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$(20,044)	$127,778	$(27,689)
Income (loss) from discontinued operations, net of tax	(66,418)	11,787	723,741
Net income (loss)	$(86,462)	$139,565	$696,052

Weighted-average common shares outstanding	112,079	130,140	159,281

Basic earnings (loss) from continuing operations per Common Share	$(0.18)	$0.98	$(0.17)
Basic earnings (loss) from discontinued operations per Common Share	(0.59)	0.09	4.54
Net earnings (loss) per Common Share	$(0.77)	$1.07	$4.37

Diluted earnings (loss) per Common Share:
Income (loss) from continuing operations, net of tax	$(20,044)	$127,778	$(27,689)
Effect of assumed conversions:
Plus: Interest expense, net of tax, associated with Convertible Notes	—	—	—
Income (loss) from continuing operations, net of tax after the effect of assumed conversions	$(20,044)	$127,778	$(27,689)

Income (loss) from discontinued operations, net of tax	$(66,418)	$11,787	$723,741

Weighted-average common shares outstanding	112,079	130,140	159,281
Plus: Dilutive effect of restricted stock unit awards, convertible notes and warrants	—	8,518	—
Weighted-average common shares outstanding assuming dilution	112,079	138,658	159,281

Diluted earnings (loss) from continuing operations per Common Share	$(0.18)	$0.92	$(0.17)
Diluted earnings (loss) from discontinued operations per Common Share	(0.59)	0.09	4.54
Net earnings (loss) per Common Share	$(0.77)	$1.01	$4.37

As a result of the loss from continuing operations, net of tax for the years ended December 31, 2022 and 2020, we used basic weighted-average shares of Common Stock outstanding in the calculation of diluted earnings (loss) per share, since the inclusion of any stock equivalents would be anti-dilutive.

The following restricted stock unit awards, convertible notes and warrants are not included in the computation of diluted earnings (loss) per share as the effect of including such restricted stock unit awards, convertible notes and warrants in the computation would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Shares subject to anti-dilutive restricted stock unit awards, convertible notes and warrants excluded from calculation	15,815	—	42,845

15. Accumulated Other Comprehensive Loss

Changes in the balances of each component included in AOCI are presented in the tables below. All amounts are net of tax.

(In thousands)	Foreign Currency Translation Adjustments (As Restated)	Unrealized Net Gains (Losses) on Foreign Exchange Contracts	Total (As Restated)
Balance as of December 31, 2019 (1)	$(4,392)	$—	$(4,392)
Other comprehensive income (loss) before reclassifications	1,441	1,587	3,028
Net (gains) losses reclassified from accumulated other comprehensive loss	—	(468)	(468)
Net other comprehensive income (loss)	1,441	1,119	2,560
Balance as of December 31, 2020 (2)	$(2,951)	$1,119	$(1,832)
Other comprehensive (loss) income before reclassifications	(72)	351	279
Net (gains) losses reclassified from accumulated other comprehensive loss	—	(1,209)	(1,209)
Net other comprehensive (loss) income	(72)	(858)	(930)
Balance as of December 31, 2021 (3)	$(3,023)	$261	$(2,762)
Other comprehensive (loss) income before reclassifications	(854)	(172)	(1,026)
Adjustment attributable to the sale of the HLPP business	3,803	—	3,803
Net (gains) losses reclassified from accumulated other comprehensive loss	—	(89)	(89)
Net other comprehensive (loss) income	2,949	(261)	2,688
Balance as of December 31, 2022	$(74)	$—	$(74)
(1)
Tax effects for the year ended December 31, 2019 includes $149 arising from the revaluations of tax effects included in accumulated other comprehensive income.
(2)
Net of taxes of $390 for unrealized net gains on foreign exchange contract derivatives.
(3)
Net of taxes of $91 for unrealized net gains on foreign exchange contract derivatives.

Income Tax Effects Related to Components of Other Comprehensive Loss

The following tables reflect the tax effects allocated to each component of other comprehensive loss (“OCI”):

	Year Ended December 31, 2022
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(854)	$—	$(854)
Adjustment attributable to the sale of the HLPP business	3,803	—	3,803
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	(232)	60	(172)
Net (gains) losses reclassified into income	(120)	31	(89)
Net change in unrealized (losses) gains on foreign exchange contracts	(352)	91	(261)
Other comprehensive (loss) income	$2,597	$91	$2,688

	Year Ended December 31, 2021
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(72)	$—	$(72)
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	473	(122)	351
Net (gains) losses reclassified into income	(1,630)	421	(1,209)
Net change in unrealized (losses) gains on foreign exchange contracts	(1,157)	299	(858)
Other comprehensive (loss) income	$(1,229)	$299	$(930)

	Year Ended December 31, 2020
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$1,441	$—	$1,441
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	2,139	(552)	1,587
Net (gains) losses reclassified into income	(630)	162	(468)
Net change in unrealized gains (losses) on foreign exchange contracts	1,509	(390)	1,119
Other comprehensive income (loss)	$2,950	$(390)	$2,560

16. Derivative Financial Instruments

The following tables provide information about the fair values of our derivative financial instruments as of the respective balance sheet dates:

December 31, 2022
Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—
Total derivatives		$—

	December 31, 2021
	Asset Derivatives
(In thousands)	Balance Sheet Location	Fair Value
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$352
Total derivatives		$352

Foreign Exchange Contracts

We have entered into non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future INR expenses against foreign currency fluctuations between the USD and the INR. These forward contracts cover a percentage of forecasted monthly INR expenses over time. As of December 31, 2022, we had no forward contracts outstanding. In the future, we may enter into additional forward contracts to increase the amount of hedged monthly INR expenses or initiate hedges for monthly periods beyond December 2022.

The following tables show the impact of derivative instruments designated as cash flow hedges on the consolidated statements of operations and the consolidated statements of comprehensive income (loss):

	Amount of Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(In thousands)	2022	2021	2020		2022	2021	2020
Foreign exchange contracts	$(232)	$473	$2,139	Cost of Revenue	$43	$611	$249
				Selling, general and administrative expenses	28	351	122
				Research and development	49	668	259

17. Discontinued Operations

Hospitals and Large Physician Practices Discontinued Operation

On May 2, 2022, we sold substantially all of the assets of the HLPP business. The HLPP business sale represented a strategic shift that had a major effect on our operations and financial results. As of June 30, 2022, we reported the HLPP business as discontinued operations. Prior to the sale, the HLPP business was part of the former HLPP reportable segment.

The following table summarizes the major classes of assets and liabilities of the HLPP business as reported on the consolidated balance sheet as of December 31, 2021:

December 31, 2021
(In thousands)	(As Restated)
Carrying amounts of major classes of assets:
Cash and cash equivalents	$55,824
Restricted cash	861
Accounts receivable, net of allowance	160,881
Prepaid expenses and other current assets	57,969
Total current assets attributable to discontinued operations	275,535

Fixed assets, net	30,167
Software development costs, net	90,964
Intangible assets, net	86,240
Deferred taxes, net	6,607
Goodwill	501,822
Right-of-use assets - operating leases	50,584
Other assets	17,763
Total long-term assets attributable to discontinued operations	$784,147

Carrying amounts of major classes of liabilities:

Accounts payable	$11,555
Accrued expenses	30,306
Accrued compensation and benefits	61,634
Customer contract balances, net	141,593
Current operating lease liabilities	13,467
Total current liabilities attributable to discontinued operations	258,555

Long-term operating lease liabilities	48,068
Other liabilities	270
Total long-term liabilities attributable to discontinued operations	$48,338

The following table summarizes the major income and expense line items of the HLPP business as reported in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Major income and expense line items:
Revenue:
Provider	$279,846	$928,968	$936,131
Total revenue	279,846	928,968	936,131
Cost of revenue:
Provider	188,827	588,046	638,793
Total cost of revenue	188,827	588,046	638,793
Gross profit	91,019	340,922	297,338
Selling, general and administrative expenses	57,351	191,853	231,649
Research and development	32,011	109,041	127,982
Asset impairment charges	5,250	11,239	64,795
Amortization of intangible assets	3,538	13,827	13,752
Income (loss) from operations	(7,131)	14,962	(140,840)
Other income (expense), net	9	786	1,170
Gain (loss) on sale of discontinued operations	(10,327)	—	—
Equity in net income (loss) of unconsolidated investments	—	—	(191)
Income (loss) from discontinued operations before income taxes	(17,449)	15,748	(139,861)
Income tax benefit (provision)	(48,969)	(4,418)	32,736
Income (loss) from discontinued operations, net of tax	$(66,418)	$11,330	$(107,125)

On May 2, 2022, Veradigm completed the divestiture of its HLPP business segment to Altera. To ensure a seamless transition and uninterrupted service continuity, we entered into a transition services agreement (the “TSA”) with Altera, effective as of the sale date and expiring at various dates through May 2026. Under the terms of the TSA we will continue to provide certain support functions categorized in the following cost categories: people; identifiable pass-through provider; research and development; business applications; and shared leases. The TSA fees are based upon market rates and are reflected as selling, general and administrative expenses in the continuing operations section of the income statement. The TSA is not expected to materially impact the financial position or cash flows of the Company, with the exception of business applications and shared leases. As a result of the fair value analysis calculation of the business applications and shared leases, a net gain of $2.7 million was recorded as of the divestiture date of HLPP. TSA fees received, paid and outstanding payable to Altera consisted of the following:

(In thousands)	December 31, 2022
Receivable from Altera
TSA fees received from Altera	$8,720
Total	$8,720
Paid and Payable to Altera
TSA fees paid to Altera	$26,266
Payable to Altera	7,855
Total	$34,121

EPSi and CarePort Discontinued Operations

During 2020, we completed a strategic initiative to sell two of our businesses, EPSi and CarePort. Since both businesses were part of the same strategic initiative and were sold within the same period, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. These businesses are reported together as discontinued operations for all periods presented.

On October 15, 2020, we completed the sale of our EPSi business. Prior to the sale, EPSi was part of the former “Unallocated Amounts” category as it did not meet the requirements to be a reportable segment nor the criteria to be aggregated into our two reportable segments. On its own, the divestiture of the EPSi business did not represent a strategic shift that had a major effect on our operations and financial results. However, the combined sale of EPSi and CarePort represented a strategic shift that had a major effect on our operations and financial results. Therefore, EPSi was treated as a discontinued operation. Refer to Note 5, “Business Combinations and Divestitures” for additional information about this transaction.

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

The following table summarizes the major income and expense line items of EPSi and CarePort as reported in the consolidated statements of operations for the years ended December 31, 2021 and 2020. The activity during 2021 relates to certain adjustments made in connection with the sale of EPSi and CarePort, which primarily relate to net working capital adjustments that impacted the gain on the sale of the discontinued operations.

	Year Ended December 31,
(In thousands)	2021	2020
Major income and expense line items:
Revenue:
Provider	$—	$134,310
Total revenue	—	134,310
Cost of revenue:
Provider	(24)	36,062
Total cost of revenue	(24)	36,062
Gross profit	24	98,248
Selling, general and administrative expenses	79	15,540
Research and development	(32)	8,269
Amortization of intangible assets	—	29
Gain (loss) from discontinued operations	(23)	74,410
Interest expense	—	(5,241)
Other expense, net	2	(192)
Gain on sale of discontinued operations	647	1,156,815
Income from discontinued operations before income taxes	626	1,225,792
Income tax provision	(169)	(394,926)
Income from discontinued operations, net of tax	$457	$830,866

18. Business Segments

Our two primary revenue streams are (i) Provider revenue and (ii) Payer and Life Science revenue. We primarily derive our Provider revenue from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other client services, including installation, and managed services, such as private cloud hosting and revenue cycle management. Payer and Life Science revenue primarily consists of sales of our integrated data systems solutions and related services to key healthcare stakeholders, including health plans and pharmaceutical companies, to help them improve the quality, efficiency and value of healthcare delivery.

As of January 1, 2022, we had three operating segments: (i) HLPP, (ii) Legacy Veradigm and (iii) Unallocated Amounts (as defined below). The HLPP and Legacy Veradigm operating segments were equivalent to the two reportable segments described below.

The HLPP segment derived its revenue from the sale of integrated clinical and financial management solutions, which primarily included EHR-related software, related installation, support and maintenance, outsourcing and private cloud hosting. The Legacy Veradigm segment derived its revenue from payer and life science solutions, which are mainly targeted at payers, life science companies and other key healthcare stakeholders. Additionally, revenue was derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions and services. These solutions enabled clients to transition, analyze and coordinate care and improve the quality, efficiency and value of healthcare delivery across the entire care community. The “Unallocated Amounts” category consisted of the 2bPrecise business, certain products that were shifted from the previous Core Clinical and Financial Solutions reportable segment due to the organizational changes (“Certain Products”), transfer pricing revenue and certain corporate-related expenses. The amounts included in the “Unallocated Amounts” category for 2bPrecise and Certain Products did not meet the requirements to be reportable segments nor the criteria to be aggregated into the two reportable segments.

On March 2, 2022, we entered into a purchase agreement to sell substantially all of the assets of our HLPP business. As of March 31, 2022, the assets and liabilities related to the purchase agreement were classified as held for sale on our consolidated balance sheet. We also classified the related assets and liabilities in discontinued operations, as the HLPP business disposition represented a strategic shift that had a major effect on our operations and financial results. As a result of the transaction, we realigned our reporting structure. As of March 31, 2022, we had two operating segments: (i) Legacy Veradigm and (ii) Unallocated Amounts. The Legacy Veradigm operating segment was the equivalent to our one reportable segment. On May 2, 2022, we completed the sale of the HLPP business. As of September 30, 2022, our two operating segments and one reportable segment remain unchanged from the end of the first quarter of 2022. The prior period segment disclosures below have been revised to conform to the current period presentation.

Our chief operating decision maker uses segment revenue, gross profit and income (loss) from operations as measures of performance and to make decisions about the allocation of resources. We do not track our assets by segment.

	Year Ended December 31,
	2022	2021	2020
(In thousands)		(As Restated)	(As Restated)
Revenue:
Legacy Veradigm	562,697	548,686	525,183
Unallocated Amounts	25,320	28,741	30,932
Total revenue	$588,017	$577,427	$556,115

Gross profit:
Legacy Veradigm	292,009	265,453	246,055
Unallocated Amounts	16,411	16,993	18,179
Total gross profit	$308,420	$282,446	$264,234

Income (loss) from operations:
Legacy Veradigm	94,898	69,665	18,967
Unallocated Amounts	(122,001)	7,104	(11,027)
Total income (loss) from operations	$(27,103)	$76,769	$7,940

19. Supplemental Disclosures

The majority of the restricted cash balance as of December 31, 2022 and 2021 represents lease deposits.

	December 31
(In thousands)	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$446,593	$133,658
Restricted cash	1,307	1,308
Total cash, cash equivalents and restricted cash	$447,900	$134,966

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash paid during the period for:
Interest	$4,053	$4,993	$24,616
Income taxes paid, net of tax refunds	$46,818	$28,812	$6,780
Non-cash transactions:
Sale of 2bPrecise business in exchange for a non-controlling interest in the combined entity	$—	$11,768	$—
Issuance of treasury stock to commercial partner	$—	$534	$752

Accrued expenses consist of the following:

	December 31,
(In thousands)	2022	2021
Royalties, certain third-party product costs and licenses	$20,955	$15,705
Legal accrual	3,509	4,945
Customer credit balances	19,587	22,440
Sales tax audit accrual	4,008	4,023
Other	18,768	15,780
Total Accrued expenses	$66,827	$62,893

Other consists of various accrued expenses and no individual item accounted for more than 5% of the current liabilities balance at the respective balance sheet dates.

Prepaid and other current assets consists of the following:

	December 31,
(In thousands)	2022	2021
Prepaid assets	$55,823	$51,207
Other current assets	208	546
Total Prepaid and other current assets	$56,031	$51,753

Other assets consist of the following:

	December 31,
(In thousands)	2022	2021
Long-term prepaid commissions	$10,104	$13,829
Investments in non-marketable securities	58,135	56,698
Other assets	1,159	9,190
Total Other assets	$69,398	$79,717

Other income (expense), net items for the year ended December 31, 2022, 2021 and 2020 comprised of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Gain (loss) on non-operational services	$(16,250)	$4,664	$—
Gain (loss) on settlements	(16,694)	4,860	(4,936)
Gain on revaluation and liquidation of investments	4,413	72,249	486
Interest income	4,901	210	550
Dividends and distributions received on investments	1,796	3,207	—
Gain (loss) on asset disposal	—	1,647	(616)
Insurance proceeds	—	—	2,000
Other	158	2,052	587
Total other income (expense), net	$(21,676)	$88,889	$(1,929)

20. Geographic Information

Revenue is attributed to geographic regions based on the location where the sale originated. Our revenue by geographic area is summarized below:

	Year Ended December 31,
(In thousands)	2022	2021	2020
United States	$588,017	$577,427	$556,115
Total	$588,017	$577,427	$556,115

A summary of our long-lived assets, comprised of fixed assets by geographic area, is presented below:

	December 31,
(In thousands)	2022	2021
United States	$9,460	$17,735
Total	$9,460	$17,735

21. Commitments and Contingencies

Commitments

The Company has noncancelable commitments related to software, services and investments. Certain purchase commitments continue to be shared between Altera and Veradigm, and although the commitments belong to Veradigm, Altera provides us the funds to cover its portion of the commitments. As of December 31, 2022, we had the following commitments excluding lease commitments:

(In thousands)
2023	$59,269
2024	65,548
2025	11,171
2026	595
2027	595
Thereafter	2,975
Total	$140,153

Legal Proceedings

In addition to commitments and obligations in the ordinary course of business, we are currently subject to various legal proceedings, including government investigations and claims, that have not been fully adjudicated. We intend to vigorously defend ourselves, as appropriate, in these matters. Significant developments in certain of these matters are described below.

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. The Company’s accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company generally does not accrue for anticipated legal fees and costs but expenses them as incurred.

Government Investigations and Related Civil Litigation

The former Enterprise Information Solutions business (the “EIS Business”) acquired from McKesson Corporation (“McKesson”) on October 2, 2017 is subject to a May 2017 civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York related to the Horizon Clinicals software. In August 2018, McKesson received an additional CID (together with the May 2017 CID, the “McKesson CIDs”), related to the Paragon software. The McKesson CIDs request documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. McKesson has agreed, with respect to the McKesson CIDs, to indemnify the Company for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition. In October 2021, the Company received a CID seeking information about its acquisition of the EIS Business from McKesson and the Horizon Clinicals software. McKesson has agreed to assume defense of this CID. In May 2022, the Company completed the sale of substantially all of the assets of its HLPP business to Altera. This divestiture included the sale of the Paragon software; however, the divestiture did not include the sale of the Horizon Clinicals software or liabilities arising from the McKesson CIDs. The U.S. Department of Justice (the “DOJ”) declined to intervene in the qui tam case underlying the investigation in February 2024.

Practice Fusion, acquired by the Company on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from DOJ seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with DOJ to resolve all of DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont, and the Company announced that on January 27,

2020, Practice Fusion entered into a deferred prosecution agreement (the “Deferred Prosecution Agreement”) and various civil settlement agreements, including with the Medicaid programs for each U.S. state, the District of Columbia and Puerto Rico (collectively, the “Settlement Agreements”) resolving the investigations conducted by DOJ and the U.S. Attorney’s Office. The Settlement Agreements required Practice Fusion to, among other things, pay a criminal fine of $25.3 million, a forfeiture payment of approximately $1.0 million and a civil settlement of $118.6 million, which includes $5.2 million designated for the state Medicaid program expenditures, all of which, as of December 31, 2020, were paid in full. The Deferred Prosecution Agreement required Practice Fusion to retain an “Oversight Organization” to oversee Practice Fusion’s implementation of certain compliance measures and ongoing compliance efforts. The Deferred Prosecution Agreement expired pursuant to its terms as of April 13, 2023, and DOJ dismissed the related Information effective May 9, 2023.

Practice Fusion and Veradigm subsequently received civil complaints and requests for information pursuant to CIDs from the Attorneys General of several states (together, the “State AG Investigations”). These document and information requests seek various information, including about a clinical decision support alert related to pain management that was sponsored by Purdue Pharma and launched in 2016. Practice Fusion engaged in settlement discussions with the State Attorneys General representing 16 participating states in the quarter ended June 30, 2022 and in the quarter ended September 30, 2022. In addition, certain civil litigation has been filed against Practice Fusion, alleging claims related to Purdue Pharma’s sponsorship of pain management clinical decision alerts to be displayed in Practice Fusion’s EHR.

On January 10, 2024, the Company announced that it has voluntarily disclosed to the Staff of the SEC certain information relating to the Audit Committee’s investigation of matters relating to the Company’s financial reporting, internal controls over financial reporting and disclosure controls (the “Audit Committee Investigation”). As a result, the SEC commenced an investigation regarding this matter. The Company has continued to provide additional information based on discussions with the SEC and is otherwise cooperating with the SEC’s ongoing investigation.

We cannot predict the eventual scope, duration or outcome of these government investigations, including any potential legal action or other action or whether it could have a material impact on our business, results of operations, financial position or liquidity. We intend to continue cooperating fully with any governmental or regulatory inquiries or investigations related to these matters.

Litigation Matters

Juliet Wells v. Richard J. Poulton, et al. - Plaintiff filed a putative shareholder derivative complaint on behalf of nominal defendant Veradigm Inc. in the U.S. District Court for the Northern District of Illinois on May 30, 2024. Certain of Veradigm’s directors as well as certain former officers are named as defendants. The complaint asserts claims of breach of fiduciary duty, unjust enrichment and insider trading based on allegedly materially false or misleading statements and omissions regarding the Company’s business, financial results and internal controls, including in relation to certain sales of Veradigm securities by certain former officers. Plaintiff seeks damages in an unspecified amount and other relief. The matter has been temporarily stayed until a ruling on defendants’ anticipated motion to dismiss the putative securities class action, which is described below.

John M. Erwin v. Veradigm Inc., et al. - Plaintiff filed a putative securities class action complaint against Veradigm and certain of its former officers in the U.S. District Court for the Northern District of Illinois on November 22, 2023. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions regarding the Company’s business, financial results and internal controls. Plaintiff seeks damages in an unspecified amount. The court has appointed the Alameda County Employees’ Retirement Association as the lead plaintiff. An amended complaint is currently due April 30, 2025, with a briefing schedule for a motion to dismiss to follow. Veradigm disputes Plaintiff’s claims and intends to vigorously defend against this lawsuit. We have not concluded that a loss to the Company is probable in this matter; nor is any possible loss or range of loss reasonably estimable.

Altera Digital Health, Inc. v. Veradigm Inc. - Altera filed a complaint against Veradigm in the Delaware Superior Court of New Castle County on August 22, 2024, alleging a single breach of contract claim. Specifically, Section 4.7(b) of the Altera Purchase Agreement (as defined below) states that: “the Financial Statements were derived from (i) the books and records of Parent and (ii) the consolidated financial statements of Parent for the same periods then ending, which were prepared in accordance with GAAP.” Based on public statements made by Veradigm about the restatement of certain of its financial statements, Altera claims that Veradigm is in breach of Section 4.7(b) and seeks approximately $50 million. Veradigm disputes this claim and intends to vigorously defend against this lawsuit. We have not concluded that a loss to the Company is probable in this matter; nor is any possible loss or range of loss reasonably estimable.

General

The Company is involved in various other litigation, governmental proceedings and claims, not described above, that arise in the normal course of business, none of which is deemed to be individually material at this time. Our accrual for all legal matters, including those matters described above, where a loss is probable and reasonably estimable, is $19.4 million.

In the opinion of our management, the ultimate disposition of pending legal proceedings or claims will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these legal proceedings were resolved against or settled by us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that and subsequent reporting periods could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective clients or cause us to incur increased compliance costs, either of which could further adversely affect our operating results. Due to the inherent uncertainty of legal proceedings, we cannot predict the outcome of any of the legal proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

22. Restatement of Previously Issued Financial Statements

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies,” and as further described below, the Company is restating its accompanying audited historical consolidated financial statements for the years ended December 31, 2021 and 2020 to correct for identified errors in its accounting for revenue and certain other items. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods in which the Company identified them.

Description of Restatement Reconciliation Tables

In the following tables, we have presented a reconciliation of our consolidated balance sheets, statements of operations and cash flows from prior periods as previously reported to the restated amounts as of and for the years ended December 31, 2021 and 2020, respectively. The only change to the consolidated statements of comprehensive income (loss) and the consolidated statements of stockholders’ equity for the years ended December 31, 2021 and 2020 as a result of the restatement is due to the changes in net income (loss) and immaterial adjustments to foreign currency translation. See the statement of operations reconciliation tables below for additional information on the restatement impacts to net income (loss). For the misstatements arising in periods commencing prior to 2020, the cumulative impact of all periods prior to January 1, 2020 has been reflected as an adjustment to opening retained earnings as of that date in the consolidated statements of stockholders’ equity.

Restated Consolidated Balance Sheets

	December 31, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$188,351	$1,131	1	$189,482	$(55,824)	$133,658
Restricted cash	2,169	—		2,169	(861)	1,308
Accounts receivable, net of allowance*	327,069	(46,492)	2	280,577	(160,881)	119,696
Contract assets	124,811	(39,172)	3	85,639	(20,474)	65,165
Prepaid expenses and other current assets	118,942	(9,220)	4	109,722	(57,969)	51,753
Current assets attributable to discontinued operations	—	—		—	277,633	277,633
Total current assets	761,342	(93,753)		667,589	(18,376)	649,213
Fixed assets, net	47,902	—		47,902	(30,167)	17,735
Software development costs, net	172,104	—		172,104	(90,963)	81,141
Intangible assets, net	235,930	—		235,930	(86,240)	149,690
Goodwill	974,478	25,701	5	1,000,179	(501,823)	498,356
Deferred taxes, net	6,607	—		6,607	(6,607)	—
Contract assets - long-term	56,797	(47,250)	3	9,547	(9,547)	—
Right-of-use assets - operating leases	68,909	—		68,909	(50,585)	18,324
Other assets	101,160	(3,682)	6	97,478	(17,761)	79,717
Long-term assets attributable to discontinued operations	—	—		—	816,849	816,849
Total assets	$2,425,229	$(118,984)		$2,306,245	$4,780	$2,311,025

	December 31, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,836	$(3,107)	7	$13,729	$(11,555)	$2,174
Accrued expenses	92,525	674	8	93,199	(30,306)	62,893
Accrued compensation and benefits	92,222	(238)	9	91,984	(61,635)	30,349
Deferred revenue	325,900	(66,397)	3	259,503	(171,614)	87,889
Current operating lease liabilities	19,599	—		19,599	(13,466)	6,133
Current liabilities attributable to discontinued operations	—	—		—	298,986	298,986
Total current liabilities	547,082	(69,068)		478,014	10,410	488,424
Long-term debt	350,062	—		350,062	—	350,062
Long-term deferred revenue	4,407	(4,221)	10	186	—	186
Deferred taxes, net	16,625	2,063	11	18,688	—	18,688
Long-term operating lease liabilities	64,822	—		64,822	(48,068)	16,754
Other liabilities	34,093	—		34,093	(269)	33,824
Long-term liabilities attributable to discontinued operations	—	—		—	42,707	42,707
Total liabilities	1,017,091	(71,226)		945,865	4,780	950,645
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2021	—	—		—	—	—
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2021; 276,705 and 116,114 shares issued and outstanding as of December 31, 2021, respectively	2,766	—		2,766	—	2,766
Treasury stock: at cost, 160,591 shares as of December 31, 2021	(1,321,805)	—		(1,321,805)	—	(1,321,805)
Additional paid-in capital	1,962,386	—		1,962,386	—	1,962,386
Retained earnings	767,556	(47,761)		719,795	—	719,795
Accumulated other comprehensive loss	(2,765)	3		(2,762)	—	(2,762)
Total stockholders’ equity	1,408,138	(47,758)		1,360,380	—	1,360,380
Total liabilities and stockholders’ equity	$2,425,229	$(118,984)		$2,306,245	$4,780	$2,311,025

* Previously reported allowances for accounts receivable as of December 31, 2021 were $29.9 million, now restated after discontinued operations to $21.6 million.

(1)
Cash and cash equivalents - The adjustment represents a reclassification of cash balances that were previously classified within accounts payable and accounts receivable, net.
(2)
Accounts receivable, net - Approximately $24.0 million of the decrease represents the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations. The remaining adjustment primarily relates to the cumulative balance sheet impact of adjustments associated with software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, the write-off of any unsupported customer balances and the correction of balance sheet presentation within cash, accounts receivable, contract assets and deferred revenue.
(3)
Contract assets, current and long-term, and deferred revenue - The adjustment relates to the cumulative balance sheet impact of revenue adjustments, the write-off of unsupported customer balances and the reclassification of certain balance sheet presentations within accounts receivable, contract assets, and deferred revenue discussed in item (2) above.
(4)
Prepaid expenses and other current assets - The adjustment primarily relates to the tax impact of restatement adjustments including the true up of advanced taxes as of the balance sheet date.
(5)
Goodwill - Previously recorded goodwill impairment charges were adjusted to reflect the restated carrying value of the business.

(6)
Other assets - The adjustment corrects for the timing of impairment charges originally recorded in 2022 related to an equity method investment.
(7)
Accounts payable - The adjustment primarily relates to corrections for a gross-up and a $1.0 million correction of stale general accrual balance that was written off to retained earnings as of December 31, 2020, partially offset by additional vendor accruals not previously recorded and cash account reclassification in item (1) above.
(8)
Accrued expenses - The adjustment reflects the net impact of various immaterial updates to accruals.
(9)
Accrued compensation and benefits - The adjustment trues up employee bonus and benefit accruals to ultimate cash payments.
(10)
Long-term deferred revenue - The adjustment reflects the cumulative balance sheet impact of revenue adjustments, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(11)
Deferred taxes, net - The adjustment represents the deferred tax impact of the various restatement adjustments.

	December 31, 2020
(In thousands, except per share amounts)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$531,104	2,336	1	$533,440	$(60,628)	$472,812
Restricted cash	6,361	—		6,361	(831)	5,530
Accounts receivable, net of allowance*	347,355	(19,767)	2	327,588	(205,095)	122,493
Contract assets	106,717	(30,676)	3	76,041	(12,883)	63,158
Income tax receivable	25,421	—		25,421	—	25,421
Prepaid expenses and other current assets	136,264	(701)	4	135,563	(87,903)	47,660
Current assets attributable to discontinued operations	—	—		—	349,215	349,215
Total current assets	1,153,222	(48,808)		1,104,414	(18,125)	1,086,289
Fixed assets, net	72,162	—		72,162	(43,010)	29,152
Software development costs, net	193,202	—		193,202	(111,611)	81,591
Intangible assets, net	286,602	—		286,602	(120,569)	166,033
Goodwill	974,729	25,701	5	1,000,430	(501,823)	498,607
Deferred taxes, net	5,790	—		5,790	(5,790)	—
Contract assets - long-term	43,682	(37,675)	3	6,007	(6,007)	—
Right-of-use assets - operating leases	96,601	—		96,601	(69,522)	27,079
Other assets	91,628	(1,675)	6	89,953	(24,800)	65,153
Long-term assets attributable to discontinued operations	—	—		—	909,556	909,556
Total assets	$2,917,618	$(62,457)		$2,855,161	$8,299	$2,863,460

	December 31, 2020
(In thousands, except per share amounts)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,905	$(487)	7	$35,418	$(22,601)	$12,817
Accrued expenses	100,262	4,029	8	104,291	(36,038)	68,253
Accrued compensation and benefits	118,771	133	9	118,904	(77,086)	41,818
Deferred revenue	334,764	(9,873)	3	324,891	(209,613)	115,278
Current operating lease liabilities	22,264	—		22,264	(15,657)	6,607
Current liabilities attributable to discontinued operations	322,811	—		322,811	374,535	697,346
Total current liabilities	934,777	(6,198)		928,579	13,540	942,119
Long-term debt	167,587	—		167,587	—	167,587
Long-term deferred revenue	3,471	(3,371)	10	100	—	100
Deferred taxes, net	18,186	—		18,186	—	18,186
Long-term operating lease liabilities	93,463	—		93,463	(70,605)	22,858
Other liabilities	33,891	(6)	11	33,885	(1,398)	32,487
Long-term liabilities attributable to discontinued operations	—	—		—	66,762	66,762
Total liabilities	1,251,375	(9,575)		1,241,800	8,299	1,250,099
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	—		—	—	—
Common stock: $0.01 par value, 349,000 shares authorized as of December 31, 2020; 274,558 and 139,942 shares issued and outstanding as of December 31, 2020, respectively	2,745	—		2,745	—	2,745
Treasury stock: at cost, 134,616 shares as of December 31, 2020	(870,558)	—		(870,558)	—	(870,558)
Additional paid-in capital	1,902,776	—		1,902,776	—	1,902,776
Retained earnings	633,118	(52,888)		580,230	—	580,230
Accumulated other comprehensive loss	(1,838)	6		(1,832)	—	(1,832)
Total stockholders’ equity	1,666,243	(52,882)		1,613,361	—	1,613,361
Total liabilities and stockholders’ equity	$2,917,618	$(62,457)		$2,855,161	$8,299	$2,863,460

* Previously reported allowances for accounts receivable as of December 31, 2020 were $31.6 million, now restated after discontinued operations to $31.5 million.

(1)
Cash and cash equivalents - The adjustment represents a reclassification of cash balances that were inappropriately classified within accounts payable and accounts receivable, net.
(2)
Accounts receivable, net - Approximately $21.0 million of the decrease represents the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations. This is partially offset by the cumulative balance sheet impact of adjustments associated with software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue.
(3)
Contract assets, current and long-term, and deferred revenue - The adjustment relates to the cumulative balance sheet impact of revenue adjustments, the write-off of unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(4)
Prepaid expenses and other current assets - The adjustment primarily relates to the tax impact of restatement adjustments including the true up of advanced taxes as of the balance sheet date.
(5)
Goodwill - Previously recorded goodwill impairment charges were adjusted to reflect the restated carrying value of the business.

(6)
Other assets - The adjustment primarily relates to reclassifications to correct balance sheet presentation within accounts receivable, contract assets and deferred revenue.
(7)
Accounts payable - The adjustment primarily represents a $1.0 million correction of a stale general accrual balance that was written off to beginning balance retained earnings, partially offset by a correction of the balance sheet presentation of amounts described in item (1) above.
(8)
Accrued expenses - Approximately $4.0 million of the adjustment was reclassified on the balance sheet related to contract settlements and terminations. This was partially offset by reductions to legal accruals as a result of correcting for an over-accrual as of the balance sheet date.
(9)
Accrued compensation and benefits - The adjustment trues up employee bonus and benefit accruals to ultimate cash payments.
(10)
Long-term deferred revenue - The adjustment reflects the cumulative balance sheet impact of revenue adjustments, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(11)
Other liabilities - The adjustment represents immaterial balance sheet adjustments.

Restated Consolidated Statements of Operations

	Year Ended December 31, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-K*	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Revenue:
Provider	$1,399,849	$7,537	a	$1,407,386	$(928,968)	$478,418
Payer and Life Science	103,188	(4,179)	b	99,009	—	99,009
Total revenue	1,503,037	3,358		1,506,395	(928,968)	577,427
Cost of revenue:
Provider	832,180	37	c	832,217	(588,046)	244,171
Payer and Life Science	51,292	(482)	d	50,810	—	50,810
Total cost of revenue	883,472	(445)		883,027	(588,046)	294,981
Gross profit	619,565	3,803		623,368	(340,922)	282,446
Selling, general and administrative expenses	313,814	(10,201)	e	303,613	(191,853)	111,760
Research and development	193,671	(527)	f	193,144	(109,041)	84,103
Asset impairment charges	11,772	—		11,772	(11,240)	532
Amortization of intangible and acquisition-related assets	23,109	—		23,109	(13,827)	9,282
Income (loss) from operations	77,199	14,531		91,730	(14,961)	76,769
Interest expense	(13,166)	241	g	(12,925)	—	(12,925)
Other income (loss), net	87,666	2,004	h	89,670	(781)	88,889
Gain (loss) on sale of businesses, net	8,370	—		8,370	—	8,370
Impairment of long-term investments	—	(5,155)	i	(5,155)	—	(5,155)
Equity in net income (loss) of unconsolidated investments	1,757	—		1,757	—	1,757
Income (loss) from continuing operations before income taxes	161,826	11,621		173,447	(15,742)	157,705
Income tax benefit (provision)	(27,851)	(6,494)	j	(34,345)	4,418	(29,927)
Income (loss) from continuing operations, net of tax	133,975	5,127		139,102	(11,324)	127,778
Income (loss) from discontinued operations	(15)	—		(15)	15,742	15,727
Gain (loss) on sale of discontinued operations	647	—		647	—	647
Income tax effect on discontinued operations	(169)	—		(169)	(4,418)	(4,587)
Income (loss) from discontinued operations, net of tax	463	—		463	11,324	11,787
Net income (loss)	$134,438	$5,127		$139,565	$—	$139,565

Net income (loss) per share:
Basic
Continuing operations	$1.03					$0.98
Discontinued operations	0.00					0.09
Net income (loss) per share - Basic	$1.03					$1.07

Diluted
Continuing operations	$0.97					$0.92
Discontinued operations	0.00					0.09
Net income (loss) per share - Diluted	$0.97					$1.01

* Amounts for Provider and Payer and Life Science revenue and Provider and Payer and Life Science cost of revenue were not reported in a previous Annual Report on Form 10-K filed by the Company, as these segments were not previously reported. These amounts have been recalculated for presentation, while total revenue and total cost of revenue are consistent with the Company’s previously filed Annual Report on Form 10-K.

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for revenue recognition related to contract settlements and terminations.

(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(c)
Provider cost of revenue - The adjustment relates to various immaterial adjustments.
(d)
Payer and Life Science cost of revenue - The adjustment relates to various immaterial adjustments.
(e)
Selling, general and administrative expenses - The adjustment primarily relates to a $4.0 million correction of accounting related to contract settlements and terminations and $2.0 million associated with the reduction in legal accruals to correct for an over-accrual during the period.
(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Interest expense - The adjustment trues up the expense recorded during the period for interest owed on debt.
(h)
Other income (loss), net - The adjustment primarily relates to the recording of previously unrecorded immaterial adjustments.
(i)
Impairment of long-term investments - The adjustment primarily corrects for the timing of impairment charges originally recorded in 2022 related to an equity method investment.
(j)
Income tax benefit (provision) - The adjustment relates to the tax impact of the other restatement entries discussed above.

	Year Ended December 31, 2020
(In thousands, except per share amounts)	As Previously Reported on Form 10-K*	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Revenue:
Provider	$1,407,737	$(8,571)	a	$1,399,166	$(936,131)	$463,035
Payer and Life Science	94,963	(1,883)	b	93,080	—	93,080
Total revenue	1,502,700	(10,454)		1,492,246	(936,131)	556,115
Cost of revenue:
Provider	892,058	(5,502)	c	886,556	(638,793)	247,763
Payer and Life Science	44,947	(829)	d	44,118	—	44,118
Total cost of revenue	937,005	(6,331)		930,674	(638,793)	291,881
Gross profit	565,695	(4,123)		561,572	(297,338)	264,234
Selling, general and administrative expenses	389,941	(2,629)	e	387,312	(231,649)	155,663
Research and development	206,061	526	f	206,587	(127,982)	78,605
Asset impairment charges	74,969	—		74,969	(64,795)	10,174
Amortization of intangible and acquisition-related assets	25,604	—		25,604	(13,752)	11,852
Income (loss) from operations	(130,880)	(2,020)		(132,900)	140,840	7,940
Interest expense	(34,104)	(241)	g	(34,345)	—	(34,345)
Other income (loss), net	54	(813)	h	(759)	(1,170)	(1,929)
Impairment of long-term investments	(1,575)	—		(1,575)	—	(1,575)
Equity in net income (loss) of unconsolidated investments	17,194	—		17,194	154	17,348
Income (loss) from continuing operations before income taxes	(149,311)	(3,074)		(152,385)	139,824	(12,561)
Income tax benefit (provision)	16,692	(2,130)	i	14,562	(29,690)	(15,128)
Income (loss) from continuing operations, net of tax	(132,619)	(5,204)		(137,823)	110,134	(27,689)
Income (loss) from discontinued operations	71,448	(2,471)		68,977	(139,861)	(70,884)
Gain (loss) on sale of discontinued operations	1,156,504	311		1,156,815	—	1,156,815
Income tax effect on discontinued operations	(394,926)	—		(394,926)	32,736	(362,190)
Income (loss) from discontinued operations, net of tax	833,026	(2,160)		830,866	(107,125)	723,741
Net income (loss)	$700,407	$(7,364)		$693,043	$3,009	$696,052

Net income (loss) per share:
Basic
Continuing operations	$(0.83)					$(0.17)
Discontinued operations	5.23					4.54
Net income (loss) per share - Basic	$4.40					$4.37

Diluted
Continuing operations	$(0.83)					$(0.17)
Discontinued operations	5.23					4.54
Net income (loss) per share - Diluted	$4.40					$4.37

* Amounts for Provider and Payer and Life Science revenue and Provider and Payer and Life Science cost of revenue were not reported in a previous Annual Report on Form 10-K filed by the Company as these segments were not previously reported. These amounts have been recalculated for presentation, while total revenue and total cost of revenue are consistent with the Company’s previously filed Annual Report on Form 10-K.

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for revenue recognition related to contract settlements and terminations.
(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(c)
Provider cost of revenue - The adjustment relates to software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for accounting related to contract settlements and terminations.

(d)
Payer and Life Science cost of revenue - The adjustment relates to various immaterial adjustments.
(e)
Selling, general and administrative expenses - The adjustment primarily relates to a $1.4 million correction of accounting related to contract settlements and terminations and $1.5 million associated with the reduction in legal accruals to correct for an over-accrual during the period.
(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Interest expense - The adjustment accrues for additional expense recorded for interest owed on debt as of the balance sheet date.
(h)
Other income (loss), net - The adjustment primarily represents loss activity related to the correction of accounting related to contract settlements and terminations.
(i)
Income tax benefit (provision) - The adjustment relates to the tax impact of the other restatement entries discussed above.

Restated Consolidated Statements of Cash Flows

The effect of the restatement described above on the accompanying consolidated statements of cash flows for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31, 2021
(In thousands)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Cash flows from operating activities:
Net income (loss)	$134,438	$5,127		$139,565	$—	$139,565
Less: Income (loss) from discontinued operations	463	—		463	11,324	11,787
Income (loss) from continuing operations	133,975	5,127		139,102	(11,324)	127,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	176,137	—		176,137	(103,362)	72,775
Stock-based compensation expense	35,169	—		35,169	(23,361)	11,808
Deferred taxes	(2,099)	1,784		(315)	817	502
Impairment of assets and long-term investments	11,772	(6,085)		5,687	—	5,687
Equity in net (income) loss of unconsolidated investments	(1,757)	—		(1,757)	—	(1,757)
(Gain) loss on sale of businesses, net	(8,370)	—		(8,370)	—	(8,370)
Other (income) loss, net	(69,141)	(5,313)		(74,454)	(1,996)	(76,450)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	(5,002)	37,828	1	32,826	(33,083)	(257)
Prepaid expenses and other assets	17,794	51,381	2	69,175	(36,971)	32,204
Accounts payable	(18,729)	(2,390)		(21,119)	11,046	(10,073)
Accrued expenses	21,971	(32,943)	3	(10,972)	5,732	(5,240)
Accrued compensation and benefits	(26,034)	(416)		(26,450)	15,452	(10,998)
Deferred revenue	(13,692)	(51,290)	1	(64,982)	37,999	(26,983)
Other liabilities	205	—		205	1,124	1,329
Right-of-use assets - operating leases	(3,859)	(188)		(4,047)	5,789	1,742
Net cash provided by (used in) operating activities - continuing operations	248,340	(2,505)		245,835	(132,138)	113,697
Net cash provided by (used in) operating activities - discontinued operations	(323,768)	1,317		(322,451)	132,138	(190,313)
Net cash provided by (used in) operating activities	(75,428)	(1,188)		(76,616)	—	(76,616)
Cash flows from investing activities:
Capital expenditures	(5,295)	—		(5,295)	3,402	(1,893)
Capitalized software	(73,265)	(521)		(73,786)	34,294	(39,492)
Sale of businesses and other investments, net of cash divested, and distributions received	68,806	—		68,806	—	68,806
Purchases of equity securities, other investments, net of cash divested, and distributions received	(2,421)	—		(2,421)	—	(2,421)
Net cash provided by (used in) investing activities - continuing operations	(12,175)	(521)		(12,696)	37,696	25,000
Net cash provided by (used in) investing activities - discontinued operations	—	—		—	(37,696)	(37,696)
Net cash provided by (used in) investing activities	(12,175)	(521)		(12,696)	—	(12,696)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(14,023)	—		(14,023)	—	(14,023)
Credit facility payments	(75,000)	—		(75,000)	—	(75,000)
Credit facility borrowings, net of issuance costs	250,000	—		250,000	—	250,000
Repurchase of common stock	(417,443)	—		(417,443)	—	(417,443)
Payment of acquisition and other financing obligations	(2,400)	—		(2,400)	—	(2,400)
Net cash provided by (used in) financing activities - continuing operations	(258,866)	—		(258,866)	—	(258,866)
Net cash provided by (used in) financing activities - discontinued operations	—	—		—	—	—
Net cash provided by (used in) financing activities	(258,866)	—		(258,866)	—	(258,866)
Effect of exchange rate changes on cash and cash equivalents	(476)	504		28	—	28
Net increase (decrease) in cash and cash equivalents	(346,945)	(1,205)		(348,150)	—	(348,150)
Cash, cash equivalents and restricted cash, beginning of period	537,465	2,336		539,801	—	539,801
Cash, cash equivalents and restricted cash, end of period	190,520	1,131		191,651	—	191,651
Less: Cash and cash equivalents attributable to discontinued operations	—	—		—	(56,685)	(56,685)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$190,520	$1,131		$191,651	$(56,685)	$134,966

(1) Accounts receivable and contract assets, net and deferred revenue - The adjustments relate to the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations, software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, and the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue.

(2) Prepaid expenses and other assets - The adjustments relate to the true up of the advanced taxes as of the various balance sheet dates and the correction of presentation for other working capital accounts within operating cash flows.

(3) Accrued expenses - The adjustments relate to the correction of accounting for contract settlements and terminations and the correction of presentation for other working capital accounts within operating cash flows.

	Year Ended December 31, 2020
(In thousands)	As Previously Reported on Form 10-K	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Cash flows from operating activities:
Net income (loss)	$700,407	$(7,364)		$693,043	$3,009	$696,052
Less: Income (loss) from discontinued operations	833,026	(2,160)		830,866	(107,125)	723,741
Income (loss) from continuing operations	(132,619)	(5,204)		(137,823)	110,134	(27,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	192,269	-		192,269	(105,083)	87,186
Stock-based compensation expense	34,036	-		34,036	(23,318)	10,718
Deferred taxes	(3,275)	(198)		(3,473)	-	(3,473)
Impairment of assets and long-term investments	76,544	-		76,544	(64,795)	11,749
Equity in net (income) loss of unconsolidated investments	(17,194)	-		(17,194)	(154)	(17,348)
Other (income) loss, net	(5,900)	10,491		4,591	(112)	4,479
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	35,163	18,591	1	53,754	24,411	78,165
Prepaid expenses and other assets	(34,418)	19,267	2	(15,151)	(14,939)	(30,090)
Accounts payable	(66,987)	287		(66,700)	47,283	(19,417)
Accrued expenses	(3,064)	(8,373)	3	(11,437)	40,601	29,164
Accrued compensation and benefits	49,492	(1,305)		48,187	(41,285)	6,902
Deferred revenue	28,667	(18,648)	1	10,019	42,815	52,834
Other liabilities	5,334	(1,762)		3,572	(1,397)	2,175
Right-of-use assets - operating leases	1,454	(2,487)		(1,033)	(6,601)	(7,634)
Accrued DOJ settlement	(147,169)	-		(147,169)	-	(147,169)
Net cash provided by (used in) operating activities - continuing operations	12,333	10,659		22,992	7,560	30,552
Net cash provided by (used in) operating activities - discontinued operations	(119,048)	(7,599)		(126,647)	(7,560)	(134,207)
Net cash provided by (used in) operating activities	(106,715)	3,060		(103,655)	-	(103,655)
Cash flows from investing activities:
Capital expenditures	(17,025)	(358)		(17,383)	13,218	(4,165)
Capitalized software	(87,993)	—		(87,993)	46,772	(41,221)
Sale of businesses and other investments, net of cash divested, and distributions received	1,734,967	—		1,734,967	—	1,734,967
Purchases of equity securities, other investments, net of cash divested, and distributions received	(7,097)	—		(7,097)	—	(7,097)
Net cash provided by (used in) investing activities - continuing operations	1,622,852	(358)		1,622,494	59,990	1,682,484
Net cash provided by (used in) investing activities - discontinued operations	(7,664)	(620)		(8,284)	(59,990)	(68,274)
Net cash provided by (used in) investing activities	1,615,188	(978)		1,614,210	—	1,614,210
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(6,033)	—		(6,033)	—	(6,033)
Payments for issuance costs on 0.875% Convertible Senior Notes	(758)	758		—	—	—
Repayment of Convertible Senior Notes	(352,361)	—		(352,361)	—	(352,361)
Credit facility payments	(1,315,000)	—		(1,315,000)	—	(1,315,000)
Credit facility borrowings, net of issuance costs	903,625	—		903,625	—	903,625
Repurchase of common stock	(334,863)	753		(334,110)	—	(334,110)
Payment of acquisition and other financing obligations	(4,369)	—		(4,369)	—	(4,369)
Net cash provided by (used in) financing activities - continuing operations	(1,109,759)	1,511		(1,108,248)	—	(1,108,248)
Net cash provided by (used in) financing activities	(1,109,759)	1,511		(1,108,248)	—	(1,108,248)
Effect of exchange rate changes on cash and cash equivalents	1,212	(1,257)		(45)	—	(45)
Net increase (decrease) in cash and cash equivalents	399,926	2,336		402,262	—	402,262
Cash, cash equivalents and restricted cash, beginning of period	137,539	—		137,539	—	137,539
Cash, cash equivalents and restricted cash, end of period	537,465	2,336		539,801	—	539,801
Less: Cash and cash equivalents attributable to discontinued operations	—	—		—	(61,459)	(61,459)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$537,465	$2,336		$539,801	$(61,459)	$478,342

(1) Accounts receivable and contract assets, net and deferred revenue - The adjustments relate to the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations, software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue.

(2) Prepaid expenses and other assets - The adjustments relate to the true up of the advanced taxes as of the various balance sheet dates and the correction of presentation for other working capital accounts within operating cash flows.

(3) Accrued expenses - The adjustments relate to the correction of accounting for contract settlements and terminations and the correction of presentation for other working capital accounts within operating cash flows.

23. Quarterly Financial Information (Unaudited)

As discussed in Note 22, “Restatement of Previously Issued Financial Statements”, the Company restated the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020. In addition to the annual periods, the Board, after discussion with management, reached a determination that the Company’s consolidated financial statements and related disclosures as of and for the interim periods ended March 31, 2021, June 30, 2021 and September 30, 2021 included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively, and as of and for the interim periods ended March 31, 2022, June 30, 2022, and September 30, 2022 included in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively, should no longer be relied upon. The following tables contain a summary of our unaudited quarterly consolidated results of operations for the quarterly periods in 2022 and 2021, which have been restated to illustrate the HLPP business as a discontinued operation. Additionally, the amounts below have been updated to reflect the restatements as discussed in Note 22, “Restatement of Previously Issued Financial Statements.”

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022 (1)
(In thousands, except per share amounts)		(As Restated)	(As Restated)	(As Restated)
Revenue	$156,212	$146,398	$148,483	$136,924
Cost of revenue	69,361	69,428	71,895	68,913
Gross profit	86,851	76,970	76,588	68,011
Selling, general and administrative expenses	43,651	38,522	42,365	44,663
Research and development	26,981	25,038	23,141	22,729
Asset impairment charges	3,945	1,227	361	2,016
Amortization of intangible and acquisition-related assets	21,736	21,736	15,241	2,171
Income (loss) from operations	(9,462)	(9,553)	(4,520)	(3,568)
Interest expense	(1,085)	(1,246)	(1,887)	(2,136)
Other income (expense), net	1,464	(1,610)	(22,065)	535
(Impairment) recovery on long-term investments	—	—	(7,575)	—
Equity in net income (loss) of unconsolidated investments	155	(617)	(283)	(398)
Income (loss) from continuing operations before income taxes	(8,928)	(13,026)	(36,330)	(5,567)
Income tax benefit (provision)	(17,952)	10,080	28,025	23,654
Income (loss) from continuing operations, net of tax	(26,880)	(2,946)	(8,305)	18,087
Income (loss) from discontinued operations	628	(455)	(2,953)	(4,342)
Gain (loss) on sale of discontinued operations	—	—	(10,327)	—
Income tax effect on discontinued operations	(303)	2,933	(61,422)	9,823
Income (loss) from discontinued operations, net of tax	325	2,478	(74,702)	5,481
Net income (loss)	$(26,555)	$(468)	$(83,007)	$23,568

Net income (loss) per share: (2)
Basic
Continuing operations	$(0.25)	$(0.03)	$(0.07)	$0.16
Discontinued operations	—	0.02	(0.65)	0.04
Net income (loss) per share - Basic	$(0.25)	$(0.01)	$(0.73)	$0.20

Diluted
Continuing operations	$(0.25)	$(0.03)	$(0.07)	$0.13
Discontinued operations	—	0.02	(0.65)	0.04
Net income (loss) per share - Diluted	$(0.25)	$(0.01)	$(0.73)	$0.17

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
(In thousands, except per share amounts)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue	$157,222	$144,418	$141,023	$134,764
Cost of revenue	73,822	76,789	73,373	70,997
Gross profit	83,400	67,629	67,650	63,767
Selling, general and administrative expenses	24,634	28,226	27,946	30,954
Research and development	21,421	22,002	20,583	20,097
Asset impairment charges	2	359	171	—
Amortization of intangible and acquisition-related assets	2,192	2,363	2,363	2,364
Income (loss) from operations	35,151	14,679	16,587	10,352
Interest expense	(3,457)	(3,617)	(2,949)	(2,902)
Other income (expense), net	63,289	5,919	18,425	1,256
Gain (loss) on sale of businesses, net	7	8,363	—	—
Impairment of long-term investments	(5,155)	—	—	—
Equity in net income (loss) of unconsolidated investments	2,078	(257)	(86)	22
Income (loss) from continuing operations before income taxes	91,913	25,087	31,977	8,728
Income tax benefit (provision)	(17,450)	(5,939)	(3,595)	(2,943)
Income (loss) from continuing operations, net of tax	74,463	19,148	28,382	5,785
Income (loss) from discontinued operations	444	(6,808)	3,175	18,916
Gain (loss) on sale of discontinued operations	—	—	—	647
Income tax effect on discontinued operations	(1,379)	2,039	(208)	(5,039)
Income (loss) from discontinued operations, net of tax	(935)	(4,769)	2,967	14,524
Net income (loss)	73,528	14,379	31,349	20,309

Net income (loss) per share: (2)
Basic
Continuing operations	$0.62	$0.15	$0.21	$0.04
Discontinued operations	—	(0.04)	0.02	0.10
Net income (loss) per share - Basic	$0.62	$0.12	$0.23	$0.14

Diluted
Continuing operations	$0.58	$0.15	$0.20	$0.04
Discontinued operations	(0.01)	(0.04)	0.02	0.10
Net income (loss) per share - Diluted	$0.57	$0.11	$0.22	$0.14
(1)
Results of operations for the quarter include the results of operations of Babel Health since March 25, 2022.
(2)
The sum of the quarterly per share amounts may not equal per share amounts reported for year to date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Restatement information related to unaudited consolidated financial statements

The following tables present the unaudited consolidated financial statements for the quarterly periods in 2022 and 2021 and summarize the impact of the restatement adjustments on the Company’s unaudited consolidated financial statements:

Unaudited Consolidated Balance Sheets

	March 31, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated, after Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$82,782	$1,283	1	$84,065
Restricted cash	1,305	—		1,305
Accounts receivable, net of allowance	170,497	(56,657)	2	113,840
Contract assets	55,162	6,951	3	62,113
Prepaid expenses and other current assets	56,191	(851)	4	55,340
Assets held for sale	1,174,747	(62,454)	3	1,112,293
Total current assets	1,540,684	(111,728)		1,428,956
Fixed assets, net	9,299	6,825	5	16,124
Software development costs, net	78,334	3,679	5	82,013
Intangible assets, net	158,285	—		158,285
Goodwill	520,187	(8,251)	6	511,936
Deferred taxes, net	6,078	3,331	7	9,409
Contract assets - long-term	19,198	(19,198)	3	—
Right-of-use assets - operating leases	16,776	(2,016)	8	14,760
Other assets	81,414	(3,713)	9	77,701
Total assets	$2,430,255	$(131,071)		$2,299,184

	March 31, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated, after Discontinued Operations
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,548	$413	10	$15,961
Accrued expenses	61,829	1,214	11	63,043
Accrued compensation and benefits	18,027	(2,017)	12	16,010
Deferred revenue	106,491	5,535	3	112,026
Current operating lease liabilities	5,972	—		5,972
Liabilities related to assets held for sale	438,988	(85,573)	3	353,415
Total current liabilities	646,855	(80,428)		566,427
Long-term debt	377,059	—		377,059
Long-term deferred revenue	3,590	(3,590)	13	—
Long-term operating lease liabilities	15,241	—		15,241
Other liabilities	34,404	—		34,404
Total liabilities	1,077,149	(84,018)		993,131
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2022	—	—		—
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2022; 277,696 and 114,792 shares issued and outstanding as of March 31, 2022, respectively	2,776	—		2,776
Treasury stock: at cost, 162,904 shares as of March 31, 2022	(1,371,484)	—		(1,371,484)
Additional paid-in capital	1,922,026	—		1,922,026
Retained earnings	802,890	(47,050)		755,840
Accumulated other comprehensive loss	(3,102)	(3)		(3,105)
Total stockholders’ equity	1,353,106	(47,053)		1,306,053
Total liabilities and stockholders’ equity	$2,430,255	$(131,071)		$2,299,184

(1)
Cash and cash equivalents - The adjustment primarily represents a reclassification of cash balances that were inappropriately classified within accounts payable and accounts receivable, net.
(2)
Accounts receivable, net - Approximately $29.0 million of the decrease represents the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations. The remaining adjustment primarily relates to the cumulative balance sheet impact of adjustments associated with software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, the write-off of any unsupported customer balances and the correction of balance sheet presentation within cash, accounts receivable, contract assets and deferred revenue.
(3)
Contract assets, current and long-term, deferred revenue and assets/liabilities held for sale - The adjustment relates to the cumulative balance sheet impact of revenue adjustments, the write-off of unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets, deferred revenue and assets/liabilities held for sale discussed in item (2) above.
(4)
Prepaid expenses and other current assets - The adjustment primarily relates to the tax impact of restatement adjustments including the true up of advanced taxes as of the balance sheet date.
(5)
Fixed assets, net and software development costs, net - The adjustment primarily represents corrections of balances related to discontinued operations and the presentation of assets/liabilities held for sale.
(6)
Goodwill - Previously recorded goodwill impairment charges were adjusted to reflect the restated carrying value of the business.
(7)
Deferred taxes, net - The adjustment represents the deferred tax impact of the restatement adjustments.
(8)
Right-of-use assets - operating leases - The adjustment relates to lease impairment associated with the abandonment of certain leased spaces.
(9)
Other assets - The adjustment corrects for the timing of impairment charges originally recorded in 2022 related to an equity method investment.
(10)
Accounts payable - The adjustment primarily relates to the cash account reclassification in item (1) above and true ups of employee benefit accruals to ultimate cash payments, partially offset by a $1.0 million correction of stale general accrual balance that was written off to retained earnings as of 2020.
(11)
Accrued expenses - Approximately $4.0 million was reclassified on the balance sheet related to contract settlements and terminations. This was partially offset by reductions to legal accruals as a result of correcting for an over-accrual as of the balance sheet date.

(12)
Accrued compensation and benefits - This adjustment trues up employee bonus and benefit accruals to ultimate cash payments and corrects for the timing of recognition for certain bonus payments.
(13)
Long-term deferred revenue - Approximately $6.0 million of the adjustment was recorded to correct for contract accounting and presentation related to contract settlements and terminations. This was partially offset by the cumulative balance sheet impact of revenue adjustments, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets, deferred revenue and assets/liabilities held for sale discussed in item (2) above.

	June 30, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated, after Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$500,164	$21,284	1	$521,448
Restricted cash	1,307	—		1,307
Accounts receivable, net of allowance	166,746	(54,943)	2	111,803
Contract assets	49,029	47,505	3	96,534
Prepaid expenses and other current assets	91,521	26,755	4	118,276
Current assets attributable to discontinued operations	20,000	(20,000)	5	—
Total current assets	828,767	20,601		849,368
Fixed assets, net	14,971	(637)	6	14,334
Software development costs, net	82,541	(337)	6	82,204
Intangible assets, net	149,210	(13,000)	7	136,210
Goodwill	524,149	(8,251)	8	515,898
Deferred taxes, net	7	(7)	9	—
Contract assets - long-term	19,358	(12,519)	3	6,839
Right-of-use assets - operating leases	15,904	(2,046)	10	13,858
Other assets	79,309	(9,690)	11	69,619
Total assets	$1,714,216	$(25,886)		$1,688,330

	June 30, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated, after Discontinued Operations
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,014	$31,030	12	$49,044
Accrued expenses	82,964	631	13	83,595
Accrued compensation and benefits	34,001	(4,501)	14	29,500
Deferred revenue	84,882	46,777	3	131,659
Current operating lease liabilities	6,095	—		6,095
Current liabilities attributable to discontinued operations	30,372	(30,372)	15	—
Total current liabilities	256,328	43,565		299,893
Long-term debt	199,895	—		199,895
Long-term deferred revenue	2,021	(2,021)	16	—
Deferred taxes, net	10,861	(2,185)	8	8,676
Long-term operating lease liabilities	13,873	—		13,873
Other liabilities	34,890	3,200	17	38,090
Total liabilities	517,868	42,559		560,427
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2022	—	—		—
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2022; 279,175 and 110,793 shares issued and outstanding as of June 30, 2022, respectively	2,790	—		2,790
Treasury stock: at cost, 168,383 shares as of June 30, 2022	(1,465,177)	—		(1,465,177)
Additional paid-in capital	1,923,805	(6,221)	18	1,917,584
Retained earnings	738,864	(66,031)		672,833
Accumulated other comprehensive loss	(3,934)	3,807		(127)
Total stockholders’ equity	1,196,348	(68,445)		1,127,903
Total liabilities and stockholders’ equity	$1,714,216	$(25,886)		$1,688,330

(1)
Cash and cash equivalents - The adjustment primarily represents a correction of classification related to assets attributable to discontinued operations of $20.0 million, as well as a reclassification of cash balances that were inappropriately classified within accounts payable and accounts receivable, net.
(2)
Accounts receivable, net - Approximately $30.0 million of the decrease represents the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations. The remaining adjustment primarily relates to the cumulative balance sheet impact of adjustments associated with software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, the write-off of any unsupported customer balances and the correction of balance sheet presentation within cash, accounts receivable, contract assets and deferred revenue.
(3)
Contract assets, current and long-term and deferred revenue - The adjustment relates to the cumulative balance sheet impact of revenue adjustments, the write-off of unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(4)
Prepaid expenses and other current assets - The adjustment primarily relates to the tax impact of restatement adjustments including the true up of advanced taxes as of the balance sheet date.
(5)
Current assets attributable to discontinued operations - The adjustment represents a balance sheet reclassification as discussed in item (1) above.
(6)
Fixed assets, net and software development costs, net - The adjustment primarily represents corrections of balances related to discontinued operations and trues up amounts related to continuing operations.
(7)
Intangible assets, net - The adjustment relates to the amortization of trade names due to reassigning the asset from an indefinite-lived intangible asset to a definite-lived intangible asset.
(8)
Goodwill - Previously recorded goodwill impairment charges were adjusted to reflect the restated carrying value of the business.
(9)
Deferred taxes, net - The adjustment represents the deferred tax impact of the various restatement adjustments.
(10)
Right-of-use assets - operating leases - The adjustment relates to lease impairment associated with the abandonment of certain leased spaces.
(11)
Other assets - The adjustment corrects for the timing of impairment charges originally recorded in 2022 related to an equity method investment.

(12)
Accounts payable - The adjustment primarily relates to the correction of classification for liabilities attributable to discontinued operations of approximately $30.0 million, as well as the cash account reclassification in item (1) above and true ups of employee benefit accruals to ultimate cash payments. This was partially offset by a $1.0 million correction of stale general accrual balance that was written off to retained earnings as of 2020.
(13)
Accrued expenses - The adjustment primarily relates to the correction of classification for liabilities attributable to discontinued operations of approximately $5.0 million and reclassifications on the balance sheet related to contract settlements and terminations. This was partially offset by $4.6 million in reduction to legal accruals as a result of correcting for an over-accrual as of the balance sheet date.
(14)
Accrued compensation and benefits - The adjustment trues up employee bonus and benefit accruals to ultimate cash payments and corrects for the timing of recognition for certain bonus payments.
(15)
Current liabilities attributable to discontinued operations - The adjustment represents corrections to balance sheet reclassification as discussed in item (12) and item (13) above.
(16)
Long-term deferred revenue - Approximately $6.0 million of the adjustment was recorded to correct contract accounting and presentation related to contract settlements and terminations. This was partially offset by the cumulative balance sheet impact of revenue adjustments, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(17)
Other liabilities - The adjustment represents corrections to balance sheet reclassification related to liabilities attributable to discontinued operations.
(18)
Additional paid-in-capital - The adjustment relates to the correction of accounting related to warrants.

	September 30, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated, after Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$492,597	$9,295	1	$501,892
Restricted cash	1,307	—		1,307
Accounts receivable, net of allowance	169,029	(54,879)	2	114,150
Contract assets	65,453	13,674	3	79,127
Prepaid expenses and other current assets	74,384	59,732	4	134,116
Current assets attributable to discontinued operations	8,000	(8,000)	5	—
Total current assets	810,770	19,822		830,592
Fixed assets, net	11,713	—		11,713
Software development costs, net	78,103	2,899	6	81,002
Intangible assets, net	145,255	(32,499)	7	112,756
Goodwill	523,927	(8,251)	8	515,676
Deferred taxes, net	6	(6)	9	—
Contract assets - long-term	27,957	(26,306)	3	1,651
Right-of-use assets - operating leases	14,520	(2,935)	10	11,585
Other assets	78,408	(10,156)	11	68,252
Total assets	$1,690,659	$(57,432)		$1,633,227

	September 30, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated, after Discontinued Operations
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,609	$18,867	12	$31,476
Accrued expenses	82,917	3,876	13	86,793
Accrued compensation and benefits	33,857	(332)	14	33,525
Deferred revenue	98,930	16,264	3	115,194
Current operating lease liabilities	6,166	—		6,166
Current liabilities attributable to discontinued operations	18,612	(18,612)	15	—
Total current liabilities	253,091	20,063		273,154
Long-term debt	200,326	—		200,326
Long-term deferred revenue	3,060	(3,060)	16	—
Deferred taxes, net	8,082	5,608	8	13,690
Long-term operating lease liabilities	12,315	—		12,315
Other liabilities	36,762	2,361	17	39,123
Total liabilities	513,636	24,972		538,608
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2022	—	—		—
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2022; 279,600 and 109,260 shares issued and outstanding as of September 30, 2022	2,794	—		2,794
Treasury stock: at cost, 170,340 shares as of September 30, 2022	(1,498,836)	—		(1,498,836)
Additional paid-in capital	1,923,559	(5,184)	18	1,918,375
Retained earnings	753,392	(81,027)		672,365
Accumulated other comprehensive loss	(3,886)	3,807		(79)
Total stockholders’ equity	1,177,023	(82,404)		1,094,619
Total liabilities and stockholders’ equity	$1,690,659	$(57,432)		$1,633,227

(1)
Cash and cash equivalents - The adjustment primarily represents a correction of classification related to assets attributable to discontinued operations of $8.0 million and a reclassification of cash balances that were inappropriately classified within accounts payable and accounts receivable, net.
(2)
Accounts receivable, net - Approximately $30.0 million of the decrease represents the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations. The remaining adjustment primarily relates to the cumulative balance sheet impact of adjustments associated with software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, the write-off of any unsupported customer balances and the correction of balance sheet presentation within cash, accounts receivable, contract assets and deferred revenue.
(3)
Contract assets, current and long-term and deferred revenue - The adjustment relates to the cumulative balance sheet impact of revenue adjustments, the write-off of unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract asset and deferred revenue discussed in item (2) above.
(4)
Prepaid expenses and other current assets - The adjustment primarily relates to the tax impact of restatement adjustments including the true up of advanced taxes as of the balance sheet date.
(5)
Current assets attributable to discontinued operations - The adjustment represents a balance sheet reclassification as discussed in item (1) above.
(6)
Software development costs, net - The adjustment primarily represents corrections of balances related to discontinued operations and trues up amounts related to continuing operations.
(7)
Intangible assets, net - The adjustment relates to the amortization of trade names due to reassigning the asset from an indefinite-lived intangible asset to a definite-lived intangible asset.
(8)
Goodwill - Previously recorded goodwill impairment charges were adjusted to reflect the restated carrying value of the business.
(9)
Deferred taxes, net - The adjustment represents the deferred tax impact of the various restatement adjustments.
(10)
Right-of-use assets - operating leases - The adjustment relates to lease impairment associated with the abandonment of certain leased spaces.
(11)
Other assets - The adjustment corrects for the timing of impairment charges originally recorded in 2022 related to an equity method investment.

(12)
Accounts payable - The adjustment primarily relates to the correction of classification for liabilities attributable to discontinued operations of approximately $16.0 million, as well as the cash account reclassification in item (1) above and true ups of employee benefit accruals to ultimate cash payments. This was partially offset by a $1.0 million correction of stale general accrual balance that was written off to retained earnings as of 2020.
(13)
Accrued expenses - The adjustment primarily relates to the correction of classification for liabilities attributable to discontinued operations of approximately $2.9 million, corrections for accounting related to contract settlements and terminations and additional amounts accrued related to our litigation reserve. This was partially offset by reductions in legal accruals as a result of correcting for an over-accrual as of the balance sheet date.
(14)
Accrued compensation and benefits - The adjustment trues up employee bonus and benefit accruals to ultimate cash payments and corrects for the timing of recognition for certain bonus payments.
(15)
Current liabilities attributable to discontinued operations - The adjustment represents corrections to balance sheet reclassification as discussed in other items for this period.
(16)
Long-term deferred revenue - Approximately $6.0 million of the adjustment was recorded to correct for contract accounting and presentation related to contract settlements and terminations. This was partially offset by the cumulative balance sheet impact of revenue adjustments, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(17)
Other liabilities - The adjustment primarily relates to the correction of classification for liabilities attributable to discontinued operations of approximately $3.6 million, partially offset by an additional tax accrual based on the tax impact of the various restatement adjustments.
(18)
Additional paid-in-capital - The adjustment relates to the correction of accounting related to warrants.

	March 31, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$513,400	$2,470	1	$515,870	$(59,628)	$456,242
Restricted cash	2,110	—		2,110	(802)	1,308
Accounts receivable, net of allowance	359,068	(41,063)	2	318,005	(220,199)	97,806
Contract assets	106,945	(23,905)	3	83,040	(14,629)	68,411
Income tax receivable	25,421	1,868	4	27,289	—	27,289
Prepaid expenses and other current assets	128,493	(6,618)	5	121,875	(77,390)	44,485
Current assets attributable to discontinued operations	—	—		—	346,154	346,154
Total current assets	1,135,437	(67,248)		1,068,189	(26,494)	1,041,695
Fixed assets, net	67,376	—		67,376	(41,555)	25,821
Software development costs, net	188,716	—		188,716	(107,200)	81,516
Intangible assets, net	273,927	—		273,927	(112,034)	161,893
Goodwill	974,772	25,701	6	1,000,473	(501,823)	498,650
Deferred taxes, net	5,779	—		5,779	(5,779)	—
Contract assets - long-term	45,845	(39,024)	3	6,821	(6,821)	—
Right-of-use assets - operating leases	90,180	—		90,180	(65,693)	24,487
Other assets	89,360	(1,674)	7	87,686	(25,497)	62,189
Long-term assets attributable to discontinued operations	—	—		—	890,557	890,557
Total assets	$2,871,392	$(82,245)		$2,789,147	$(2,339)	$2,786,808

	March 31, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,886	$(696)	8	$26,190	$(16,593)	$9,597
Accrued expenses	93,499	3,256	9	96,755	(37,866)	58,889
Accrued compensation and benefits	84,153	(2,413)	10	81,740	(54,996)	26,744
Deferred revenue	380,355	(38,261)	3	342,094	(231,495)	110,599
Current operating lease liabilities	22,571	—		22,571	(15,542)	7,029
Current liabilities attributable to discontinued operations	272,872	—		272,872	359,500	632,372
Total current liabilities	880,336	(38,114)		842,222	3,008	845,230
Long-term debt	169,442	—		169,442	—	169,442
Long-term deferred revenue	3,020	(3,009)	11	11	—	11
Deferred taxes, net	16,898	889	12	17,787	—	17,787
Long-term operating lease liabilities	87,703	—		87,703	(66,515)	21,188
Other liabilities	35,335	(379)	13	34,956	(1,397)	33,559
Long-term liabilities attributable to discontinued operations	—	—		—	62,565	62,565
Total liabilities	1,192,734	(40,613)		1,152,121	(2,339)	1,149,782
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2021	—	—		—	—	—
Common stock: $0.01 par value, 349,000 shares authorized as of March 31, 2021; 275,241 and 140,626 shares issued and outstanding as of March 31, 2021, respectively	2,751	—		2,751	—	2,751
Treasury stock: at cost, 134,616 shares as of March 31, 2021	(870,558)	—		(870,558)	—	(870,558)
Additional paid-in capital	1,906,534	—		1,906,534	—	1,906,534
Retained earnings	642,175	(41,636)		600,539	—	600,539
Accumulated other comprehensive loss	(2,244)	4		(2,240)	—	(2,240)
Total stockholders’ equity	1,678,658	(41,632)		1,637,026	—	1,637,026
Total liabilities and stockholders’ equity	$2,871,392	$(82,245)		$2,789,147	$(2,339)	$2,786,808

(1)
Cash and cash equivalents - The adjustment represents a reclassification of cash balances that were inappropriately classified within accounts payable and accounts receivable, net.
(2)
Accounts receivable, net - Approximately $22.0 million of the decrease represents the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations. The remaining adjustment primarily relates to the cumulative balance sheet impact of adjustments associated with software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, the write-off of any unsupported customer balances and the correction of balance sheet presentation within cash, accounts receivable, contract assets and deferred revenue.
(3)
Contract assets, current and long-term and deferred revenue - The adjustment relates to the cumulative balance sheet impact of revenue adjustments, the write-off of unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(4)
Income tax receivable - The adjustment represents the impact on tax receivable from the restatement adjustments.
(5)
Prepaid expenses and other current assets - The adjustment primarily relates to the tax impact of restatement adjustments including the true up of advanced taxes as of the balance sheet date.
(6)
Goodwill - Previously recorded goodwill impairment charges were adjusted to reflect the restated carrying value of the business.
(7)
Other assets - The adjustment represents immaterial balance sheet adjustments.
(8)
Accounts payable - The adjustment primarily relates to a $1.0 million correction of stale general accrual balance that was written off to retained earnings as of 2020, partially offset by the cash account reclassification in item (1) above.
(9)
Accrued expenses - Approximately $4.0 million was reclassified on the balance sheet related to contract settlements and terminations. This was partially offset by reductions to legal accruals as a result of correcting for an over-accrual as of the balance sheet date.

(10)
Accrued compensation and benefits - The adjustment trues up employee bonus and benefit accruals to ultimate cash payments and corrects for the timing of recognition for certain bonus payments.
(11)
Long-term deferred revenue - Approximately $6.0 million was recorded to correct for contract accounting and presentation related to contract settlements and terminations. This was partially offset by adjustments that relate to the cumulative balance sheet impact of revenue adjustments, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets, deferred revenue and assets/liabilities attributable to discontinued operations discussed in item (2) above.
(12)
Deferred taxes, net - The adjustment represents the deferred tax impact of the various restatement adjustments.
(13)
Other liabilities - The adjustment represents immaterial balance sheet adjustments.

	June 30, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$229,254	$2,504	1	$231,758	$(69,698)	$162,060
Restricted cash	2,129	—		2,129	(822)	1,307
Accounts receivable, net of allowance	338,587	(37,607)	2	300,980	(203,811)	97,169
Contract assets	120,051	(54,209)	3	65,842	(18,460)	47,382
Prepaid expenses and other current assets	150,968	(6,783)	4	144,185	(99,735)	44,450
Current assets attributable to discontinued operations	—	—		—	376,785	376,785
Total current assets	840,989	(96,095)		744,894	(15,741)	729,153
Fixed assets, net	59,077	—		59,077	(35,912)	23,165
Software development costs, net	182,848	—		182,848	(101,415)	81,433
Intangible assets, net	261,258	—		261,258	(103,499)	157,759
Goodwill	974,834	25,701	5	1,000,535	(501,823)	498,712
Deferred taxes, net	5,872	—		5,872	(5,872)	—
Contract assets - long-term	49,849	(41,241)	3	8,608	(8,608)	—
Right-of-use assets - operating leases	75,052	—		75,052	(53,446)	21,606
Other assets	90,521	23	6	90,544	(22,622)	67,922
Long-term assets attributable to discontinued operations	—	—		—	849,625	849,625
Total assets	$2,540,300	$(111,612)		$2,428,688	$687	$2,429,375

	June 30, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,782	$(398)	7	$26,384	$(12,378)	$14,006
Accrued expenses	88,780	2,002	8	90,782	(26,571)	64,211
Accrued compensation and benefits	94,185	(4,790)	9	89,395	(60,369)	29,026
Deferred revenue	364,000	(73,877)	3	290,123	(202,260)	87,863
Current operating lease liabilities	19,662	—		19,662	(12,969)	6,693
Current liabilities attributable to discontinued operations	2,670	—		2,670	320,690	323,360
Total current liabilities	596,079	(77,063)		519,016	6,143	525,159
Long-term debt	421,312	—		421,312	—	421,312
Long-term deferred revenue	2,862	(2,792)	10	70	—	70
Deferred taxes, net	17,797	450	11	18,247	—	18,247
Long-term operating lease liabilities	71,597	—		71,597	(51,909)	19,688
Other liabilities	37,179	—		37,179	(3,113)	34,066
Long-term liabilities attributable to discontinued operations	—	—		—	49,566	49,566
Total liabilities	1,146,826	(79,405)		1,067,421	687	1,068,108
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2021	—	—		—	—	—
Common stock: $0.01 par value, 349,000 shares authorized as of June 30, 2021; 276,668 and 125,011 shares issued and outstanding as of June 30, 2021, respectively	2,766	—		2,766	—	2,766
Treasury stock: at cost, 151,657 shares as of June 30, 2021	(1,174,498)	—		(1,174,498)	—	(1,174,498)
Additional paid-in capital	1,903,542	—		1,903,542	—	1,903,542
Retained earnings	664,101	(32,213)		631,888	—	631,888
Accumulated other comprehensive loss	(2,437)	6		(2,431)	—	(2,431)
Total stockholders’ equity	1,393,474	(32,207)		1,361,267	—	1,361,267
Total liabilities and stockholders’ equity	$2,540,300	$(111,612)		$2,428,688	$687	$2,429,375

(1)
Cash and cash equivalents - The adjustment represents a reclassification of cash balances that were inappropriately classified within accounts payable and accounts receivable, net.
(2)
Accounts receivable, net - Approximately $26.0 million of the decrease represents the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations. The remaining adjustment primarily relates to the cumulative balance sheet impact of adjustments associated with software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, the write-off of any unsupported customer balances and the correction of balance sheet presentation within cash, accounts receivable, contract assets and deferred revenue.
(3)
Contract assets, current and long-term and deferred revenue - The adjustment relates to the cumulative balance sheet impact of revenue adjustments, the write-off of unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(4)
Prepaid expenses and other current assets - The adjustment primarily relates to the tax impact of restatement adjustments including the true up of advanced taxes as of the balance sheet date.
(5)
Goodwill - Previously recorded goodwill impairment charges were adjusted to reflect the restated carrying value of the business.
(6)
Other assets - The adjustment represents immaterial balance sheet adjustments.
(7)
Accounts payable - The adjustment primarily relates to a $1.0 million correction of stale general accrual balance that was written off to retained earnings as of 2020, partially offset by the cash account reclassification in item (1) above.

(8)
Accrued expenses - Approximately $4.0 million was reclassified on the balance sheet related to contract settlements and terminations. This was partially offset by reductions to legal accruals as a result of correcting for an over-accrual as of the balance sheet date.
(9)
Accrued compensation and benefits - The adjustment trues up employee bonus and benefit accruals to ultimate cash payments and corrects for the timing of recognition for certain bonus payments.
(10)
Long-term deferred revenue - Approximately $6.0 million was recorded to correct for contract accounting and presentation related to contract settlements and terminations. This was partially offset by adjustments that relate to the cumulative balance sheet impact of revenue adjustments, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets, deferred revenue and assets/liabilities attributable to discontinued operations discussed in item (2) above.
(11)
Deferred taxes, net - The adjustment represents the deferred tax impact of the various restatement adjustments.

	September 30, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current assets:
Cash and cash equivalents	$214,179	$2,534	1	$216,713	$(71,846)	$144,867
Restricted cash	2,141	—		2,141	(834)	1,307
Accounts receivable, net of allowance	340,924	(38,065)	2	302,859	(199,263)	103,596
Contract assets	123,244	(42,014)	3	81,230	(18,307)	62,923
Prepaid expenses and other current assets	124,473	(6,281)	4	118,192	(78,510)	39,682
Current assets attributable to discontinued operations	—	—		—	351,278	351,278
Total current assets	804,961	(83,826)		721,135	(17,482)	703,653
Fixed assets, net	53,667	—		53,667	(33,312)	20,355
Software development costs, net	176,721	—		176,721	(96,994)	79,727
Intangible assets, net	248,408	—		248,408	(94,760)	153,648
Goodwill	974,427	25,701	5	1,000,128	(501,823)	498,305
Deferred taxes, net	6,118	—		6,118	(6,118)	—
Contract assets - long-term	51,119	(42,583)	3	8,536	(8,536)	—
Right-of-use assets - operating leases	70,297	—		70,297	(50,455)	19,842
Other assets	98,588	1,771	6	100,359	(18,426)	81,933
Long-term assets attributable to discontinued operations	—	—		—	827,568	827,568
Total assets	$2,484,306	$(98,937)		$2,385,369	$(338)	$2,385,031

	September 30, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Reference	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,801	$(316)	7	$21,485	$(11,558)	$9,927
Accrued expenses	93,546	643	8	94,189	(25,382)	68,807
Accrued compensation and benefits	92,737	2,562	9	95,299	(63,999)	31,300
Deferred revenue	337,884	(63,368)	3	274,516	(174,055)	100,461
Current operating lease liabilities	19,264	—		19,264	(12,912)	6,352
Current liabilities attributable to discontinued operations	1,708	—		1,708	293,133	294,841
Total current liabilities	566,940	(60,479)		506,461	5,227	511,688
Long-term debt	373,187	—		373,187	—	373,187
Long-term deferred revenue	4,538	(4,448)	10	90	—	90
Deferred taxes, net	16,494	—		16,494	—	16,494
Long-term operating lease liabilities	67,057	—		67,057	(48,833)	18,224
Other liabilities	37,503	—		37,503	(3,113)	34,390
Long-term liabilities attributable to discontinued operations	—	—		—	46,381	46,381
Total liabilities	1,065,719	(64,927)		1,000,792	(338)	1,000,454
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2021	—	—		—	—	—
Common stock: $0.01 par value, 349,000 shares authorized as of September 30, 2021; 276,697 and 122,570 shares issued and outstanding as of September 30, 2021, respectively	2,766	—		2,766	—	2,766
Treasury stock: at cost, 154,126 shares as of September 30, 2021	(1,213,315)	—		(1,213,315)	—	(1,213,315)
Additional paid-in capital	1,952,097	—		1,952,097	—	1,952,097
Retained earnings	680,281	(34,014)		646,267	—	646,267
Accumulated other comprehensive loss	(3,242)	4		(3,238)	—	(3,238)
Total stockholders’ equity	1,418,587	(34,010)		1,384,577	—	1,384,577
Total liabilities and stockholders’ equity	$2,484,306	$(98,937)		$2,385,369	$(338)	$2,385,031

(1)
Cash and cash equivalents - The adjustment represents a reclassification of cash balances that were inappropriately classified within accounts payable and accounts receivable, net.
(2)
Accounts receivable, net - Approximately $28.0 million of the decrease represents the cumulative impact of adjustments to correct contract accounting and presentation related to contract settlements and terminations. The remaining adjustment primarily relates to the cumulative balance sheet impact of adjustments associated with software tool configuration issues that resulted in corrections related to duplicate transactions and other errors, the write-off of any unsupported customer balances and the correction of balance sheet presentation within cash, accounts receivable, contract assets and deferred revenue.
(3)
Contract assets, current and long-term and deferred revenue - The adjustment relates to the cumulative balance sheet impact of revenue adjustments, the write-off of unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets and deferred revenue discussed in item (2) above.
(4)
Prepaid expenses and other current assets - The adjustment primarily relates to the tax impact of restatement adjustments including the true up of advanced taxes as of the balance sheet date.
(5)
Goodwill - Previously recorded goodwill impairment charges were adjusted to reflect the restated carrying value of the business.
(6)
Other assets - The adjustment relates to the correction for balance sheet presentation of amounts related to discontinued operations.
(7)
Accounts payable - The adjustment primarily relates to a $1.0 million correction of stale general accrual balance that was written off to retained earnings as of 2020, partially offset by the cash account reclassification in item (1) above.

(8)
Accrued expenses - Approximately $4.0 million was reclassified on the balance sheet related to contract settlements and terminations. This was partially offset by reductions to legal accruals as a result of correcting for an over-accrual as of the balance sheet date.
(9)
Accrued compensation and benefits - The adjustment trues up employee bonus and benefit accruals to ultimate cash payments and corrects for the timing of recognition for certain bonus payments.
(10)
Long-term deferred revenue - Approximately $6.0 million was recorded to correct for contract accounting and presentation related to contract settlements and terminations. This was partially offset by adjustments that relate to the cumulative balance sheet impact of revenue adjustments, the write-off of any unsupported customer balances and the correction of balance sheet presentation within accounts receivable, contract assets, deferred revenue and assets/liabilities attributable to discontinued operations discussed in item (2) above.

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Revenue:
Provider	$118,665	$(5,255)	a	$113,410
Payer and Life Science	24,007	(493)	b	23,514
Total revenue	142,672	(5,748)		136,924
Cost of revenue:
Provider	57,017	436	c	57,453
Payer and Life Science	12,174	(714)	d	11,460
Total cost of revenue	69,191	(278)		68,913
Gross profit	73,481	(5,470)		68,011
Selling, general and administrative expenses	41,318	3,345	e	44,663
Research and development	23,420	(691)	f	22,729
Asset impairment charges	—	2,016	g	2,016
Amortization of intangible and acquisition-related assets	2,171	—		2,171
Income (loss) from operations	6,572	(10,140)		(3,568)
Interest expense	(2,136)	—		(2,136)
Other income (loss), net	12	523	h	535
Equity in net income (loss) of unconsolidated investments	(398)	—		(398)
Income (loss) from continuing operations before income taxes	4,050	(9,617)		(5,567)
Income tax benefit (provision)	14,421	9,233	i	23,654
Income (loss) from continuing operations, net of tax	18,471	(384)		18,087
Income (loss) from discontinued operations	(5,021)	679	j	(4,342)
Income tax effect on discontinued operations	9,407	416	k	9,823
Income (loss) from discontinued operations, net of tax	4,386	1,095		5,481
Net income (loss)	$22,857	$711		$23,568

Net income (loss) per share:
Basic
Continuing operations	$0.16			$0.16
Discontinued operations	0.04			0.04
Net income (loss) per share - Basic	$0.20			$0.20

Diluted
Continuing operations	$0.14			$0.13
Discontinued operations	0.03			0.04
Net income (loss) per share - Diluted	$0.17			$0.17

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for revenue recognition related to contract settlements and terminations.
(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.

(c)
Provider cost of revenue - The adjustment relates to software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for accounting related to contract settlements and terminations.
(d)
Payer and Life Science cost of revenue - The adjustment results from application of appropriate accounting policies to new types of transactions.
(e)
Selling, general and administrative expenses - The adjustment primarily relates to corrections for accounting related to contract settlements and terminations, an increase in corporate bonus accrual expense and an increase in legal accruals to correct for an under-accrual during the period.
(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Asset impairment charges - The adjustment relates to lease impairment associated with the abandonment of certain leased spaces during the period.
(h)
Other income (loss), net - The adjustment primarily relates to the recording of previously unrecorded immaterial adjustments.
(i)
Income tax benefit (provision) - The adjustment relates to the tax impact of the other restatement entries discussed above.
(j)
Income (loss) from discontinued operations - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors associated with the Company’s discontinued operations.
(k)
Income tax effect on discontinued operations - The adjustment relates to the tax impact of the restatement entries discussed above associated with the Company’s discontinued operations.

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Revenue:
Provider	$118,939	$(4,829)	a	$114,110	$237,604	$(10,084)	a	$227,520
Payer and Life Science	31,959	2,414	b	34,373	55,966	1,921	b	57,887
Total revenue	150,898	(2,415)		148,483	293,570	(8,163)		285,407
Cost of revenue:
Provider	58,326	1,057	c	59,383	115,343	1,493	c	116,836
Payer and Life Science	13,090	(578)	d	12,512	25,264	(1,292)	d	23,972
Total cost of revenue	71,416	479		71,895	140,607	201		140,808
Gross profit	79,482	(2,894)		76,588	152,963	(8,364)		144,599
Selling, general and administrative expenses	59,847	(17,482)	e	42,365	101,165	(14,137)	e	87,028
Research and development	22,750	391	f	23,141	46,170	(300)	f	45,870
Asset impairment charges	—	361	g	361	—	2,377	g	2,377
Amortization of intangible and acquisition-related assets	2,241	13,000	h	15,241	4,412	13,000	h	17,412
Income (loss) from operations	(5,356)	836		(4,520)	1,216	(9,304)		(8,088)
Interest expense	(1,887)	—		(1,887)	(4,023)	—		(4,023)
Other income (loss), net	2,133	(24,198)	i	(22,065)	2,145	(23,675)	i	(21,530)
Impairment of long-term investments	—	(7,575)	j	(7,575)	—	(7,575)	j	(7,575)
Equity in net income (loss) of unconsolidated investments	(207)	(76)	k	(283)	(605)	(76)	k	(681)
Income (loss) from continuing operations before income taxes	(5,317)	(31,013)		(36,330)	(1,267)	(40,630)		(41,897)
Income tax benefit (provision)	8,579	19,446	l	28,025	23,000	28,679	l	51,679
Income (loss) from continuing operations, net of tax	3,262	(11,567)		(8,305)	21,733	(11,951)		9,782
Income (loss) from discontinued operations	(3,797)	844	m	(2,953)	(8,818)	1,523	m	(7,295)
Gain (loss) on sale of discontinued operations	2,765	(13,092)	n	(10,327)	2,765	(13,092)	n	(10,327)
Income tax effect on discontinued operations	(66,256)	4,834	o	(61,422)	(56,849)	5,250	o	(51,599)
Income (loss) from discontinued operations, net of tax	(67,288)	(7,414)		(74,702)	(62,902)	(6,319)		(69,221)
Net income (loss)	$(64,026)	$(18,981)		$(83,007)	$(41,169)	$(18,270)		$(59,439)

Net income (loss) per share:
Basic
Continuing operations	$0.03			$(0.07)	$0.19			$0.09
Discontinued operations	(0.59)			(0.65)	(0.55)			(0.60)
Net income (loss) per share - Basic	$(0.56)			$(0.73)	$(0.36)			$(0.52)

Diluted
Continuing operations	$0.03			$(0.07)	$0.17			$0.08
Discontinued operations	(0.57)			(0.65)	(0.46)			(0.51)
Net income (loss) per share - Diluted	$(0.54)			$(0.73)	$(0.29)			$(0.43)

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for revenue recognition related to contract settlements and terminations.
(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(c)
Provider cost of revenue - The adjustment relates to software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for accounting related to contract settlements and terminations.
(d)
Payer and Life Science cost of revenue - The adjustment results from application of appropriate accounting policies to new types of transactions.
(e)
Selling, general and administrative expenses - Approximately $15.0 million of the adjustment relates to a reclassification of activity related to our litigation reserve. Additionally, approximately $2.0 million related to a decrease in corporate bonus accrual expense and $2.0 million related to a decrease in the legal accrual to correct for an over-accrual during the three months ended June 30, 2022. This was partially offset by adjustments related to corrections for accounting related to contract settlements and terminations.
(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Asset impairment charges - The adjustment relates to lease impairment associated with the abandonment of certain leased spaces during the period.
(h)
Amortization of intangible and acquisition-related assets - The adjustment relates to the correction of additional expense recorded on trade names.
(i)
Other income (loss), net - Approximately $15.0 million of the adjustment represents activity related to our litigation reserve as noted in item (e) above. The remaining decrease primarily relates to corrections for accounting related to contract settlements and terminations and the recording of previously unrecorded immaterial adjustments.
(j)
Impairment of long-term investments - The adjustment relates to the correction of expense recorded for impairment of long-term investments.
(k)
Equity in net income (loss) of unconsolidated investments - The adjustment relates to immaterial activity related to the presentation of this line item.
(l)
Income tax benefit (provision) - The adjustment relates to the tax impact of the other restatement entries discussed above.
(m)
Income (loss) from discontinued operations - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors associated with the Company’s discontinued operations.
(n)
Gain (loss) on sale of discontinued operations - The adjustment relates to additional true up of amounts recorded on the sale of the HLPP business, including $6.9 million for the correction of accounting related to warrants.
(o)
Income tax effect on discontinued operations - The adjustment relates to the tax impact of the restatement entries discussed above associated with the Company’s discontinued operations.

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Revenue:
Provider	$122,811	$(6,775)	a	$116,036	$360,415	$(16,859)	a	$343,556
Payer and Life Science	29,111	1,251	b	30,362	85,077	3,172	b	88,249
Total revenue	151,922	(5,524)		146,398	445,492	(13,687)		431,805
Cost of revenue:
Provider	57,252	556	c	57,808	172,595	2,049	c	174,644
Payer and Life Science	11,234	386	d	11,620	36,498	(906)	d	35,592
Total cost of revenue	68,486	942		69,428	209,093	1,143		210,236
Gross profit	83,436	(6,466)		76,970	236,399	(14,830)		221,569
Selling, general and administrative expenses	32,518	6,004	e	38,522	133,683	(8,133)	e	125,550
Research and development	23,681	1,357	f	25,038	69,851	1,057	f	70,908
Asset impairment charges	—	1,227	g	1,227	—	3,604	g	3,604
Amortization of intangible and acquisition-related assets	2,236	19,500	h	21,736	6,648	32,500	h	39,148
Income (loss) from operations	25,001	(34,554)		(9,553)	26,217	(43,858)		(17,641)
Interest expense	(1,246)	—		(1,246)	(5,269)	—		(5,269)
Other income (loss), net	1,655	(3,265)	i	(1,610)	3,800	(26,940)	i	(23,140)
Impairment of long-term investments	—	—		—	—	(7,575)	j	(7,575)
Equity in net income (loss) of unconsolidated investments	(617)	—		(617)	(1,222)	(76)	k	(1,298)
Income (loss) from continuing operations before income taxes	24,793	(37,819)		(13,026)	23,526	(78,449)		(54,923)
Income tax benefit (provision)	(13,868)	23,948	l	10,080	9,132	52,627	l	61,759
Income (loss) from continuing operations, net of tax	10,925	(13,871)		(2,946)	32,658	(25,822)		6,836
Income (loss) from discontinued operations	(434)	(21)	m	(455)	(9,252)	1,502	m	(7,750)
Gain (loss) on sale of discontinued operations	5,174	(5,174)	n	—	7,939	(18,266)	n	(10,327)
Income tax effect on discontinued operations	(1,137)	4,070	o	2,933	(57,986)	9,320	o	(48,666)
Income (loss) from discontinued operations, net of tax	3,603	(1,125)		2,478	(59,299)	(7,444)		(66,743)
Net income (loss)	$14,528	$(14,996)		$(468)	$(26,641)	$(33,266)		$(59,907)

Net income (loss) per share:
Basic
Continuing operations	$0.10			$(0.03)	$0.29			$0.06
Discontinued operations	0.03			0.02	(0.52)			(0.59)
Net income (loss) per share - Basic	$0.13			$(0.01)	$(0.23)			$(0.53)

Diluted
Continuing operations	$0.09			$(0.03)	$0.25			$0.07
Discontinued operations	0.03			0.02	(0.44)			(0.56)
Net income (loss) per share - Diluted	$0.12			$(0.01)	$(0.19)			$(0.49)

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for revenue recognition related to contract settlements and terminations.
(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(c)
Provider cost of revenue - The adjustment relates to software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for accounting related to contract settlements and terminations.
(d)
Payer and Life Science cost of revenue - The adjustment results from application of appropriate accounting policies to new types of transactions.
(e)
Selling, general and administrative expenses - For the three months ended September 30, 2022, the adjustment primarily relates to an approximately $2.0 million increase as a true up of additional corporate bonus accrual expense, $2.0 million related to an increase in legal accrual to correct for an under-accrual during the period and $1.0 million in stock compensation expense as a result of the correction of accounting related to warrants. The remaining activity primarily relates to corrections for accounting related to contract settlements and terminations. See the restated six month period ended June 30, 2022 item (e) for year-to-date offsetting activity.
(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Asset impairment charges - The adjustment relates to lease impairment associated with the abandonment of certain leased spaces during the period.
(h)
Amortization of intangible and acquisition-related assets - The adjustment relates to additional expense recorded on trade names during the period.
(i)
Other income (loss), net - The adjustment primarily represents additional activity related to our litigation reserve. See the restated six month period ended June 30, 2022 item (i) for full year-to-date activity.
(j)
Impairment of long-term investments - The adjustment relates to the correction of expense recorded for impairment of long-term investments.
(k)
Equity in net income (loss) of unconsolidated investments - The adjustment relates to immaterial activity related to the presentation of this line.
(l)
Income tax benefit (provision) - The adjustment relates to the tax impact of the other restatement entries discussed above.
(m)
Income (loss) from discontinued operations - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors associated with the Company’s discontinued operations.
(n)
Gain (loss) on sale of discontinued operations - The adjustment relates to additional true up of amounts recorded on the sale of the HLPP business, including $6.9 million for the correction of accounting related to warrants.
(o)
Income tax effect on discontinued operations - The adjustment relates to the tax impact of the restatement entries discussed above associated with the Company’s discontinued operations.

	Three Months Ended March 31, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Revenue:
Provider	$111,170	$1,995	a	$113,165
Payer and Life Science	22,482	(883)	b	21,599
Total revenue	133,652	1,112		134,764
Cost of revenue:
Provider	58,866	123	c	58,989
Payer and Life Science	11,869	139	d	12,008
Total cost of revenue	70,735	262		70,997
Gross profit	62,917	850		63,767
Selling, general and administrative expenses	32,164	(1,210)	e	30,954
Research and development	20,660	(563)	f	20,097
Amortization of intangible and acquisition-related assets	2,364	—		2,364
Income (loss) from operations	7,729	2,623		10,352
Interest expense	(3,143)	241	g	(2,902)
Other income (loss), net	798	458	h	1,256
Equity in net income (loss) of unconsolidated investments	22	—		22
Income (loss) from continuing operations before income taxes	5,406	3,322		8,728
Income tax benefit (provision)	(1,106)	(1,837)	i	(2,943)
Income (loss) from continuing operations, net of tax	4,300	1,485		5,785
Income (loss) from discontinued operations	5,820	13,096	j	18,916
Gain (loss) on sale of discontinued operations	647	—		647
Income tax effect on discontinued operations	(1,710)	(3,329)	k	(5,039)
Income (loss) from discontinued operations, net of tax	4,757	9,767		14,524
Net income (loss)	$9,057	$11,252		$20,309

Net income (loss) per share:
Basic
Continuing operations	$0.03			$0.04
Discontinued operations	0.03			0.10
Net income (loss) per share - Basic	$0.06			$0.14

Diluted
Continuing operations	$0.03			$0.04
Discontinued operations	0.03			0.10
Net income (loss) per share - Diluted	$0.06			$0.14

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for revenue recognition related to contract settlements and terminations.
(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(c)
Provider cost of revenue - The adjustment relates to software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for accounting related to contract settlements and terminations.
(d)
Payer and Life Science cost of revenue - The adjustment results from application of appropriate accounting policies to new types of transactions.
(e)
Selling, general and administrative expenses - The adjustment primarily relates to corrections for accounting related to contract settlements and terminations and a reduction in legal accruals to correct for an over-accrual during the period.
(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Interest expense - The adjustment trues up the expense recorded during the period for interest owed on debt.
(h)
Other income (loss), net - The adjustment primarily relates to the recording of previously unrecorded immaterial adjustments.
(i)
Income tax benefit (provision) - The adjustment relates to the tax impact of the other restatement entries discussed above.

(j)
Income (loss) from discontinued operations - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors associated with the Company’s discontinued operations.
(k)
Income tax effect on discontinued operations - The adjustment relates to the tax impact of the restatement entries discussed above associated with the Company’s discontinued operations.

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Revenue:
Provider	$115,904	$1,416	a	$117,320	$227,074	$3,411	a	$230,485
Payer and Life Science	25,302	$(1,599)	b	23,703	47,784	(2,482)	b	45,302
Total revenue	141,206	(183)		141,023	274,858	929		275,787
Cost of revenue:
Provider	60,094	897	c	60,991	118,960	1,020	c	119,980
Payer and Life Science	12,693	(311)	d	12,382	24,562	(172)	d	24,390
Total cost of revenue	72,787	586		73,373	143,522	848		144,370
Gross profit	68,419	(769)		67,650	131,336	81		131,417
Selling, general and administrative expenses	28,124	(178)	e	27,946	60,288	(1,388)	e	58,900
Research and development	20,942	(359)	f	20,583	41,602	(922)	f	40,680
Asset impairment charges	172	(1)		171	172	(1)		171
Amortization of intangible and acquisition-related assets	2,363	—		2,363	4,727	—		4,727
Income (loss) from operations	16,818	(231)		16,587	24,547	2,392		26,939
Interest expense	(2,949)	—		(2,949)	(6,092)	241	g	(5,851)
Other income (loss), net	16,528	1,897	h	18,425	17,326	2,355	h	19,681
Equity in net income (loss) of unconsolidated investments	(86)	—		(86)	(64)	—		(64)
Income (loss) from continuing operations before income taxes	30,311	1,666		31,977	35,717	4,988		40,705
Income tax benefit (provision)	(4,168)	573	i	(3,595)	(5,274)	(1,264)	i	(6,538)
Income (loss) from continuing operations, net of tax	26,143	2,239		28,382	30,443	3,724		34,167
Income (loss) from discontinued operations	(6,178)	9,353	j	3,175	(358)	22,449	j	22,091
Gain (loss) on sale of discontinued operations	—	—		—	647	—		647
Income tax effect on discontinued operations	1,961	(2,169)	k	(208)	251	(5,498)	k	(5,247)
Income (loss) from discontinued operations, net of tax	(4,217)	7,184		2,967	540	16,951		17,491
Net income (loss)	$21,926	$9,423		$31,349	$30,983	$20,675		$51,658

Net income (loss) per share:
Basic
Continuing operations	$0.19			$0.21	$0.22			$0.25
Discontinued operations	(0.03)			0.02	0.00			0.12
Net income (loss) per share - Basic	$0.16			$0.23	$0.22			$0.37

Diluted
Continuing operations	$0.18			$0.20	$0.21			$0.23
Discontinued operations	(0.03)			0.02	0.00			0.12
Net income (loss) per share - Diluted	$0.15			$0.22	$0.21			$0.35

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for revenue recognition related to contract settlements and terminations.
(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(c)
Provider cost of revenue - The adjustment relates to software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for accounting related to contract settlements and terminations.
(d)
Payer and Life Science cost of revenue - The adjustment results from application of appropriate accounting policies to new types of transactions.
(e)
Selling, general and administrative expenses - The adjustment for the three months ended June 30, 2021 primarily relates to a reduction in legal accruals to correct for an over-accrual during the period, partially offset by corrections for accounting related to contract settlements and terminations. See the restated three month period ended March 31, 2021 item (e) for additional year-to-date activity.
(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Interest expense - The adjustment trues up the expense recorded during the period for interest owed on debt.
(h)
Other income (loss), net - The adjustment primarily relates to additional activity related to our litigation reserve and the recording of previously unrecorded immaterial adjustments.
(i)
Income tax benefit (provision) - The adjustment relates to the tax impact of the other restatement entries discussed above.
(j)
Income (loss) from discontinued operations - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors associated with the Company's discontinued operations.
(k)
Income tax effect on discontinued operations - The adjustment relates to the tax impact of the restatement entries discussed above associated with the Company’s discontinued operations.

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In thousands, except per share amounts)	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	Restatement Reference	As Restated
Revenue:
Provider	$118,179	$494	a	$118,673	$345,253	$3,905	a	$349,158
Payer and Life Science	26,489	(744)	b	25,745	74,273	(3,226)	b	71,047
Total revenue	144,668	(250)		144,418	419,526	679		420,205
Cost of revenue:
Provider	61,606	1,841	c	63,447	180,566	2,861	c	183,427
Payer and Life Science	13,422	(80)	d	13,342	37,984	(252)	d	37,732
Total cost of revenue	75,028	1,761		76,789	218,550	2,609		221,159
Gross profit	69,640	(2,011)		67,629	200,976	(1,930)		199,046
Selling, general and administrative expenses	27,392	834	e	28,226	87,680	(554)	e	87,126
Research and development	21,042	960	f	22,002	62,644	38	f	62,682
Asset impairment charges	359	—		359	531	(1)		530
Amortization of intangible and acquisition-related assets	2,363	—		2,363	7,090	—		7,090
Income (loss) from operations	18,484	(3,805)		14,679	43,031	(1,413)		41,618
Interest expense	(3,617)	—		(3,617)	(9,709)	241	g	(9,468)
Other income (loss), net	4,493	1,426	h	5,919	21,819	3,781	h	25,600
Gain (loss) on sale of businesses, net	8,363	—		8,363	8,363	—		8,363
Equity in net income (loss) of unconsolidated investments	(257)	—		(257)	(321)	—		(321)
Income (loss) from continuing operations before income taxes	27,466	(2,379)		25,087	63,183	2,609		65,792
Income tax benefit (provision)	(7,190)	1,251	i	(5,939)	(12,464)	(13)	i	(12,477)
Income (loss) from continuing operations, net of tax	20,276	(1,128)		19,148	50,719	2,596		53,315
Income (loss) from discontinued operations	(6,187)	(621)	j	(6,808)	(6,545)	21,828	j	15,283
Gain (loss) on sale of discontinued operations	—	—		—	647	—		647
Income tax effect on discontinued operations	2,091	(52)	k	2,039	2,342	(5,550)	k	(3,208)
Income (loss) from discontinued operations, net of tax	(4,096)	(673)		(4,769)	(3,556)	16,278		12,722
Net income (loss)	$16,180	$(1,801)		$14,379	$47,163	$18,874		$66,037

Net income (loss) per share:
Basic
Continuing operations	$0.16			$0.15	$0.38			$0.40
Discontinued operations	(0.03)			(0.04)	(0.03)			0.10
Net income (loss) per share - Basic	$0.13			$0.12	$0.35			$0.49

Diluted
Continuing operations	$0.15			$0.15	$0.36			$0.38
Discontinued operations	(0.03)			(0.04)	(0.03)			0.09
Net income (loss) per share - Diluted	$0.12			$0.11	$0.33			$0.46

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for revenue recognition related to contract settlements and terminations.
(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(c)
Provider cost of revenue - The adjustment relates to software tool configuration issues that resulted in corrections related to duplicate transactions and other errors and corrections for accounting related to contract settlements and terminations.
(d)
Payer and Life Science cost of revenue - The adjustment results from application of appropriate accounting policies to new types of transactions.
(e)
Selling, general and administrative expenses - The adjustment for the three months ended September 30, 2021 primarily relates to an increase in expense for corrections for accounting related to contract settlements and terminations, partially offset by a reduction in legal accruals to correct for an over-accrual during the period. See the restated six month period ended June 30, 2021 item (e) for additional offsetting year-to-date activity.
(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Interest expense - The adjustment trues up the expense recorded during the period for interest owed on debt.
(h)
Other income (loss), net - The adjustment primarily relates to the recording of previously unrecorded immaterial adjustments. See the restated six month period ended June 30, 2021 item (h) for additional year-to-date activity.
(i)
Income tax benefit (provision) - The adjustment relates to the tax impact of the other restatement entries discussed above.
(j)
Income (loss) from discontinued operations - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors associated with the Company's discontinued operations.
(k)
Income tax effect on discontinued operations - The adjustment relates to the tax impact of the restatement entries discussed above associated with the Company’s discontinued operations.

	Three Months Ended December 31, 2021
(In thousands, except per share amounts)	As Reported*	Restatement Adjustment	Restatement Reference	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Revenue:
Provider	$362,784	$(5,964)	a	$356,820	$(227,560)	$129,260
Payer and Life Science	28,915	(953)	b	27,962	—	27,962
Total revenue	391,699	(6,917)		384,782	(227,560)	157,222
Cost of revenue:
Provider	209,405	(432)	c	208,973	(148,229)	60,744
Payer and Life Science	13,308	(230)	d	13,078	—	13,078
Total cost of revenue	222,713	(662)		222,051	(148,229)	73,822
Gross profit	168,986	(6,255)		162,731	(79,331)	83,400
Selling, general and administrative expenses	74,223	610	e	74,833	(50,199)	24,634
Research and development	47,739	(911)	f	46,828	(25,407)	21,421
Asset impairment charges	9	—		9	(7)	2
Amortization of intangible and acquisition-related assets	5,643	—		5,643	(3,451)	2,192
Income (loss) from operations	41,372	(5,954)		35,418	(267)	35,151
Interest expense	(3,457)	—		(3,457)	—	(3,457)
Other income (loss), net	65,172	(1,706)	g	63,466	(177)	63,289
Gain (loss) on sale of businesses, net	7	—		7	—	7
Impairment of long-term investments	—	(5,155)	h	(5,155)	—	(5,155)
Equity in net income (loss) of unconsolidated investments	2,078	—		2,078	—	2,078
Income (loss) from continuing operations before income taxes	105,172	(12,815)		92,357	(444)	91,913
Income tax benefit (provision)	(17,898)	(931)	i	(18,829)	1,379	(17,450)
Income (loss) from continuing operations, net of tax	87,274	(13,746)		73,528	935	74,463
Income (loss) from discontinued operations	—	—		—	444	444
Income tax effect on discontinued operations	—	—		—	(1,379)	(1,379)
Income (loss) from discontinued operations, net of tax	—	—		—	(935)	(935)
Net income (loss)	$87,274	$(13,746)		$73,528	$—	$73,528

Net income (loss) per share:
Basic
Continuing operations	$0.73					$0.62
Discontinued operations	0.00					0.00
Net income (loss) per share - Basic	$0.73					$0.62

Diluted
Continuing operations	$0.68					$0.58
Discontinued operations	0.00					(0.01)
Net income (loss) per share - Diluted	$0.68					$0.57

* These amounts have been recalculated for presentation as these segments were not reported in a previous Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed by the Company.

(a)
Provider revenue - The adjustment primarily relates to revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(b)
Payer and Life Science revenue - The adjustment results from application of appropriate accounting policies to new types of transactions and revenue recognition software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(c)
Provider cost of revenue - The adjustment relates to software tool configuration issues that resulted in corrections related to duplicate transactions and other errors.
(d)
Payer and Life Science cost of revenue - The adjustment results from application of appropriate accounting policies to new types of transactions.
(e)
Selling, general and administrative expenses - The adjustment primarily relates to an increase in legal accruals to correct for an under-accrual during the period, partially offset by corrections for accounting related to contract settlements and terminations.

(f)
Research and development - The adjustment primarily relates to the immaterial impact of various restatement adjustments and the allocation and reclassification of expenses.
(g)
Other income (loss), net - The adjustment primarily relates to the recording of previously unrecorded immaterial adjustments.
(h)
Impairment of long-term investments - The adjustment relates to the correction of expense recorded for impairment of long-term investments.
(i)
Income tax benefit (provision) - The adjustment relates to the tax impact of the restatement entries discussed above.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

The consolidated statements of comprehensive income (loss) for the three, six and nine month quarter-to-date and year-to-date periods in 2022 and 2021 have been restated, respectively, for the restatement impacts to net income (loss) and immaterial adjustments to foreign currency translation. Additionally, for the three and six months ended June 30, 2022 and the nine months ended September 30, 2022, adjustments were made to correct accounting errors as a result of the sale of the HLPP business. See the statement of operations reconciliation tables above for additional information on the restatement impacts to net income (loss).

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated
Net income (loss)	$22,857	$711	$23,568
Other comprehensive income (loss):
Foreign currency translation adjustments	(150)	—	(150)
Adjustment attributable to the sale of the HLPP business	—	(7)	(7)
Change in fair value of derivatives qualifying as cash flow hedges	(251)	—	(251)
Other comprehensive income (loss) before income tax benefit (provision)	(401)	(7)	(408)
Income tax benefit (provision) related to items in other comprehensive income (loss)	64	—	64
Total other comprehensive income (loss)	(337)	(7)	(344)
Comprehensive income (loss)	$22,520	$704	$23,224

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated
Net income (loss)	$(64,026)	$(18,981)	$(83,007)	$(41,169)	$(18,270)	$(59,439)
Other comprehensive income (loss):
Foreign currency translation adjustments	(717)	—	(717)	(867)	—	(867)
Adjustment attributable to the sale of the HLPP business	—	3,810	3,810	—	3,803	3,803
Change in fair value of derivatives qualifying as cash flow hedges	(153)	—	(153)	(404)	—	(404)
Other comprehensive income (loss) before income tax benefit (provision)	(870)	3,810	2,940	(1,271)	3,803	2,532
Income tax benefit (provision) related to items in other comprehensive income (loss)	38	—	38	102	—	102
Total other comprehensive income (loss)	(832)	3,810	2,978	(1,169)	3,803	2,634
Comprehensive income (loss)	$(64,858)	$(15,171)	$(80,029)	$(42,338)	$(14,467)	$(56,805)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated
Net income (loss)	$14,528	$(14,996)	$(468)	$(26,641)	$(33,266)	$(59,907)
Other comprehensive income (loss):
Foreign currency translation adjustments	59	—	59	(808)	—	(808)
Adjustment attributable to the sale of the HLPP business	—	—	—	—	3,803	3,803
Change in fair value of derivatives qualifying as cash flow hedges	(16)	—	(16)	(420)	—	(420)
Other comprehensive income (loss) before income tax benefit (provision)	43	—	43	(1,228)	3,803	2,575
Income tax benefit (provision) related to items in other comprehensive income (loss)	5	—	5	107	—	107
Total other comprehensive income (loss)	48	—	48	(1,121)	3,803	2,682
Comprehensive income (loss)	$14,576	$(14,996)	$(420)	$(27,762)	$(29,463)	$(57,225)

	Three Months Ended March 31, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Net income (loss)	$9,057	$11,252	$20,309
Other comprehensive income (loss):
Foreign currency translation adjustments	99	(2)	97
Change in fair value of derivatives qualifying as cash flow hedges	(681)	—	(681)
Other comprehensive income (loss) before income tax benefit (provision)	(582)	(2)	(584)
Income tax benefit (provision) related to items in other comprehensive income (loss)	176	—	176
Total other comprehensive income (loss)	(406)	(2)	(408)
Comprehensive income (loss)	$8,651	$11,250	$19,901

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Net income (loss)	$21,926	$9,423	$31,349	$30,983	$20,675	$51,658
Other comprehensive income (loss):
Foreign currency translation adjustments	421	2	423	520	—	520
Change in fair value of derivatives qualifying as cash flow hedges	(828)	—	(828)	(1,509)	—	(1,509)
Other comprehensive income (loss) before income tax benefit (provision)	(407)	2	(405)	(989)	—	(989)
Income tax benefit (provision) related to items in other comprehensive income (loss)	214	—	214	390	—	390
Total other comprehensive income (loss)	(193)	2	(191)	(599)	—	(599)
Comprehensive income (loss)	$21,733	$9,425	$31,158	$30,384	$20,675	$51,059

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Net income (loss)	$16,180	$(1,801)	$14,379	$47,163	$18,874	$66,037
Other comprehensive income (loss):
Foreign currency translation adjustments	(805)	(2)	(807)	(285)	(2)	(287)
Change in fair value of derivatives qualifying as cash flow hedges	—	—	—	(1,509)	—	(1,509)
Other comprehensive income (loss) before income tax benefit (provision)	(805)	(2)	(807)	(1,794)	(2)	(1,796)
Income tax benefit (provision) related to items in other comprehensive income (loss)	—	—	—	390	—	390
Total other comprehensive income (loss)	(805)	(2)	(807)	(1,404)	(2)	(1,406)
Comprehensive income (loss)	$15,375	$(1,803)	$13,572	$45,759	$18,872	$64,631

Unaudited Consolidated Statements of Stockholders’ Equity

The consolidated statements of stockholders’ equity for the three, six, and nine month quarterly periods in 2022 and 2021 have been restated, respectively, for the restatement impacts to net income (loss) and immaterial adjustments to foreign currency translation. Additionally, for the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022, a restatement adjustment related to a correction in accounting for warrants was recorded to stock-based compensation within additional paid-in capital. See the quarterly statement of operations reconciliation tables above for additional information on the restatement impacts to net income (loss). For the misstatements arising in periods commencing prior to 2021, the cumulative impact of all periods prior to January 1, 2021 has been reflected as an adjustment to opening retained earnings as of that date in the consolidated statements of stockholders’ equity.

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated
Number of Common Shares Issued
Balance at beginning of period	276,705	—	276,705
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	991	—	991
Balance at end of period	277,696	—	277,696
Common Stock
Balance at beginning of period	$2,766	$—	$2,766
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	10	—	10
Balance at end of period	$2,776	$—	$2,776
Number of Treasury Stock Shares Purchased
Balance at beginning of period	(160,591)	—	(160,591)
Purchase of treasury stock	(2,313)	—	(2,313)
Balance at end of period	(162,904)	—	(162,904)
Treasury Stock
Balance at beginning of period	$(1,321,805)	$—	$(1,321,805)
Purchase of treasury stock	(49,679)	—	(49,679)
Balance at end of period	$(1,371,484)	$—	$(1,371,484)
Additional Paid-In Capital
Balance at beginning of period	$1,962,386	$—	$1,962,386
Stock-based compensation	10,822	—	10,822
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(13,301)	—	(13,301)
ASU 2020-06 implementation adjustments	(38,918)	—	(38,918)
Warrants issued	1,037	—	1,037
Balance at end of period	$1,922,026	$—	$1,922,026
Retained Earnings
Balance at beginning of period	$767,556	$(47,761)	$719,795
Net income (loss)	22,857	711	23,568
ASU 2020-06 implementation adjustments	12,477	—	12,477
Balance at end of period	$802,890	$(47,050)	$755,840
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(2,765)	$4	$(2,761)
Foreign currency translation adjustments, net	(150)	—	(150)
Adjustment attributable to the sale of the HLPP business	—	(7)	(7)
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	(187)	—	(187)
Balance at end of period	$(3,102)	$(3)	$(3,105)
Total Stockholders’ Equity at beginning of period	$1,408,138		$1,360,381
Total Stockholders’ Equity at end of period	$1,353,106		$1,306,053

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated
Number of Common Shares Issued
Balance at beginning of period	277,696	—	277,696	276,705	—	276,705
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,479	—	1,479	2,470	—	2,470
Balance at end of period	279,175	—	279,175	279,175	—	279,175
Common Stock
Balance at beginning of year	$2,776	$—	$2,776	$2,766	$—	$2,766
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	14	—	14	24	—	24
Balance at end of period	$2,790	$—	$2,790	$2,790	$—	$2,790
Number of Treasury Stock Shares Purchased
Balance at beginning of period	(162,904)	—	(162,904)	(160,591)	—	(160,591)
Purchase of treasury stock	(5,479)	—	(5,479)	(7,792)	—	(7,792)
Balance at end of period	(168,383)	—	(168,383)	(168,383)	—	(168,383)
Treasury Stock
Balance at beginning of year	$(1,371,484)	$—	$(1,371,484)	$(1,321,805)	$—	$(1,321,805)
Purchase of treasury stock	(93,693)	—	(93,693)	(143,372)	—	(143,372)
Balance at end of period	$(1,465,177)	$—	$(1,465,177)	$(1,465,177)	$—	$(1,465,177)
Additional Paid-In Capital
Balance at beginning of period	$1,922,026	$—	$1,922,026	$1,962,386	$—	$1,962,386
Stock-based compensation	9,129	(6,221)	2,908	19,952	(6,221)	13,731
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(14,608)	—	(14,608)	(27,910)	—	(27,910)
ASU 2020-06 implementation adjustments	—	—	—	(38,918)	—	(38,918)
Warrants issued	7,258	—	7,258	8,295	—	8,295
Balance at end of period	$1,923,805	$(6,221)	$1,917,584	$1,923,805	$(6,221)	$1,917,584
Retained Earnings
Balance at beginning of period	$802,890	$(47,050)	$755,840	$767,556	$(47,761)	$719,795
Net income (loss)	(64,026)	(18,981)	(83,007)	(41,169)	(18,270)	(59,439)
ASU 2020-06 implementation adjustments	—	—	—	12,477	—	12,477
Balance at end of period	$738,864	$(66,031)	$672,833	$738,864	$(66,031)	$672,833
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3,102)	$(3)	$(3,105)	$(2,765)	$4	$(2,761)
Foreign currency translation adjustments, net	(717)	—	(717)	(867)	—	(867)
Adjustment attributable to the sale of the HLPP business	—	3,810	3,810	—	3,803	3,803
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	(115)	—	(115)	(302)	—	(302)
Balance at end of period	$(3,934)	$3,807	$(127)	$(3,934)	$3,807	$(127)
Total Stockholders’ Equity at beginning of period	$1,353,106		$1,306,053	$1,408,138		$1,360,381
Total Stockholders’ Equity at end of period	$1,196,348		$1,127,903	$1,196,348		$1,127,903

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated
Number of Common Shares Issued
Balance at beginning of period	279,175	—	279,175	276,705	—	276,705
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	425	—	425	2,895	—	2,895
Balance at end of period	279,600	—	279,600	279,600	—	279,600
Common Stock
Balance at beginning of period	$2,790	$—	$2,790	$2,766	$—	$2,766
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	4	—	4	28	—	28
Balance at end of period	$2,794	$—	$2,794	$2,794	$—	$2,794
Number of Treasury Stock Shares Purchased
Balance at beginning of period	(168,383)	—	(168,383)	(160,591)	—	(160,591)
Purchase of treasury stock	(1,957)	—	(1,957)	(9,749)	—	(9,749)
Balance at end of period	(170,340)	—	(170,340)	(170,340)	—	(170,340)
Treasury Stock
Balance at beginning of period	$(1,465,177)	$—	$(1,465,177)	$(1,321,805)	$—	$(1,321,805)
Purchase of treasury stock	(33,659)	—	(33,659)	(177,031)	—	(177,031)
Balance at end of period	$(1,498,836)	$—	$(1,498,836)	$(1,498,836)	$—	$(1,498,836)
Additional Paid-In Capital
Balance at beginning of period	$1,923,805	$(6,221)	$1,917,584	$1,962,386	$—	$1,962,386
Stock-based compensation	4,553	1,037	5,590	24,503	(5,184)	19,319
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(4,799)	—	(4,799)	(32,707)	—	(32,707)
ASU 2020-06 implementation adjustments	—	—	—	(38,918)	—	(38,918)
Warrants issued	—	—	—	8,295	—	8,295
Balance at end of period	$1,923,559	$(5,184)	$1,918,375	$1,923,559	$(5,184)	$1,918,375
Retained Earnings
Balance at beginning of period	$738,864	$(66,031)	$672,833	$767,556	$(47,761)	$719,795
Net income (loss)	14,528	(14,996)	(468)	(26,641)	(33,266)	(59,907)
ASU 2020-06 implementation adjustments	—	—	—	12,477	—	12,477
Balance at end of period	$753,392	$(81,027)	$672,365	$753,392	$(81,027)	$672,365
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3,934)	$3,807	$(127)	$(2,765)	$4	$(2,761)
Foreign currency translation adjustments, net	59	—	59	(808)	—	(808)
Adjustment attributable to the sale of the HLPP business	—	—	—	—	3,803	3,803
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	(11)	—	(11)	(313)	—	(313)
Balance at end of period	$(3,886)	$3,807	$(79)	$(3,886)	$3,807	$(79)
Total Stockholders’ Equity at beginning of period	$1,196,348		$1,127,903	$1,408,138		$1,360,381
Total Stockholders’ Equity at end of period	$1,177,023		$1,094,619	$1,177,023		$1,094,619

	Three Months Ended March 31, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Number of Common Shares Issued
Balance at beginning of period	274,558	—	274,558
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	683	—	683
Balance at end of period	275,241	—	275,241
Common Stock
Balance at beginning of period	$2,745	$—	$2,745
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	6	—	6
Balance at end of period	$2,751	$—	$2,751
Number of Treasury Stock Shares Purchased
Balance at beginning of period	(134,616)	—	(134,616)
Balance at end of period	(134,616)	—	(134,616)
Treasury Stock
Balance at beginning of period	$(870,558)	$—	$(870,558)
Balance at end of period	$(870,558)	$—	$(870,558)
Additional Paid-In Capital
Balance at beginning of period	$1,902,776	$—	$1,902,776
Stock-based compensation	8,701	—	8,701
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(5,980)	—	(5,980)
Warrants issued	1,037	—	1,037
Balance at end of period	$1,906,534	$—	$1,906,534
Retained Earnings
Balance at beginning of period	$633,118	$(52,888)	$580,230
Net income	9,057	11,252	20,309
Balance at end of period	$642,175	$(41,636)	$600,539
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(1,838)	$6	$(1,832)
Foreign currency translation adjustments, net	99	(2)	97
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	(505)	—	(505)
Balance at end of period	$(2,244)	$4	$(2,240)
Total Stockholders’ Equity at beginning of period	$1,666,243		$1,613,361
Total Stockholders’ Equity at end of period	$1,678,658		$1,637,026

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Number of Common Shares Issued
Balance at beginning of period	275,241	—	275,241	274,558	—	274,558
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1,427	—	1,427	2,110	—	2,110
Balance at end of period	276,668	—	276,668	276,668	—	276,668
Common Stock
Balance at beginning of period	$2,751	$—	$2,751	$2,745	$—	$2,745
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	15	—	15	21	—	21
Balance at end of period	$2,766	$—	$2,766	$2,766	$—	$2,766
Number of Treasury Stock Shares Purchased
Balance at beginning of period	(134,616)	—	(134,616)	(134,616)	—	(134,616)
Issuance of treasury stock	33	—	33	33	—	33
Purchase of treasury stock	(6,397)	—	(6,397)	(6,397)	—	(6,397)
Accelerated share repurchase program	(10,677)	—	(10,677)	(10,677)	—	(10,677)
Balance at end of period	(151,657)	—	(151,657)	(151,657)	—	(151,657)
Treasury Stock
Balance at beginning of period	$(870,558)	$—	$(870,558)	$(870,558)	$—	$(870,558)
Issuance of treasury stock	465	—	465	465	—	465
Purchase of treasury stock	(108,953)	—	(108,953)	(108,953)	—	(108,953)
Accelerated share repurchase program	(195,452)	—	(195,452)	(195,452)	—	(195,452)
Balance at end of period	$(1,174,498)	$—	$(1,174,498)	$(1,174,498)	$—	$(1,174,498)
Additional Paid-In Capital
Balance at beginning of period	$1,906,534	$—	$1,906,534	$1,902,776	$—	$1,902,776
Stock-based compensation	8,383	—	8,383	17,084	—	17,084
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(7,932)	—	(7,932)	(13,912)	—	(13,912)
Accelerated share repurchase program	(4,548)	—	(4,548)	(4,548)	—	(4,548)
Issuance of treasury stock	69	—	69	69	—	69
Warrants issued	1,036	—	1,036	2,073	—	2,073
Balance at end of period	$1,903,542	$—	$1,903,542	$1,903,542	$—	$1,903,542
Retained Earnings
Balance at beginning of period	$642,175	$(41,636)	$600,539	$633,118	$(52,888)	$580,230
Net income (loss)	21,926	9,423	31,349	30,983	20,675	51,658
Prior period adjustments	—	—	—	—	—	—
Balance at end of period	$664,101	$(32,213)	$631,888	$664,101	$(32,213)	$631,888
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(2,244)	$4	$(2,240)	$(1,838)	$6	$(1,832)
Foreign currency translation adjustments, net	421	2	423	520	—	520
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	(614)	—	(614)	(1,119)	—	(1,119)
Balance at end of period	$(2,437)	$6	$(2,431)	$(2,437)	$6	$(2,431)
Total Stockholders’ Equity at beginning of period	$1,678,658		$1,637,026	$1,666,243		$1,613,361
Total Stockholders’ Equity at end of period	$1,393,474		$1,361,267	$1,393,474		$1,361,267

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Number of Common Shares Issued
Balance at beginning of period	276,668	—	276,668	274,558	—	274,558
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	29	—	29	2,139	—	2,139
Balance at end of period	276,697	—	276,697	276,697	—	276,697
Common Stock
Balance at beginning of period	$2,766	$—	$2,766	$2,745	$—	$2,745
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	—	—	—	21	—	21
Balance at end of period	$2,766	$—	$2,766	$2,766	$—	$2,766
Number of Treasury Stock Shares Purchased
Balance at beginning of period	(151,657)	—	(151,657)	(134,616)	—	(134,616)
Issuance of treasury stock	—	—	—	33	—	33
Purchase of treasury stock	—	—	—	(6,397)	—	(6,397)
Accelerated share repurchase program	(2,469)	—	(2,469)	(13,146)	—	(13,146)
Balance at end of period	(154,126)	—	(154,126)	(154,126)	—	(154,126)
Treasury Stock
Balance at beginning of period	$(1,174,498)	$—	$(1,174,498)	$(870,558)	$—	$(870,558)
Issuance of treasury stock	—	—	—	465	—	465
Purchase of treasury stock	—	—	—	(108,953)	—	(108,953)
Accelerated share repurchase program	(38,817)	—	(38,817)	(234,269)	—	(234,269)
Balance at end of period	$(1,213,315)	$—	$(1,213,315)	$(1,213,315)	$—	$(1,213,315)
Additional Paid-In Capital
Balance at beginning of period	$1,903,542	$—	$1,903,542	$1,902,776	$—	$1,902,776
Stock-based compensation	8,777	—	8,777	25,861	—	25,861
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(76)	—	(76)	(13,988)	—	(13,988)
Accelerated share repurchase program	38,817	—	38,817	34,269	—	34,269
Issuance of treasury stock	—	—	—	69	—	69
Warrants issued	1,037	—	1,037	3,110	—	3,110
Balance at end of period	$1,952,097	$—	$1,952,097	$1,952,097	$—	$1,952,097
Retained Earnings
Balance at beginning of period	$664,101	$(32,213)	$631,888	$633,118	$(52,888)	$580,230
Net income (loss)	16,180	(1,801)	14,379	47,163	18,874	66,037
Prior period adjustments	—	—	—	—	—	—
Balance at end of period	$680,281	$(34,014)	$646,267	$680,281	$(34,014)	$646,267
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(2,437)	$6	$(2,431)	$(1,838)	$6	$(1,832)
Foreign currency translation adjustments, net	(805)	(2)	(807)	(285)	(2)	(287)
Unrecognized loss on derivatives qualifying as cash flow hedges, net of tax	—	—	—	(1,119)	—	(1,119)
Balance at end of period	$(3,242)	$4	$(3,238)	$(3,242)	$4	$(3,238)
Total Stockholders’ Equity at beginning of period	$1,393,474		$1,361,267	$1,666,243		$1,613,361
Total Stockholders’ Equity at end of period	$1,418,587		$1,384,577	$1,418,587		$1,384,577

Unaudited Consolidated Statements of Cash Flows

The effect of the Restatement described above on the accompanying unaudited consolidated statements of cash flows for the three, six, and nine month periods in 2022 and 2021, respectively, is as follows:

	Three Months Ended March 31, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Cash flows from operating activities:
Net income (loss)	$22,857	$711	$23,568
Less: Income (loss) from discontinued operations	4,386	1,095	5,481
Income (loss) from continuing operations	18,471	(384)	18,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,101	2,150	16,251
Stock-based compensation expense	6,324	—	6,324
Deferred taxes	(17,042)	(12,355)	(29,397)
Impairment of assets and long-term investments	—	2,016	2,016
Equity in net (income) loss of unconsolidated investments	398	—	398
Other (income) loss, net	226	(213)	13
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	26,205	(16,901)	9,304
Prepaid expenses and other assets	5,431	(7,510)	(2,079)
Accounts payable	10,210	2,797	13,007
Accrued expenses	13,031	(12,881)	150
Accrued compensation and benefits	(13,291)	(1,048)	(14,339)
Deferred revenue	(28,352)	51,938	23,586
Other liabilities	2,022	(1,440)	582
Right-of-use assets - operating leases	(3,223)	3,098	(125)
Net cash provided by (used in) operating activities - continuing operations	34,511	9,267	43,778
Net cash provided by (used in) operating activities - discontinued operations	34,750	(8,962)	25,788
Net cash provided by (used in) operating activities	69,261	305	69,566
Cash flows from investing activities:
Capital expenditures	(345)	(580)	(925)
Capitalized software	(9,600)	(419)	(10,019)
Cash paid for business acquisitions, net of cash acquired	(24,106)	—	(24,106)
Sale of businesses and other investments, net of cash divested, and distributions received	1,083	—	1,083
Net cash provided by (used in) investing activities - continuing operations	(32,968)	(999)	(33,967)
Net cash provided by (used in) investing activities - discontinued operations	(11,231)	1,160	(10,071)
Net cash provided by (used in) investing activities	(44,199)	161	(44,038)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(13,275)	—	(13,275)
Credit facility payments	(25,000)	—	(25,000)
Credit facility borrowings, net of issuance costs	25,000	(75)	24,925
Repurchase of common stock	(49,679)	—	(49,679)
Deemed distribution	11,685	(11,685)	-
Net cash provided by (used in) financing activities - continuing operations	(51,269)	(11,760)	(63,029)
Net cash provided by (used in) financing activities - discontinued operations	(11,697)	11,697	-
Net cash provided by (used in) financing activities	(62,966)	(63)	(63,029)
Effect of exchange rate changes on cash and cash equivalents	(11)	(285)	(296)
Net increase (decrease) in cash and cash equivalents	(37,915)	118	(37,797)
Cash, cash equivalents and restricted cash, beginning of period	190,520	1,131	191,651
Cash, cash equivalents and restricted cash, end of period	152,605	1,249	153,854
Less: Cash and cash equivalents and restricted cash included in current assets held for sale	(68,518)	34	(68,484)
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale	$84,087	$1,283	$85,370

	Six Months Ended June 30, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Cash flows from operating activities:
Net income (loss)	$(41,169)	$(18,270)	$(59,439)
Less: Income (loss) from discontinued operations	(62,902)	(6,319)	(69,221)
Income (loss) from continuing operations	21,733	(11,951)	9,782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,465	16,879	45,344
Stock-based compensation expense	15,348	—	15,348
Deferred taxes	(467)	(9,545)	(10,012)
Impairment of assets and long-term investments	—	9,952	9,952
Equity in net income (loss) of unconsolidated investments	605	76	681
Other (income) loss, net	(1,354)	32,459	31,105
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	28,751	(58,671)	(29,920)
Prepaid expenses and other assets	10,248	(73,612)	(63,364)
Accounts payable	25,246	28,331	53,577
Accrued expenses	12,440	(2,938)	9,502
Accrued compensation and benefits	(3,215)	2,366	(849)
Deferred revenue	(35,156)	68,522	33,366
Other liabilities	(20,798)	25,066	4,268
Right-of-use assets - operating leases	(5,186)	2,310	(2,876)
Net cash provided by (used in) operating activities - continuing operations	76,660	29,244	105,904
Net cash provided by (used in) operating activities - discontinued operations	(9,034)	(25,018)	(34,052)
Net cash provided by (used in) operating activities	67,626	4,226	71,852
Cash flows from investing activities:
Capital expenditures	(1,652)	—	(1,652)
Capitalized software	(18,258)	(756)	(19,014)
Cash paid for business acquisitions, net of cash acquired	(24,106)	110	(23,996)
Sale of businesses and other investments, net of cash divested, and distributions received	672,488	—	672,488
Purchases of equity securities, other investments and related intangible assets, net	(251)	—	(251)
Net cash provided by (used in) investing activities - continuing operations	628,221	(646)	627,575
Net cash provided by (used in) investing activities - discontinued operations	(15,248)	2,109	(13,139)
Net cash provided by (used in) investing activities	612,973	1,463	614,436
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(27,871)	—	(27,871)
Credit facility payments	(200,000)	—	(200,000)
Credit facility borrowings, net of issuance costs	22,335	(320)	22,015
Repurchase of common stock	(143,372)	—	(143,372)
Deemed distribution	11,685	(11,685)	—
Net cash provided by (used in) financing activities - continuing operations	(337,223)	(12,005)	(349,228)
Net cash provided by (used in) financing activities - discontinued operations	(11,697)	11,697	—
Net cash provided by (used in) financing activities	(348,920)	(308)	(349,228)
Effect of exchange rate changes on cash and cash equivalents	(728)	(5,228)	(5,956)
Net increase (decrease) in cash and cash equivalents	330,951	153	331,104
Cash, cash equivalents and restricted cash, beginning of period	190,520	1,131	191,651
Cash, cash equivalents and restricted cash, end of period	521,471	1,284	522,755
Less: Cash and cash equivalents attributable to discontinued operations	(20,000)	20,000	—
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$501,471	$21,284	$522,755

	Nine Months Ended September 30, 2022
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Cash flows from operating activities:
Net income (loss)	$(26,641)	$(33,266)	$(59,907)
Less: Income (loss) from discontinued operations	(59,299)	(7,444)	(66,743)
Income (loss) from continuing operations	32,658	(25,822)	6,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,278	38,098	80,376
Stock-based compensation expense	19,901	—	19,901
Deferred taxes	(2,978)	(2,020)	(4,998)
Impairment of assets and long-term investments	—	11,179	11,179
Equity in net (income) loss of unconsolidated investments	1,222	76	1,298
Other (income) loss, net	(1,208)	35,596	34,388
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	72,287	(81,959)	(9,672)
Prepaid expenses and other assets	29,698	(107,060)	(77,362)
Accounts payable	21,022	15,426	36,448
Accrued expenses	1,054	10,247	11,301
Accrued compensation and benefits	(1,921)	5,070	3,149
Deferred revenue	(68,065)	83,090	15,025
Other liabilities	(21,658)	26,960	5,302
Right-of-use assets - operating leases	(5,289)	1,972	(3,317)
Net cash provided by (used in) operating activities - continuing operations	119,001	10,853	129,854
Net cash provided by (used in) operating activities - discontinued operations	(23,234)	(8,340)	(31,574)
Net cash provided by (used in) operating activities	95,767	2,513	98,280
Cash flows from investing activities:
Capital expenditures	(1,876)	317	(1,559)
Capitalized software	(26,207)	(422)	(26,629)
Cash paid for business acquisitions, net of cash acquired	(24,106)	110	(23,996)
Sale of businesses and other investments, net of cash divested, and distributions received	672,498	-	672,498
Purchases of equity securities, other investments and related intangible assets, net	(1,342)	-	(1,342)
Net cash provided by (used in) investing activities - continuing operations	618,967	5	618,972
Net cash provided by (used in) investing activities - discontinued operations	(15,248)	2,110	(13,138)
Net cash provided by (used in) investing activities	603,719	2,115	605,834
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(32,666)	-	(32,666)
Credit facility payments	(200,000)	-	(200,000)
Credit facility borrowings, net of issuance costs	22,335	(322)	22,013
Repurchase of common stock	(177,031)	-	(177,031)
Deemed distribution	11,685	(11,685)	-
Net cash provided by (used in) financing activities - continuing operations	(375,677)	(12,007)	(387,684)
Net cash provided by (used in) financing activities - discontinued operations	(11,697)	11,697	-
Net cash provided by (used in) financing activities	(387,374)	(310)	(387,684)
Effect of exchange rate changes on cash and cash equivalents	(728)	(4,154)	(4,882)
Net increase (decrease) in cash and cash equivalents	311,384	164	311,548
Cash, cash equivalents and restricted cash, beginning of period	190,520	1,131	191,651
Cash, cash equivalents and restricted cash, end of period	501,904	1,295	503,199
Less: Cash and cash equivalents attributable to discontinued operations	(8,000)	8,000	-
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$493,904	$9,295	$503,199

	Three Months Ended March 31, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Cash flows from operating activities:
Net income (loss)	$9,057	$11,252	$20,309
Less: Income (loss) from discontinued operations	4,757	9,767	14,524
Income (loss) from continuing operations	4,300	1,485	5,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,256	2,120	18,376
Stock-based compensation expense	2,841	—	2,841
Deferred taxes	4,657	(5,056)	(399)
Equity in net income (loss) of unconsolidated investments	(22)	—	(22)
Other (income) loss, net	716	(912)	(196)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	26,234	(6,800)	19,434
Prepaid expenses and other assets	(2,039)	7,339	5,300
Accounts payable	(2,949)	(49)	(2,998)
Accrued expenses	3,178	(12,304)	(9,126)
Accrued compensation and benefits	(13,727)	(1,347)	(15,074)
Deferred revenue	(23,958)	18,685	(5,273)
Right-of-use assets - operating leases	(1,760)	3,104	1,344
Other liabilities	1,443	(377)	1,066
Net cash provided by (used in) operating activities - continuing operations	15,170	5,888	21,058
Net cash provided by (used in) operating activities - discontinued operations	(10,595)	(236)	(10,831)
Net cash provided by (used in) operating activities	4,575	5,652	10,227
Cash flows from investing activities:
Capital expenditures	(225)	—	(225)
Capitalized software	(8,148)	(903)	(9,051)
Sale of businesses and other investments, net of cash divested, and distributions received	1,753	—	1,753
Purchases of equity securities, other investments and related intangible assets, net	(221)	—	(221)
Net cash provided by (used in) investing activities - continuing operations	(6,841)	(903)	(7,744)
Net cash provided by (used in) investing activities - discontinued operations	(12,148)	(4,788)	(16,936)
Net cash provided by (used in) investing activities	(18,989)	(5,691)	(24,680)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(4,723)	(1,244)	(5,967)
Deemed distribution	28,373	(28,373)	—
Repurchase of common stock	—	—	—
Credit facility payments	—	—	—
Payment of acquisition and other financing obligations	(1,542)	—	(1,542)
Net cash provided by (used in) financing activities - continuing operations	22,108	(29,617)	(7,509)
Net cash provided by (used in) financing activities - discontinued operations	(29,622)	29,622	—
Net cash provided by (used in) financing activities	(7,514)	5	(7,509)
Effect of exchange rate changes on cash and cash equivalents	(27)	168	141
Net increase (decrease) in cash and cash equivalents	(21,955)	134	(21,821)
Cash, cash equivalents and restricted cash, beginning of period	537,465	2,336	539,801
Cash, cash equivalents and restricted cash, end of period	515,510	2,470	517,980
Less: Cash and cash equivalents and restricted cash included in current assets held for sale	(60,430)	—	(60,430)
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale	$455,080	$2,470	$457,550

	Six Months Ended June 30, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Cash flows from operating activities:
Net income (loss)	$30,983	$20,675	$51,658
Less: Income (loss) from discontinued operations	540	16,951	17,491
Income (loss) from continuing operations	30,443	3,724	34,167
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,940	4,001	36,941
Stock-based compensation expense	4,822	—	4,822
Deferred taxes	5,772	(5,712)	60
Impairment of assets and long-term investments	172	359	531
Equity in net (income) loss of unconsolidated investments	64	—	64
Other (income) loss, net	43	(9,386)	(9,343)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	11,814	35,545	47,359
Prepaid expenses and other assets	(4,513)	33,145	28,632
Accounts payable	1,422	364	1,786
Accrued expenses	37,725	(40,979)	(3,254)
Accrued compensation and benefits	(10,421)	(2,373)	(12,794)
Deferred revenue	(20,526)	(8,038)	(28,564)
Other liabilities	4,145	(2,572)	1,573
Right-of-use assets - operating leases	(5,649)	7,612	1,963
Net cash provided by (used in) operating activities - continuing operations	88,253	15,690	103,943
Net cash provided by (used in) operating activities - discontinued operations	(284,615)	(16,199)	(300,814)
Net cash provided by (used in) operating activities	(196,362)	(509)	(196,871)
Cash flows from investing activities:
Capital expenditures	(225)	(818)	(1,043)
Capitalized software	(16,735)	(1,556)	(18,291)
Sale of businesses and other investments, net of cash divested, and distributions received	4,242	—	4,242
Purchases of equity securities, other investments and related intangible assets, net	(221)	—	(221)
Net cash provided by (used in) investing activities - continuing operations	(12,939)	(2,374)	(15,313)
Net cash provided by (used in) investing activities - discontinued operations	(21,606)	2,414	(19,192)
Net cash provided by (used in) investing activities	(34,545)	40	(34,505)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(12,638)	(1,239)	(13,877)
Credit facility borrowings, net of issuance costs	250,000	—	250,000
Repurchase of common stock	(308,953)	—	(308,953)
Deemed distribution	4,987	(4,987)	—
Payment of acquisition and other financing obligations	(2,400)	—	(2,400)
Net cash provided by (used in) financing activities - continuing operations	(69,004)	(6,226)	(75,230)
Net cash provided by (used in) financing activities - discontinued operations	(6,236)	6,236	—
Net cash provided by (used in) financing activities	(75,240)	10	(75,230)
Effect of exchange rate changes on cash and cash equivalents	65	627	692
Net increase (decrease) in cash and cash equivalents	(306,082)	168	(305,914)
Cash, cash equivalents and restricted cash, beginning of period	537,465	2,336	539,801
Cash, cash equivalents and restricted cash, end of period	231,383	2,504	233,887
Less: Cash and cash equivalents attributable to discontinued operations	(70,520)	—	(70,520)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$160,863	$2,504	$163,367

	Nine Months Ended September 30, 2021
(In thousands)	As Previously Reported on Form 10-Q	Restatement Adjustment	As Restated, after Discontinued Operations
Cash flows from operating activities:
Net income (loss)	$47,163	$18,874	$66,037
Less: Income (loss) from discontinued operations	(3,556)	16,278	12,722
Income (loss) from continuing operations	50,719	2,596	53,315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,042	6,268	55,310
Stock-based compensation expense	8,804	—	8,804
Deferred taxes	4,468	(5,851)	(1,383)
Impairment of assets and long-term investments	531	—	531
Equity in net (income) loss of unconsolidated investments	321	—	321
(Gain) loss on sale of businesses, net	(8,363)	—	(8,363)
Other (income) loss, net	(4,292)	(8,342)	(12,634)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	(18,212)	36,290	18,078
Prepaid expenses and other assets	(4,532)	37,807	33,275
Accounts payable	(2,628)	401	(2,227)
Accrued expenses	42,129	(39,743)	2,386
Accrued compensation and benefits	(10,325)	(191)	(10,516)
Deferred revenue	(4,823)	(10,642)	(15,465)
Other liabilities	4,528	3,421	7,949
Right-of-use assets - operating leases	(8,822)	10,734	1,912
Net cash provided by (used in) operating activities - continuing operations	98,545	32,748	131,293
Net cash provided by (used in) operating activities - discontinued operations	(239,018)	(33,650)	(272,668)
Net cash provided by (used in) operating activities	(140,473)	(902)	(141,375)
Cash flows from investing activities:
Capital expenditures	(1,050)	(392)	(1,442)
Capitalized software	(26,595)	(2,381)	(28,976)
Sale of businesses and other investments, net of cash divested, and distributions received	5,380	—	5,380
Purchases of equity securities, other investments and related intangible assets, net	(219)	—	(219)
Net cash provided by (used in) investing activities - continuing operations	(22,484)	(2,773)	(25,257)
Net cash provided by (used in) investing activities - discontinued operations	(32,388)	2,811	(29,577)
Net cash provided by (used in) investing activities	(54,872)	38	(54,834)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(12,718)	(1,248)	(13,966)
Credit facility payments	(50,000)	—	(50,000)
Credit facility borrowings, net of issuance costs	250,000	—	250,000
Repurchase of common stock	(308,953)	—	(308,953)
Deemed distribution	47,323	(47,323)	—
Payment of acquisition and other financing obligations	(2,400)	—	(2,400)
Net cash provided by (used in) financing activities - continuing operations	(76,748)	(48,571)	(125,319)
Net cash provided by (used in) financing activities - discontinued operations	(48,572)	48,572	—
Net cash provided by (used in) financing activities	(125,320)	1	(125,319)
Effect of exchange rate changes on cash and cash equivalents	(480)	1,061	581
Net increase (decrease) in cash and cash equivalents	(321,145)	198	(320,947)
Cash, cash equivalents and restricted cash, beginning of period	537,465	2,336	539,801
Cash, cash equivalents and restricted cash, end of period	216,320	2,534	218,854
Less: Cash and cash equivalents attributable to discontinued operations	(72,680)	—	(72,680)
Cash, cash equivalents and restricted cash, end of period, excluding discontinued operations	$143,640	$2,534	$146,174

24. Subsequent Events

Corporate Name Change to Veradigm Inc.

Effective January 1, 2023, Allscripts Healthcare Solutions, Inc. amended its Fifth Amended and Restated Certificate of Incorporation to change its name to “Veradigm Inc.” The By-Laws of the Company, as amended and restated on August 18, 2015, have similarly been amended to reflect the name change, also effective on January 1, 2023.

Customer Settlement

In May 2023, the Company executed a confidential settlement agreement with a customer. The settlement resulted in the receipt of $17.5 million.

Separation Agreements

On December 6, 2023, Richard J. Poulton and Leah S. Jones each resigned at the request of the Board from their positions as Chief Executive Officer and Chief Financial Officer, respectively, effective immediately. Mr. Poulton also stepped down from the Board, effective December 6, 2023. Ms. Jones continued serving the Company as a consultant working outside the Finance organization for an initial period of six months, which was subsequently extended to twelve months and has now expired.

On December 6, 2023, the Company entered into a Separation Agreement with Richard J. Poulton, the former Chief Executive Officer of the Company (the “Poulton Separation Agreement”). Pursuant to the terms of the Poulton Separation Agreement, Mr. Poulton was entitled to: (i) a separation payment in the amount of $1,600,000, payable in substantially equal installments over the 24-month period following his separation (with such amount based on Mr. Poulton’s existing base salary and not reflective of the $1,000,000 base salary level approved by the Compensation Committee of the Board in 2023 but not implemented), (ii) continued participation in Company health and dental benefit plans at active employee rates for up to 24 months and (iii) accelerated vesting with respect to each Company equity award held by Mr. Poulton that was subject solely to time-based vesting conditions and that was scheduled to vest during the 2024 calendar year (including the 2021 free cash flow performance-based restricted stock units, for which the performance condition was previously achieved but which remained subject to time-based vesting until March 2024). The total number of shares of Common Stock underlying the equity awards that vested pursuant to the Poulton Separation Agreement is 264,947 shares. All other equity awards held by Mr. Poulton were forfeited upon his termination of employment. Prior to his separation, Mr. Poulton previously made charitable commitments of $500,000 in the aggregate to several charities that had not yet been fulfilled. Under the Poulton Separation Agreement, the Company agreed to make contributions in the Company’s name of the amounts Mr. Poulton previously had committed to those charitable organizations. Under the terms of the Poulton Separation Agreement, Mr. Poulton did not receive any payment with respect to the Company’s 2023 annual incentive program. In addition, under the terms of the Poulton Separation Agreement, Mr. Poulton released and discharged the Company and certain related parties from any and all claims based on any events or circumstances arising or occurring prior to and including December 6, 2023 to the fullest extent permitted by law, subject to certain limited exceptions. Mr. Poulton remained subject to confidentiality and nondisparagement obligations and remains subject to certain post-employment covenants not to compete and not to solicit employees or business partners of the Company and its affiliates. Mr. Poulton also agreed to cooperate fully with the Company and its affiliates in the defense, prosecution or conduct of any claims or investigations relating to events or occurrences that transpired while Mr. Poulton was employed by the Company.

On December 6, 2023, the Company entered into a Separation Agreement with Leah S. Jones, the former Chief Financial Officer of the Company (the “Jones Separation Agreement”). Pursuant to the terms of the Jones Separation Agreement, Ms. Jones was entitled to the following severance benefits: (i) base salary continuation for six months (i.e., a total amount of $200,000), (ii) continued participation in Company health and dental benefit plans at active employee rates for 12 months and (iii) certain outplacement services. Under the terms of the Jones Separation Agreement, Ms. Jones did not receive any payment with respect to the Company’s 2023 annual incentive program. The Jones Separation Agreement also contained a release and a cooperation covenant substantially similar to such provisions in the Poulton Separation Agreement. Ms. Jones also remained subject to various restrictive covenants, including pursuant to the terms of her equity award agreements.

Ms. Jones also entered into a Consulting Agreement with the Company, effective as of December 7, 2023 (the “Jones Consulting Agreement”). Pursuant to the Jones Consulting Agreement, Ms. Jones agreed to provide business development-related services to the Company as a consultant working outside the Finance organization for an initial period of six months, which was subsequently extended to 12 months and has now expired. Under the Jones Consulting Agreement, Ms. Jones received a weekly consulting fee of $10,000 and a $100,000 success fee payable upon completion of the initial term. Furthermore, in accordance with the terms of the Plan, Ms. Jones remained eligible for continued vesting of her outstanding equity awards based on her continued service as a consultant.

Stock Repurchase Program

On January 11, 2023, we announced that our Board approved a new stock repurchase program (“2023 Program”) under which we may repurchase up to $250 million of Common Stock, with no termination date. The 2023 Program replaced a previous program approved by our Board in 2022. No repurchases of Common Stock were made under the 2023 Program in fiscal years 2023 or 2024.

Investments

In January 2023, one of our third-party investments was acquired. As a result, Veradigm received approximately $37.0 million in total proceeds and recognized a gain of $6.0 million from the liquidation of the investment.

In January 2023, the Company invested $50.0 million in the preferred stock of a global mental health real world evidence business. In 2023 and 2024, the Company also invested $38.0 million in other companies, as well as a venture capital fund, all in the healthcare and technology sector. The purpose of these investments is to enhance the Company's relationships and strategic collaborations.

Segments

Following the balance sheet date, changes occurred in the Company's chief operating decision maker (CODM) function and the financial information presented to the CODM. We are currently evaluating the impact of these changes on our reportable segments for periods subsequent to December 31, 2022.

ScienceIO Acquisition

On February 21, 2024, the Company entered into an Agreement and Plan of Merger with Cascade Bio, Inc., which does business as ScienceIO (“ScienceIO”), to acquire 100% of its equity interests. ScienceIO positions us to potentially leverage ScienceIO’s healthcare AI platform on our large-scale, high-quality data set. We believe that this will enable us to develop more highly differentiated and advanced products for our Provider, Payer and Life Science customers, ultimately resulting in higher quality, lower cost care for patients, while positioning Veradigm as a higher-margin technology and data products company. The merger consideration was $140 million, subject to adjustments for cash, indebtedness, transaction expenses and working capital. The merger consideration paid in cash at closing was $98.1 million, with the remaining consideration to be paid on the first three anniversaries of the closing. Deferred consideration of $10 million is unconditional, subject only to the passage of time. The remaining deferred consideration is subject to employees continued service over three years.

Stockholder Rights Agreement

On February 26, 2024, the Company entered into a stockholder rights agreement (the “Rights Agreement”) with Broadridge Corporate Issuer Solutions, LLC (“Broadridge”) as rights agent which was originally scheduled to expire at the Close of Business (as defined in the Rights Agreement) on February 26, 2025. Also on February 26, 2024, the Board declared a dividend of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on March 8, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at an exercise price of $50.00 per Right, subject to adjustment. On May 10, 2024, the Company and Broadridge entered into that certain Amendment No. 1 to Stockholder Rights Agreement, which amended and restated clause (iv) of the definition of “Beneficial Owner” under the Rights Agreement. On February 13, 2025, the Company and Broadridge entered into that certain Amendment No. 2 to Stockholder Rights Agreement, which amended and restated the definition of “Passive Investor” under the Rights Agreement. On February 20, 2025, the Company and Broadridge entered into that certain Amendment No. 3 to Stockholder Rights Agreement, which extended the Final Expiration Time (as defined in the Rights Agreement) to the Close of Business on August 20, 2025 and changed the Exercise Price (as defined in the Rights Agreement) for each one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company, from $50.00 to $32.00 (and made other conforming changes to the Rights Agreement).

Nasdaq Delisting

On February 27, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel determined to delist the Common Stock from Nasdaq due to the Company remaining noncompliant with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC, and Nasdaq Listing Rule 5620(a), which requires companies listing common stock to hold an annual meeting of stockholders no later than one year after the end of the company’s fiscal year. On April 25, 2024, Nasdaq filed a Form 25 with the SEC to delist the Common Stock from Nasdaq. The Company retained its existing ticker symbol (MDRX) and shares of Common Stock are quoted on the OTC Expert Market as of the date hereof.

Convertible Notes and Capped Call Arrangements

Under the First Supplemental Indenture entered into on February 5, 2024, the holders of the Convertible Notes have semiannual repurchase rights beginning on January 1, 2025 at the accreted prices set forth in the First Supplemental Indenture. The First Supplemental Indenture also revised the number of additional shares by which the conversion rate applicable to the Convertible Notes surrendered in connection with make-whole fundamental changes will be increased, provided for an accreting value for Convertible Notes purchased upon the occurrence of a Fundamental Change (as defined in the Indenture) on or after February 2, 2024 and also provided holders with the right semiannually to require the Company to repurchase their Convertible Notes at that accreting value. Under the Indenture, as supplemented by the First Supplemental Indenture, holders of the Convertible Notes have the right to require Veradigm to repurchase their Convertible Notes upon the occurrence of a Fundamental Change (as defined in the Indenture) at the repurchase price specified above. The delisting from Nasdaq constituted a Fundamental Change under the Indenture. No noteholders elected to exercise such repurchase rights or any repurchase rights available pursuant to he First Supplemental Indenture prior to the date of this Form 10-K.

In connection with the foregoing, each of the privately negotiated capped call arrangements, previously entered into by and between the Company and each of JPMorgan Chase Bank, National Association, New York Branch, Wells Fargo Bank, National Association, Bank of America, N.A. and Deutsche Bank AG, London Branch in connection with the Convertible Notes, were terminated, and, as part of such termination, the Company received an aggregate of approximately 912,000 shares of Common Stock.

Adoption of Veradigm Inc. 2024 Stock Incentive Plan

On May 21, 2024, the Board approved the Veradigm Inc. 2024 Stock Incentive Plan (“2024 Plan”). The 2024 Plan is largely based on the Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan (the “Prior Plan”) but included updates to the available shares and awards and other administrative changes. The Prior Plan remains outstanding to govern previously issued awards under the Prior Plan, and the Company may continue to grant awards under the Prior Plan until all shares available for issuance under the Prior Plan have been issued. Under the 2024 Plan, the Company may grant: (i) nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; and (iv) performance units. Subject to the terms and conditions of the 2024 Plan, the number of shares of Common Stock authorized for grants under the 2024 Plan is 5,000,000 shares.

Veradigm Senior Secured Credit Facility

On August 27, 2024, the Company provided notice to JPMorgan Chase Bank, N.A., as administrative agent, to terminate the Third Amended and Restated Credit Agreement and all Commitments (as defined therein) thereunder, to avoid the occurrence of an Event of Default (as defined therein) as a result of the Company’s failure to timely furnish the required financial statements in accordance with the terms of the Third Amended and Restated Credit Agreement. This termination became effective on August 30, 2024. The Company incurred no termination penalties in connection with the termination of the Third Amended and Restated Credit Agreement.

Cooperation Agreement

On February 20, 2025, Veradigm entered into a Cooperation Agreement with Kent Lake PR LLC, a stockholder of the Company (“Kent Lake”), pursuant to which the Board increased the size of the Board from five to six directors and appointed two new independent directors, Vinit Asar and Louis Silverman, effective February 20, 2025. Subject to the terms and conditions of the Cooperation Agreement, Mr. Garrison will resign from the Board promptly following the filing of this Form 10-K, and, the Company is required to identify two additional independent directors to join the Board, subject to Kent Lake’s review and good faith approval (such approval not to be unreasonably conditioned, withheld or delayed), with one to be appointed on or before March 22, 2025, and the other to be appointed promptly following the filing of this Form 10-K.

Legal Proceedings and Other Contingencies

See Note 21, “Commitments and Contingencies.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Restatement of Previously Issued Financial Statements

Additional detail and background about the Restatement is provided in the “Explanatory Note” section of this Form 10-K. The consolidated financial statements as of and for the year ended December 31, 2022 and the restated financial statements for the Affected Periods are included in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of error or fraud, if any, within the Company will be detected.

Current Company management, including with the participation and supervision of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting discussed below. Additional information regarding the material weaknesses, and management’s remediation efforts and plans in response thereto, is included below.

Notwithstanding this, and notwithstanding the material weaknesses described below, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Management’s internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because internal control system design and practice is understood to have inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that any misstatement of the Company’s consolidated financial statements, in whole or in part, would be detectable and preventable in all circumstances. Inherent limitations to the adequacy of internal control system design arise as conditions change in future periods, and as the degree of compliance diminishes with the internal control policies or procedures.

Management, with the participation and supervision of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO Framework”). Following this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022.

•
Control Environment: The Company did not consistently maintain an effective control environment, including with respect to effective accounting management reviews and supporting documentation for accounting determinations and journal entries, at an appropriate level of precision, due to instances of (1) inappropriate communications under the then-existing senior management, particularly within the Company’s finance organization, which contributed to accounting entries being recorded, in certain instances, in a manner now determined not to have been consistent with U.S. GAAP and Company accounting policies and procedures, (2) insufficient resources in the Company’s accounting function of the finance organization, with insufficient technical expertise in certain subjects, and (3) the exercise of judgment within the Company’s finance organization or by senior management, which together contributed to the following material weaknesses:
o
Revenue Recognition Accounting: The Company did not consistently maintain effective internal controls over financial reporting with respect to the accurate recording, accounting for, and presentation of revenue and related costs, including as arising from or relating to (1) a revenue recognition software tool that was not properly configured in prior implementations and exacerbated by a lack of appropriate controls and management oversight, (2) the application of U.S. GAAP to new and/or complex matters, (3) the monitoring of key system reports for relevant control activities, and (4) the related balance sheet presentation of contract assets and deferred revenue;
o
Measurement of Expected Credit Losses: The Company did not consistently maintain effective internal controls over financial reporting, including monitoring of key system reports for relevant control activities, with respect to measurement of expected credit losses, particularly in connection with the Company’s 2022 divestiture of the HLPP business and changes in the risk profile of the Company’s trade accounts receivables;
o
Financial Reporting: The Company did not consistently maintain effective internal controls over financial reporting, including monitoring of key system reports for relevant control activities, with respect to review and documentation supporting financial statement disclosures and manual journal entries;
o
Divestiture Accounting: The Company did not consistently maintain effective internal controls over financial reporting with respect to the computation for, review of, and maintenance of appropriate support for carve-out balances for divested operations, particularly the allocation of deferred revenue and contract assets to the discontinued operations and related balance sheet reconciliations;
o
Impairment Accounting for Long-Lived and Intangible Assets: The Company did not consistently maintain effective internal controls over financial reporting, including the monitoring of key system reports for relevant control activities, with respect to (1) the consideration of impairment indicators for the Company’s cost method investments and right of use assets in accordance with U.S. GAAP, and (2) tradename accounting controls to operate at a sufficient level of precision to perform an assessment of whether the intangible asset was no longer indefinite-lived when required. The Company also allowed instances of the exercise of judgment within the Company’s finance organization or by senior management in a manner that was inconsistent with the Company’s accounting policies or that otherwise lacked sufficient support; and
o
Bonus Accruals: The Company did not consistently maintain effective internal controls over financial reporting with respect to the accurate recording, accounting for, and presentation of annual corporate performance bonus accruals, which in certain instances, resulted in quarterly bonus accrual amounts being adjusted and recorded based on management’s inappropriate exercise of judgment.

The Company’s internal control over financial reporting as of December 31, 2022, has been audited by Grant Thornton LLP, an independent registered public accounting firm, which opined that the Company has not maintained effective internal control over financial reporting as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Remediation Plan

The Company’s management, with oversight from the Audit Committee, has developed and is working to implement a remediation plan (the “Remediation Plan”), which it will continue to develop and revise as appropriate. The Remediation Plan is designed to address the identified control deficiencies (including those that rise to the level of a material weakness) and enhance the Company’s overall internal control environment in a timely manner.

To improve effectiveness of the Company’s internal control over financial reporting, management expects to take the following step to remediate control deficiencies in the Company’s disclosure controls and procedures:

•
enhancing the procedures and functioning of the Company’s disclosure committee relating to the appropriate reporting of information, and review and approval of the Company’s public disclosures.

The Remediation Plan includes the following steps taken or to be taken by the Company, which are intended to address the specific material weaknesses identified in the Company’s internal controls over financial reporting.

Control Environment:

•
appointed a new principal executive officer, principal financial officer, and SVP-Global Corporate Accounting, and engaged a new Interim Controller, who are emphasizing quality control best practices and appropriate compliance-focused tone from the top originating directly from the principal executive officer and principal financial officer, and demonstrating a commitment to further strengthening the Company’s control environment in the financial organization;
•
engaged a third-party accounting professional services firm with depth of expertise to augment staff accountants and to complement the Company’s accounting and finance organization with respect to revenue and accounting operations in order to strengthen the Company’s accounting and finance capabilities while the Company evaluates the need for additional internal resources;
•
engaging a third-party accounting firm with depth of expertise to assist in risk assessment, designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls;
•
providing ongoing training for individuals involved with internal control over financial reporting, including role-based training as set forth in greater detail below; and
•
designing and implementing controls in conjunction with a multi-faceted project currently underway to, among other things, replace and enhance certain of the Company’s accounting and other finance systems.

Revenue Recognition Accounting:

•
updating and clarifying the Company’s revenue recognition accounting policy;
•
designing and implementing additional internal controls with adequate precision for identifying and evaluating variances for certain revenue streams;
•
enhancing the monitoring and evaluation of key system reports for relevant control activities; and
•
reviewing and enhancing, as appropriate, organizational structure, including roles and responsibilities as well as training and supervision of individuals responsible for revenue recognition, including hiring new personnel with relevant expertise, as needed.

Measurement of Expected Credit Losses:

•
designing and implementing additional internal controls for measurement of expected credit losses to ensure that the Company’s trade account receivables are grouped with similar risk characteristics to reflect the current risk profile of its customers;
•
enhancing the monitoring and evaluation of key system reports for relevant control activities; and
•
reviewing and enhancing, as appropriate, organizational structure, including roles and responsibilities as well as training and supervision of individuals responsible for measurement of the Company’s expected credit losses.

Financial Reporting:

•
designing and implementing additional internal controls for financial statement disclosure reviews and manual journal entries, including documentation requirements and the Company’s thresholds for secondary management review;
•
enhancing the monitoring and evaluation of key system reports for relevant control activities; and
•
reviewing and enhancing, as appropriate, organizational structure, including roles and responsibilities as well as training and supervision of individuals responsible for creating and reviewing manual journal entries and financial statement disclosures.

Divestiture Accounting:

•
designing and implementing additional internal controls and process changes in accounting for divestitures; and

•
reviewing and enhancing, as appropriate, organizational structure, including roles and responsibilities as well as training and supervision of individuals responsible for divestiture accounting.

Impairment Accounting for Long-Lived and Intangible Assets:

•
implementing additional controls over the identification of potential impairment indicators, the determination of the appropriate carrying values for assets subject to impairment and the evaluation of the assumptions used in determining any potential long-lived asset impairments;
•
enhancing the monitoring and evaluation of key system reports for relevant control activities; and
•
reviewing and enhancing, as appropriate, organizational structure, including clarifying roles and responsibilities as well as training and supervision of individuals in the finance organization regarding communicating information relevant to investment impairment accounting.

Bonus Accruals:

•
designing and implementing additional internal controls and process changes in accounting for bonus accruals; and
•
reviewing and enhancing, as appropriate, organizational structure, including clarifying roles and responsibilities as well as training and supervision of individuals in the finance organization regarding communicating information relevant to bonus accruals.

Company management and the Audit Committee believe that the Remediation Plan will represent significant improvements in the Company’s internal control environment. As the Company continues to evaluate and work to improve the Company’s disclosure controls and procedures and internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify the Remediation Plan. In addition, the material weaknesses noted above cannot be considered remediated until the applicable controls have been fully designed, documented and implemented, and operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. While the Company intends to substantially complete most of its current Remediation Plan in 2026, there can be no assurances that the Company will be able to successfully complete the Remediation Plan within the contemplated timeline or that there will be no changes to the Remediation Plan.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following sets forth the names, ages and business experience of the members of the Board as of the date hereof.

Name	Position with the Company	Age	Director Since
Vinit K. Asar	Director	59	2025
P. Gregory Garrison	Chairman of the Board, Director	71	2015
Susan Rodriguez	Director	61	2023
Louis E. Silverman	Director	66	2025
Dave B. Stevens	Director	62	2016
Carol J. Zierhoffer	Director	64	2020

Vinit K. Asar joined the Board in February 2025. He has served as the Executive Chairman of the board of directors of Hanger, Inc. (formerly NYSE: HNGR), a provider of orthotic and prosthetic services (“Hanger”), since May 2023 and as a member of Hanger’s board of directors since May 2012. At Hanger, he served as Chief Executive Officer from May 2012 to May 2023, President and Chief Operating Officer from September 2011 to May 2012, and Executive Vice President and Chief Growth Officer, from December 2008 to September 2011. Mr. Asar came to Hanger from the Medical Device & Diagnostic sector at Johnson & Johnson, having worked at the Ethicon, Ethicon Endo Surgery, Cordis and Biosense Webster franchises, from 1991 to 2008. During his 18 year career at Johnson & Johnson, Mr. Asar held various roles of increasing responsibility in Finance, Product Development, Manufacturing and Marketing and Sales in the United States and in Europe. Prior to joining Hanger, Mr. Asar was the Worldwide Vice President at Biosense Webster, the Electrophysiology division of Johnson & Johnson, responsible for the Worldwide Sales, Marketing and Services organizations. Mr. Asar has served on the board of directors of ZimVie Inc. (NADSAQ: ZIMV), a manufacturer of reconstructive medical implants, since March 2022.

Among other qualifications, Mr. Asar brings to the Board 30 years of diversified global healthcare leadership experience and experience navigating financial restatement and stock exchange delisting and relisting processes.

P. Gregory Garrison resumed service as the Company’s non-Executive Chairman of the Board in December 2024. Previously, he served as Executive Chairman since December 2023 and, from June 2022 to December 2023, was Chairman of the Board. He was a senior leader of accounting firm PricewaterhouseCoopers (“PwC”) for over 20 years, most recently serving as its Vice Chairman and Chief Operating Officer from 2006 until 2014. Earlier in his career, Mr. Garrison also led PwC’s U.S. Assurance & Audit Services practice and PwC’s Global Risk Management Solutions practice, and he served as the Managing Partner of PwC’s Los Angeles and St. Louis offices. Mr. Garrison has experience in strategic planning, operations, finance, information technology, mergers and acquisitions, human capital and sales and marketing. Over the course of his career, Mr. Garrison has also spent considerable time meeting and working with various regulators, as well as advising numerous boards of directors and audit committees. Among other qualifications, Mr. Garrison brings to the Board experience as a successful business and operations leader, professional advisor and recognized financial expert.

Susan Rodriguez joined the Board in February 2023. From May 2020 to May 2024, Ms. Rodriguez served as Chief Commercial Officer at Ardelyx, Inc. (Nasdaq: ARDX), a biopharmaceutical company, where she led the commercial buildout and launched first-in-class medicines into the gastroenterology and nephrology therapeutic segments. From 2014 to 2019, Ms. Rodriguez served as the Chief Executive Officer of Tolmar Pharmaceuticals, Inc. a specialty oncology company. In 2019, she was named President of the branded division upon the formation of the global entity, Tolmar, Inc. Prior to joining Tolmar Pharmaceuticals, Ms. Rodriguez held various leadership positions at Abbott Laboratories (NYSE: ABT) from 1990 until 2014, most recently as Divisional Vice President of Global Marketing. At Abbott, Ms. Rodriguez held a broad range of commercial leadership roles across the neuroscience, cardiovascular, urology, gastroenterology and anti-infective therapeutic areas of Abbott’s pharmaceutical division and its Abbott-Takeja joint venture, TAP. Ms. Rodriguez also serves on the boards of directors of Heron Therapeutics Inc. (Nasdaq: HRTX) and Cuba Emprende Foundation, a non-profit organization.

Among other qualifications, Ms. Rodriguez brings to the Board more than 30 years of experience in the biopharmaceutical industry, serving in a broad range of executive leadership, portfolio strategy, market and business development roles.

Louis E. Silverman joined the Board in February 2025. Since February 2014, Mr. Silverman has served as the Chairperson and Chief Executive Officer of privately held Hicuity Health, Inc. (formerly known as Advanced ICU Care, Inc.), a technology enabled healthcare services company providing remote patient monitoring services encompassing multiple practice areas and service lines to acute care and post-acute health systems, smart device manufacturers and distributors and other organizations. From June 2012 through February 2014, Mr. Silverman served as a consultant and board advisor to private equity investors and operating companies involved in the healthcare information technology and technology enabled healthcare services sectors. From September 2009 through June 2012, Mr. Silverman was Chief Executive Officer of Marina Medical Billing Services, Inc., a revenue cycle management company serving emergency room physicians nationally. From September 2008 through August 2009, Mr. Silverman served as President and Chief Executive Officer of Qualcomm-backed healthcare start-up LifeComm LLC. From August 2000 through August 2008, Mr. Silverman served as the President and Chief Executive Officer of Quality Systems, Inc. (now known as NextGen Healthcare Inc. (formerly Nasdaq: NXGN), a developer of medical and dental practice management and patient records software. From 1993 through 2000, he served in multiple positions, including Chief Operations Officer of CorVel Corporation (Nasdaq: CRVL), a publicly traded national managed care services/technology company.

Since November of 2022, Mr. Silverman has served as a director at Oncocyte Corporation (Nasdaq: OCX), a healthcare and life sciences developer that focuses on the development and commercialization of diagnostic tests. his prior public company board experience includes Questcor Pharmaceuticals, Inc. (formerly Nasdaq: QCOR), a biopharmaceutical company, where he served from 2009 to 2014, and STAAR Surgical Company (Nasdaq: STAA), a developer, manufacturer and marketer of implantable lenses and delivery systems for the eye, where he served from 2014 to 2022.

Among other qualifications, Mr. Silverman brings to the Board extensive experience serving as a healthcare executive and as a board member of healthcare companies.

Dave B. Stevens is the founder and managing director of private equity firm Keelan Capital LLC and, since 2020, has been an operating partner at Francisco Partners Consulting. He also currently serves as an advisor to a variety of venture capital and private equity firms and private enterprises in the technology industry. From April 2012 to May 2015, Mr. Stevens served as a director of Imation Corp. (OTC: GLAE), a provider of global scalable storage and data security solutions. From September 2008 to June 2013, Mr. Stevens was the Chief Technology Officer of Brocade Communications Systems, Inc. (Nasdaq: BRCD), a provider of networking solutions for data centers, enterprises and service providers, having re-joined the company through its acquisition of Rhapsody Networks, where Mr. Stevens was the founding Chief Executive Officer and Vice President of Business Development. Mr. Stevens is co-founder of Palo Alto Networks, Inc. (Nasdaq: PANW), a leader in the development of cyber security and next-generation firewall products, and served as its Chief Executive Officer from October 2005 to June 2008. From January 2003 to June 2004, Mr. Stevens was the Chief Technology Officer of Transport Systems for Brocade. Mr. Stevens previously served in senior management positions at Atmosphere Networks, American Nortel Communications, Inc. (OTC: ARTM), Bay Networks and SynOptics Communications.

Among other qualifications, Mr. Stevens brings to the Board extensive technology experience in the security, computer and data storage industries.

Carol J. Zierhoffer was Senior Vice President and Global Chief Information Officer for Bechtel Corporation, an engineering, procurement, construction and project management company, from 2013 until her retirement in 2019, leading the vision, strategy and planning for Bechtel’s information systems and technology on a global basis. Her responsibilities at Bechtel included managing its business and technology solutions, cybersecurity, infrastructure and operations, innovation, emerging technology, big data and analytics center of excellence and knowledge management for the company’s business lines and projects. Prior to joining Bechtel, Ms. Zierhoffer held a variety of leadership positions in information technology, including as Vice President and Global Chief Information Officer for Xerox Holdings Corporation (Nasdaq: XRX), where she managed all aspects of its information technology operations, as Vice President and Global Chief Information Officer for ITT Corporation, where she oversaw its transformation initiative to implement SAP worldwide, and as Vice President and Chief Information Officer for three different sectors of Northrop Grumman Corporation (NYSE: NOC). From April 2013 to January 2016, Ms. Zierhoffer was a member of the board of directors, as well as the founding chair of the information technology committee and on the audit committee, of MedAssets, Inc. (Nasdaq: MDAS) which was acquired by Vizient Inc. (“Vizient”). Ms. Zierhoffer continued on the board of directors at Vizient until December 2021. From 2021 until it was acquired in March 2023, Ms. Zierhoffer served on the board of directors and as a member of the audit and finance and nominating and governance committees of Atlas Air Worldwide Holdings, Inc. (Nasdaq: AAWW). Ms. Zierhoffer also served on the executive advisory board of OpsCruise, Inc. until December 2023. She is a founding board member of A Little Compassion (“ALC”), a non-profit company focused on creating opportunities for young adults with disabilities to build a bridge to adulthood. At ALC, she chairs both the finance and governance committees. Ms. Zierhoffer has also served as an Independent Trustee on the Fixed Income and Asset Allocation Board of Trustees of Fidelity Investments since February 2023.

Among other qualifications, Ms. Zierhoffer brings to the Board more than 35 years of leadership experience in cybersecurity, global information technology operations and IT transformation.

Corporate Governance

Audit Committee

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Since January 2025, Mr. Garrison has served as Interim Chair of the Audit Committee. The other members of the Audit Committee are Mr. Stevens and Ms. Zierhoffer. Although the Company is no longer listed on Nasdaq, each member of the Audit Committee is independent under applicable rules of Nasdaq and the SEC for audit committee membership, including the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of Mr. Garrison and Ms. Zierhoffer qualifies as an “audit committee financial expert” as defined under applicable SEC rules.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our employees, including our principal executive officer, principal financial officer and senior accounting officers, as well as to the Board. We intend to comply with any disclosure obligation regarding any changes in, or waivers from, the Code of Conduct by posting such information on our website or by filing a Form 8-K with the SEC. The Code of Conduct is available in the “Governance” section at www.investor.veradigm.com. We will provide to any person, without charge, upon request, a copy of the Code of Conduct. To request a copy of the Code of Conduct, any person may write to the Company at: Veradigm Inc., 222 Merchandise Mart Plaza, Suite 2024, Chicago, Illinois 60654, Attention: Corporate Secretary.

Delinquent Section 16(a) Reports

Based solely upon a review of the copies of forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers have been timely satisfied since January 1, 2022, except that during June 2024, each of Messrs. Garrison, Judge, Langan, Stevens and Westerfield and Mses. Hammond, Rodriguez, Vakharia and Zierhoffer did not timely file a Form 4 reporting the grant of restricted stock units due to an administrative error by the Company.

Executive Officers

The information concerning our executive officers required by this Item is incorporated by reference from Part I, Item 1, “Business” of this Form 10-K, under the heading “Information about our Executive Officers.”

Item 11. Executive Compensation

Compensation of Directors

The Compensation Committee is responsible for reviewing and approving the compensation program for the Company’s non-employee directors. The Company utilizes a combination of cash and equity as a way to attract and retain qualified directors. The 2022 non-employee director compensation program did not change as compared to the 2021 non-employee director compensation program.

Cash Compensation

For 2022, the annual retainer paid to the Company’s non-employee directors was $60,000, payable in equal quarterly installments. Non-employee directors also received a retainer of $2,000 per meeting for attendance at Board meetings in excess of ten per year, and $1,500 for attendance at each committee meeting. The Chairman of the Board may waive the additional $2,000 fee for the entire Board, and may waive the $1,500 fee for any applicable committee meeting for the attendees thereof. The Chairman of each committee may also waive the $1,500 fee for any committee meeting the Chairman chairs. No such waivers were made in 2022. Each non-employee director of the Company is also reimbursed for expenses incurred when attending Board and committee meetings and other Board-related activities.

For 2022, the Chairman of the Board received an additional annual retainer in the amount of $100,000, payable in equal quarterly installments. Each Chairman of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee (“Nominating Committee”) received an additional annual retainer of $25,000, $25,000, and $15,000, respectively, for the director’s service as Chairman of the respective committees, payable in equal quarterly installments. Each member of the Audit Committee, Compensation Committee, and Nominating Committee also received an additional annual retainer of $2,500 per committee served. All of the foregoing payments are pro-rated for the dates of applicable service. In connection with his appointment as Executive Chairman in December 2023, Mr. Garrison became entitled to an annual base salary of $1,000,000.

Prior to the beginning of each calendar year, non-employee directors may elect to receive all or a portion of their quarterly cash retainer payment in the form of deferred stock units (“DSUs”). DSUs represent the right to receive shares of Common Stock at the time the director’s Board service ends. The number of DSUs granted is determined by dividing the portion of the cash compensation with respect to which the election is made by the closing price of the Common Stock on the date the cash compensation is due to be paid. DSUs issued in lieu of cash compensation are fully-vested.

Equity Compensation

Under the Company’s 2019 Stock Incentive Plan, the Company’s non-employee directors were eligible to receive equity awards in the form of stock options, restricted stock, or restricted stock units (“RSUs”) at the discretion of the Board or the Compensation Committee. For 2022, the value of each annual equity award was $200,014, delivered in the form of RSUs, which fully vested on the first anniversary of the grant date, subject to earlier vesting upon a change of control of the Company. If a non-employee director retired from the Board prior to the first anniversary of the grant date, a pro-rata portion of the RSUs would vest based on the time elapsed from the grant date to the date of retirement. Annual director equity awards have historically been granted after the Company’s annual meeting of stockholders to coincide with the commencement of director terms.

Director Compensation – 2022

The following table shows information regarding the compensation earned during 2022 by the Company’s non-employee directors who served on the Board during the year. The compensation paid to Mr. Poulton and Mr. Black is shown in the table entitled “Summary Compensation Table – 2022, 2021 and 2020” and the related explanatory tables in the “Executive Compensation” section below. Mr. Poulton and Mr. Black did not receive any additional compensation for their service as members of the Board.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Elizabeth A. Altman	88,938	200,014	—	288,952
Mara G. Aspinall(4)	32,688	—	—	32,688
P. Gregory Garrison	144,750	200,014	—	344,764
Jonathan J. Judge	92,500	200,014	—	292,514
Michael A. Klayko(4)	81,625	—	—	81,625
Dave B. Stevens	94,625	200,014	—	294,639
David D. Stevens(4)	41,500	—	39,588	81,088
Carol J. Zierhoffer	77,313	200,014	—	277,327
(1)
This column reports the amount of cash compensation earned by each director during 2022 for his or her Board and committee service. As described above, non-employee directors may elect to convert all or a portion of their cash compensation into fully-vested DSUs. None of the non-employee directors elected to do so in 2022.
(2)
In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of RSU awards granted to non-employee directors during 2022, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (“FASB ASC Topic 718”). The grant date fair value of RSUs is measured based on the closing fair market value of the Common Stock on the date of grant.
(3)
The amounts reflected in this column represent the aggregate incremental cost to the Company of travel and lodging expenses for Mr. Stevens for a retirement gift in connection with his retirement from the Board. The incremental cost is calculated based on the amount directly paid to the third-party vendor.
(4)
Ms. Aspinall and Messrs. Klayko and Stevens did not stand for reelection at the Company’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”).

The aggregate number of equity awards outstanding as of December 31, 2022 for each of the Company’s non-employee directors is as set forth below. As of December 31, 2022, none of our non-employee directors held outstanding DSUs.

Name	Number of Shares Subject to Outstanding RSUs as of 12/31/2022
Elizabeth A. Altman	12,756
Mara G. Aspinall	—
P. Gregory Garrison	12,756
Jonathan J. Judge	12,756
Michael A. Klayko	—
Dave B. Stevens	12,756
David D. Stevens	—
Carol J. Zierhoffer	12,756

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the Company’s executive compensation philosophy and program, the decisions the Compensation Committee made with respect to the Company’s executive compensation program for 2022, and the factors that the Compensation Committee considered in making those decisions. The Compensation Committee has the principal responsibility for establishing, implementing and monitoring the Company’s executive compensation program in accordance with the Company’s executive compensation philosophy and what the Compensation Committee believes to be best practices with respect to executive compensation. This Compensation Discussion and Analysis focuses on the compensation of the Company’s named executive officers (our “NEOs”). For 2022, our NEOs and the titles each held as of December 31, 2022 were:

•
Richard Poulton, Chief Executive Officer (“CEO”);*
•
Thomas Langan, President & Chief Commercial Officer;*
•
Leah Jones, Chief Financial Officer;*
•
Tejal Vakharia, Senior Vice President & General Counsel;
•
Lisa Hammond, Chief Human Resources Officer; and
•
Paul Black, the Company's former Chief Executive Officer.*

*On May 6, 2022, Mr. Black ceased serving as our Chief Executive Officer and Mr. Poulton was appointed Chief Executive Officer and ceased serving as President and Chief Financial Officer. Also, effective May 6, 2022, Thomas Langan was appointed President and Chief Commercial Officer and Leah Jones was appointed as our Chief Financial Officer. Please see the “Management Transition” section for a summary of the compensation decisions made with respect to Mr. Black and Mr. Poulton in connection with their 2022 transitions. As previously disclosed, and as further described below, on December 6, 2023, Mr. Poulton and Ms. Jones each resigned at the request of the Board from their positions as Chief Executive Officer and Chief Financial Officer, respectively, effective immediately, and Dr. Shih-Yin Ho was appointed as the Company’s Interim Chief Executive Officer and Leland Westerfield was appointed as the Company’s Interim Chief Financial Officer. Effective June 7, 2024, Dr. Ho stepped down as Interim Chief Executive Officer and from the Board following the expiration of her term of service as Interim Chief Executive Officer, and Mr. Langan was appointed as Interim Chief Executive Officer of the Company. Ms. Vakharia continues to serve as Senior Vice President and General Counsel, but in connection with the closing of the divestiture of the HLPP business, her base salary was increased to $448,000 and her annual bonus opportunity and annual equity award opportunity were increased to $784,000 and $1,200,000, respectively, in each case retroactively effective as of the closing.

Restatement and Related Management Changes

As described in the Explanatory Note and as previously disclosed, the Board reached a determination that the Company’s consolidated financial statements and related disclosures for the Affected Periods should no longer be relied upon. The restated consolidated financial statements as of and for the Affected Periods are included in this Form 10-K. The Company has determined that no amounts are recoverable as a result of these restatements from any current or former executive officers under the operative clawback policy (as described below) in effect with respect to the periods in question.

Also as described in the Explanatory Note, the Audit Committee independently conducted the Audit Committee Investigation, which investigated other matters relating to the Company’s financial reporting, internal controls over financial reporting, and disclosure controls. In addition, as a result of the Audit Committee Investigation, on December 6, 2023,Mr. Poulton and Ms. Jones each resigned at the request of the Board from their positions as Chief Executive Officer and Chief Financial Officer, respectively. Mr. Poulton also stepped down from the Board, effective December 6, 2023, Ms. Jones served the Company as a consultant working outside the Finance organization for an initial period of six months, which was subsequently extended to twelve months and has now expired.

Executive Compensation Philosophy

The Company’s primary objective for its executive compensation program is to attract, retain, and motivate outstanding leaders who will help drive the Company’s long-term success. The Compensation Committee seeks to establish and implement a compensation program for the Company’s NEOs that emphasizes pay for performance, and is designed to meet the following objectives:

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

In implementing the Company’s compensation philosophy, the Compensation Committee considered financial and operational results, as well as the Company’s stock price performance, when making compensation decisions for 2022. In designing and overseeing the various elements of the 2022 executive compensation program, the Compensation Committee focused on aligning executive compensation with financial metrics that the Compensation Committee believed were indicative of the Company’s ability to build and sustain growth and continued accountability for our long-term stock price performance with the use of rigorously-designed relative total stockholder return (“TSR”) performance stock units (“PSUs”).

The charts below illustrate the 2022 target total direct compensation opportunities (i.e., base salary and target short- and long-term incentive opportunities) for Mr. Poulton, as well as the average of such opportunities for the Company’s other NEOs other than Mr. Poulton serving as of December 31, 2022. As shown below, 88% of Mr. Poulton’s 2022 target total direct compensation, and 78% of the average of the target total compensation for the other NEOs serving as of December 31, 2022 was at-risk compensation that was dependent on either the Company’s financial or stock price performance. Total direct compensation includes annual cash incentive bonus opportunities and PSUs, each of which are dependent on the Company’s financial or stock price performance, and service-based RSUs, the value of which is dependent on the Company’s stock price performance. As a result of his mid-year departure, Mr. Black is excluded from these graphs.

2022 CEO Compensation(1) 88% At-Risk Compensation(2) 51% Performance Based Compensation(3)	2022 Other NEO Compensation(1) 78% At-Risk Compensation(2) 51% Performance-Based Compensation(3)

(1)
Values illustrated reflect the percentage of each compensation element at target.
(2)
“At-Risk Compensation” is compensation where the value is either based upon the Company’s financial performance or stock price.
(3)
“Performance-Based Compensation” is compensation that is dependent on achievement against pre-established quantitative performance goals.

The at-risk elements of the Company’s 2022 executive compensation program were annual incentive cash bonuses and long-term incentive equity awards. With respect to annual incentive cash bonuses, the Compensation Committee approved the Company’s annual incentive cash bonus plan (the “2022 Bonus Plan”) with potential payouts that were equally contingent on the Company’s non-GAAP revenue and adjusted EBITDA performance. A threshold level of performance with respect to a performance measure must be attained before payment of any bonuses with respect to such measure under the 2022 Bonus Plan.

With respect to equity awards, in 2022 the Compensation Committee approved annual equity grants to the continuing NEOs in the form of:

•
50% (67% for Mr. Langan) PSUs, which may be earned based on the Company’s TSR relative to a pre-established peer group, measured over a single three-year performance period; and
•
50% (33% for Mr. Langan) service-based RSUs, which vest, subject to continuous service, 1/3 per year over three years.

As in recent years, the Compensation Committee chose to structure a significant portion of each NEO’s compensation as at-risk compensation, with the compensation actually realized by each NEO significantly impacted by the financial performance and/or stock price performance of the Company.

The Company maintains the following balance of compensation practices that it believes enhances its pay-for-performance philosophy and aligns the Company’s executives’ interests with the long-term interests of the Company’s stockholders:

The Company HAS This Practice	The Company Does NOT Have This Practice

Annual pay assessments conducted by an independent Compensation Committee with the assistance of an independent compensation advisor, with pay benchmarked against a set of comparable companies	Repricing of options without stockholder approval
Pay aligned with the Company’s financial performance and stockholder returns	Tax gross-ups for NEOs
Significant at-risk compensation for NEOs	Excise tax gross-ups for change of control benefits
A significant portion of NEO annual equity awards are performance contingent and tied to rigorous, long-term relative stock price goals	Single-trigger or otherwise excessive change of control severance benefits
Double-trigger change of control severance benefits	Dividend payments on unearned equity awards
Stock ownership requirements for officers (CEO 6x base salary and other NEOs 2x base salary) and non-employee directors (5x cash retainer)	Excessive perquisites
Limited perquisites	Supplemental executive retirement benefits
Anti-hedging and anti-pledging policies	Guaranteed annual bonuses or equity rights
Clawback policy
Consideration of Stockholder Say-on-Pay Vote

The Compensation Committee considers the outcome of the Company’s annual say-on-pay vote when making decisions regarding the Company’s executive compensation program. The Company received approximately 99% support for its say-on-pay vote at the Company’s 2022 Annual Meeting. This 99% approval from stockholders at the Company’s 2022 Annual Meeting follows similar say-on-pay results from 2021 and 2020, which were 97% and 95%, respectively, for those years. The Compensation Committee viewed the outcome of the say-on-pay vote as indicative that an overwhelming majority of the Company’s stockholders viewed the Company’s approach to executive compensation favorably. Accordingly, the Compensation Committee did not make any changes to the Company’s executive compensation program in response to the 2022 say-on-pay vote.

Compensation Procedures

Compensation Committee

During 2022, Dave B. Stevens (Chairman), Jonathan J. Judge (former Chairman), Michael A. Klayko, P. Gregory Garrison and Carol J. Zierhoffer served on the Compensation Committee. In May 2022, Mr. Judge ceased serving as Chairman of the Compensation Committee; Mr. Stevens was appointed Chairman of the Compensation Committee; Mr. Klayko ceased serving on the Compensation Committee; and Mr. Garrison and Ms. Zierhoffer joined the Compensation Committee. The Compensation Committee’s responsibilities with respect to executive compensation include:

•
Establishing the Company’s compensation philosophy;
•
Overseeing the development and implementation of the Company’s compensation policies;
•
Reviewing and approving corporate goals and objectives relevant to the compensation of the CEO and other executive officers; and
•
Approving the compensation levels of each of the executive officers.

Role of Management

The primary objective of the Company’s executive compensation program is to align the program with the Company’s financial performance and the long-term interests of the Company’s stockholders. The Compensation Committee believes that this alignment is best achieved through consultations with members of the Company’s senior management, because management is responsible for the Company’s day-to-day operations and for creating and executing the Company’s business plan. As such, the Company’s management provides the Compensation Committee with valuable insights into the Company’s day-to-day operations and future expectations, which the Company believes are supported by the incentives in the compensation program. In 2022, the Compensation Committee consulted with Mr. Black, Mr. Poulton and Ms. Vakharia in formulating compensation plans. Mr. Black, Mr. Poulton and Ms. Vakharia attended Compensation Committee meetings during which NEO and employee compensation decisions were made, but each was not present during the Compensation Committee’s discussions regarding his or her own compensation. The Compensation Committee also regularly meets in executive session without any members of management present.

Role of Compensation Consultant

The Compensation Committee retained Compensia to serve as its independent compensation consultant with respect to decisions regarding 2022 compensation. Compensia reported directly to the Compensation Committee and participated in Compensation Committee meetings. Compensia did not perform any other services for the Company in 2022. After considering Compensia’s relationship with the Company, the services provided by Compensia, and information provided to the Compensation Committee by Compensia, the Compensation Committee determined that Compensia met the independence requirements to serve as its independent compensation consultant and that Compensia’s work did not raise any conflict of interest.

Specifically, with respect to 2022, Compensia:

•
Advised on the design of the Company’s executive compensation program in order to assist the Compensation Committee in evaluating the linkage between pay and performance;
•
Provided and reviewed market compensation and performance data to assist the Compensation Committee in setting executive compensation relative to competitive market data;
•
Advised the Compensation Committee regarding the elements of the Company’s executive compensation program, equity grants, and equity compensation-related dilution levels relative to the Company’s peers; and
•
Advised the Compensation Committee regarding the Company’s compensation risk assessment, which assessment concluded that the compensation programs of the Company in 2022 did not create incentives that were reasonably likely to materially harm the Company.

Market Analysis

The Compensation Committee considers relevant market pay practices and relative performance when setting executive compensation and incentive goals. Market practices, or benchmarks, are based on peer group disclosure. When making compensation decisions, the Compensation Committee considers the market data in conjunction with other factors, such as an officer’s individual tenure and performance, unique qualifications, and role and impact within the Company. Working with Compensia, the Compensation Committee established an updated peer group to be used in designing the Company’s 2022 executive compensation program. When setting the peer group for 2022, the Compensation Committee took into account the potential impact of the divestiture of the HLPP business on the Company’s revenue and market capitalization. The peer group selected by the Compensation Committee aligns with the Company’s financial position following the divestiture of the HLPP business. As a result, there are more changes to the peer group for 2022 than have been made in recent years. The peer group used to evaluate the Company’s 2022 compensation decisions included companies with the following characteristics at the time the peer group was selected:

•
Software and business services companies generally in the technology and healthcare-related sectors, with a focus on direct healthcare technology competitors to the extent available;
•
Revenue ranging generally between 0.5x and 2.5x of the Company’s trailing four quarter revenue at the time of peer group selection, with median revenue of approximately $756 million; and
•
A market capitalization range generally between 0.25x and 4x of the Company’s market capitalization at the time of peer group selection, with median market capitalization of $2.1 billion.

The peer group used to evaluate 2022 compensation decisions consisted of the 21 U.S.-based publicly traded healthcare technology companies and general software companies listed below (the “2022 peer group”). For 2022, the Compensation Committee removed Hill-Rom Holdings, Inc., HMS Holdings Corp., and Inovalon Holdings, Inc. because they were acquired. The Compensation Committee also removed AMN Healthcare Services, Inc., Cerner Corporation, Change Healthcare Inc., Veeva Systems, Inc., CDK Global Inc., Fair Isaac, MAXIMUS, Inc., Nuance Communications, Inc., PTC Inc., Teradata Corporation and Verint Systems Inc., due to their not being financially comparable to the Company following the divestiture of the HLPP business. To replace those companies, the Compensation Committee added Agiliti, Inc., Astrana Health, Inc., Avanos Medical, Inc., Certara, Inc., CorVel Corp., Health Catalyst, Inc., HealthStream Inc., Multiplan Corporation, Phreesia, Inc., Sharecare, Inc., TruBridge, Inc., Commvault Systems Inc., Huron Consulting Group Inc., ICF International, Inc. and Model N, Inc. The Compensation Committee considered each of those companies to be financially or operationally comparable to the Company.

Healthcare Technology Companies	Software Companies
Agiliti, Inc.	Commvault Systems Inc.
Astrana Health, Inc.	Huron Consulting Group Inc.
Avanos Medical, Inc.	ICF International, Inc.
Certara, Inc.	Model N, Inc.
CorVel Corporation
Evolent Health, Inc.
Haemonetics Corporation
Health Catalyst, Inc.
HealthStream Inc.
MultiPlan Corporation
NextGen Healthcare, Inc.
OmniCell, Inc.
Phreesia, Inc.
Premier, Inc.
R1 RCM Inc.
Sharecare, Inc.
TruBridge, Inc.

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

The principal components of the Company’s 2022 executive compensation program were base salary, annual incentive cash bonuses and long-term incentive equity awards. The Company also provides a 401(k) retirement savings plan with certain matching contributions, group health and welfare plans, and group term life insurance. In addition, the Company provides the NEOs with severance benefits upon a termination of employment under certain circumstances, including following a change of control of the Company, as more fully described elsewhere in this Form 10-K. The Company does not maintain defined benefit pension plans for its NEOs because the Compensation Committee believes that the existing compensation arrangements enable the Company’s NEOs to adequately plan for their retirement and that wealth creation should primarily be a function of performance for the Company’s stockholders.

Base Salary

Base salaries are paid to the NEOs to compensate them for the performance of their respective job duties and responsibilities. The Compensation Committee reviews base salaries of the NEOs on an annual basis. In setting annual base salaries, the Compensation Committee takes into consideration the Company’s overall financial and operating performance in the prior year, the Company-wide target for base salary increases for all employees, market and competitive salary information, changes in the scope of an NEO’s job responsibilities and other relevant factors. When considering market and competitive salary information, the Compensation Committee has historically reviewed peer compensation data, although there is no target compensation level. The Compensation Committee also reviews each NEO’s scope of role and performance, as well as the performance of the business units and departments for which he or she is responsible, to the extent applicable. For the CEO, the Compensation Committee evaluates his or her performance and determines any salary adjustment. For each of the other NEOs, the Compensation Committee receives a performance evaluation from the CEO and a recommendation for any salary adjustment. For 2022, the Compensation Committee considered that Mr. Poulton would succeed Mr. Black as CEO upon Mr. Black’s retirement. Therefore, the Compensation Committee determined Mr. Poulton should receive a base salary increase reflective of his transition into the CEO role. Based on this, the Compensation Committee recommended a base salary increase of approximately 14% for Mr. Poulton. For Ms. Vakharia, the Compensation Committee approved an increase of approximately nine percent based on her increased experience in her role and her strong performance during 2021. In addition, the Compensation Committee recommended increases of approximately 9% and 15% to the base salaries for Mr. Langan and Ms. Jones, respectively, in recognition of their increased responsibilities. Ms. Hammond received an increase in base salary when she was promoted into her role as a Chief Human Resources Officer in 2022 and her increased base salary was reflective of the increased responsibilities associated with her promotion.

The following table sets forth the base salary rate in effect as of December 31, 2022 for each NEO:

Name	Salary Rate as of December 31, 2022 ($)(1)	% Increase From 2021 Base Salary
Richard Poulton	800,000	14.29%
Thomas Langan	475,000	8.51%
Leah Jones	365,000	14.87%
Tejal Vakharia	448,000	8.74%
Lisa Hammond	275,000	22.22%
Paul Black	1,030,000	0.00%
(1)
Mr. Black ceased service as an executive officer of the Company on May 6, 2022. The amount reported in this column for Mr. Black represents his annual base salary in effect as of immediately prior to his ceasing service as an executive officer of the Company.

Annual Incentive Cash Bonuses

The Compensation Committee chose non-GAAP adjusted EBITDA and non-GAAP revenue, each weighted 50%, as the financial performance measures for the 2022 Bonus Plan. Non-GAAP adjusted EBITDA consists of GAAP net income/(loss) as reported and adjusts for the provision for revenue deferral; the provision/(benefit) for income taxes; net interest expense and interest income and other income/(expense); stock-based compensation expense; depreciation and amortization; deferred revenue and other related adjustments; non-recurring and transaction-related costs; and non-cash asset impairment charges. Non-GAAP revenue consists of GAAP revenue as reported and adds back deferred revenue and other GAAP-related adjustments. The Compensation Committee chose these measures for the 2022 Bonus Plan because they believed that those were key measures upon which stockholders would evaluate the Company’s performance following the divestiture of the HLPP business.

Mr. Poulton’s target cash bonus was 125% of his base salary, which did not change when he transitioned into the CEO role. The target cash bonuses for the remainder of the NEOs other than Mr. Black were 75% of each of their respective base salaries, which is historically the standard practice for the Company’s NEOs. The Compensation Committee initially approved a target cash bonus equal to 150% of base salary for Mr. Black, which he forfeited in connection with his separation from the Company.

The charts below shows the non-GAAP adjusted EBITDA and non-GAAP revenue performance ranges that the Compensation Committee approved for 2022:

	Non-GAAP Adjusted EBITDA($) (millions)	Non-GAAP Revenue ($) (millions)	% Payout
Maximum	187	646	200.00%
	185	638	188.90%
	182	631	177.80%
	180	624	166.70%
	178	617	155.60%
	175	611	144.40%
	172	605	133.30%
	171	599	122.20%
	168	593	111.10%
Target	166	587	100.00%
	164	580	93.80%
	162	573	87.50%
	159	566	81.30%
	156	558	75.00%
	154	551	68.80%
	151	543	62.50%
	148	536	56.30%
Threshold	145	528	50.00%

Bonus payments for the NEOs under the 2022 Bonus Plan were based on the Company’s non-GAAP adjusted EBITDA and non-GAAP revenue performance for the year, with each factor weighted at 50%. Due to the audit and subsequent restatement of the Company’s financial statements, as described above and which was ongoing at the time bonuses for 2022 were paid, final non-GAAP adjusted EBITDA and non-GAAP Revenue were not available when determining the payout under the 2022 Bonus Plan. As a result of that uncertainty, the Compensation Committee elected to delay the payment of bonuses initially pending the results of the audit. In May 2023, the Compensation Committee elected to use the best estimates of the Company’s non-GAAP adjusted EBITDA and non-GAAP revenue available at the time to pay approximately 75% of the estimated total annual bonus to each eligible employee, including the NEOs. Based on such estimates, and consistent with the payments to other eligible employees, the Compensation Committee approved an aggregate bonus payment to each NEO of 80% of target for the 75% portion of the total bonus that was paid in May 2023. In December 2023, the audit remained ongoing and final non-GAAP adjusted EBITDA and non-GAAP Revenue achievement for the year remained uncertain. At that time, the Compensation Committee chose to address employee morale and retention concerns by paying each eligible employee, including the NEOs, an amount which resulted in each eligible employee receiving a full target bonus for 2022. Mr. Poulton and Ms. Jones resigned prior to the payment of the second installment. Therefore they did not receive the second payment. When non-GAAP adjusted EBITDA and non-GAAP Revenue performance for 2022 ultimately became determinable, the Company achieved non-GAAP adjusted EBITDA of $165.8M and non-GAAP revenue of $575M. Under the scale above, that achievement would have resulted in a bonus payment of 90.65% for each NEO.

All In to Win Bonus Plan

In addition to the 2022 Bonus Plan, the Company’s employees, including the NEOs, participate in the All In to Win Bonus Plan. The All In to Win Bonus Plan pays each participant, including each NEO, a quarterly payment equal to the total of $5 for every $1 million in revenue generated by the Company during that quarter.

2022 Bonus Payouts

Name	2022 Bonus Plan Target Amount ($)	2022 Actual Incentive Bonus ($)	2022 All In To Win Bonus ($)
Richard Poulton	1,000,000	573,751	2,315
Thomas Langan	356,250	356,321	2,315
Leah Jones	273,750	158,309	2,315
Tejal Vakharia	336,000	327,001	2,315
Lisa Hammond	206,250	196,078	2,315
Paul Black*	1,545,000	—	—

*Because of his June 2022 departure from the Company, Mr. Black was not eligible to receive a 2022 bonus under the Company’s annual incentive program or the 2022 All In To Win Bonus program.

Equity Awards

Under the 2019 Stock Incentive Plan, the Compensation Committee may grant incentive and non-qualified stock options, PSUs, RSUs and other forms of equity compensation. The Compensation Committee believes that the issuance of equity-based long-term incentive awards to the Company’s NEOs is consistent with its stated objective of establishing an executive compensation program that aligns executives’ interests with the long-term interests of the Company’s stockholders.

In considering annual equity awards, the Compensation Committee conducts an annual review of the Company’s overall equity program, including items such as the Company’s total projected equity budget for the year, the Company’s aggregate equity usage relative to peers and the available share pool; and it factors that review into its annual award decisions. The Compensation Committee also considers market data for the Company’s peer group, individual factors such as the performance, responsibilities and qualifications of each NEO, each NEO’s past equity awards and the unvested retention value attributable to past awards when considering the amount and structure of equity awarded to each NEO annually.

For 2022, each of the NEOs other than Mr. Black was provided 50% of his or her annual equity award in the form of PSUs, and 50% of his or her annual equity award in the form of RSUs, except for Mr. Langan, whose annual equity awards were granted 67% in the form of PSUs and 33% in the form of RSUs. In light of his June 2022 separation from the Company, Mr. Black did not receive an equity award from the Company during 2022. The PSUs awarded in 2022 are 100% earned based on the Company’s TSR relative to a peer group of broadly comparable companies in terms of industry and revenue range measured over a single three-year performance period. The Company’s relative TSR is determined by comparing the change in the Company’s stock price over the three-year performance period beginning on the grant date, taking into account any dividends paid (which are assumed to be reinvested in the stock). The change in value over the performance period is then used to calculate a TSR gain/loss percentage for the performance period. That gain/loss percentage is then compared to the TSR gain/loss percentages of the peer group companies to calculate the Company’s relative TSR percentile. The Compensation Committee believes that using relative TSR as a performance measure provides an objective measure of the Company’s performance relative to other investment alternatives similar to the Company with respect to both industry and company size/value characteristics.

The 2022 TSR PSU awards require above-market performance, with the 60th percentile and 90th percentile (or greater) relative to the peer group required for target and maximum vesting, respectively. In addition, if the Company’s TSR is negative at the end of the three-year performance period, the 2022 TSR PSU awards will be capped at the target payout level even if the Company significantly outperforms the peer group.

The peer group for measuring relative TSR performance under the 2022 TSR PSU awards consisted of the following companies:

ACI Worldwide, Inc.	Haemonetics Corporation	Phreesia, Inc.
Agiliti, Inc.	Health Catalyst, Inc.	Premier, Inc.
Astrana Health, Inc.	HealthStream, Inc.	R1 RCM Inc.
Avanos Medical, Inc.	Huron Consulting Group, Inc.	Sharecare, Inc.
CDK Global, Inc.	ICF International, Inc.	TruBridge, Inc.
Certara, Inc.	Model N, Inc.	Veeva Systems Inc.
Commvault Systems, Inc.	ModivCare	Verint Systems Inc.
CorVel Corporation	MultiPlan Corporation	Ziff Davis, Inc.
Evolent Health, Inc.	NextGen Healthcare, Inc.
Exl Service Holdings, Inc.	Omnicell, Inc.

The Compensation Committee selected the 2022 relative TSR peer group based on its review of comparability to the Company on key selection criteria including industry, revenue, market capitalization and stage/time from initial public offering. The Compensation Committee chose the group of companies listed above because the Compensation Committee determined that those companies were most aligned with the Company when considering the key selection criteria.

When determining the amount of the annual equity award for Mr. Poulton for 2022, the Compensation Committee chose to grant the same amount of equity granted to him in 2021. For Ms. Vakharia, the Compensation Committee chose to increase her target award by $200,000 based on her strong individual performance during 2021. For Mr. Langan, Ms. Jones and Ms. Hammond, their 2022 annual equity awards were the first awards that they received while serving as executive officers and were determined based on a review of market data, the Company’s historical compensation practices and internal pay equity. The individual grant decisions reflect a review of quantitative market data and relevant qualitative factors including individual performance, time in role, scope and breadth of duties and internal pay equity.

The following table illustrates the annual equity awards made to the NEOs serving as of December 31, 2022 for 2022:

Name	Service- Based RSUs (1) ($)	Relative TSR PSUs (1) ($)	Total 2022 Grant Value (1) ($)
Richard Poulton	2,500,000	2,500,000	5,000,000
Leah Jones	400,000	400,000	800,000
Thomas Langan	500,000	1,000,000	1,500,000
Tejal Vakharia	600,000	600,000	1,200,000
Lisa Hammond	400,000	400,000	800,000
(1)
Represents the target equity award opportunity approved by the Compensation Committee as the annual equity award for each NEO included in the table. The target award values are not the same as the grant date fair values computed for financial reporting purposes and reported in the “2022 Grants of Plan-Based Awards” table included in the section entitled “Executive Compensation” below because the grant date fair value of the TSR-related PSUs reported for financial reporting purposes is determined based on the application of a Monte Carlo simulation method, while the amounts reported above represented the target compensation opportunity approved by the Compensation Committee.

Pre-2022 Equity Award Vesting Results

The Company granted certain performance-based equity awards prior to 2022 that vested, based in part, on the Company’s 2022 performance. In 2019, the Company granted PSUs to the then-serving NEOs that were scheduled to vest based on the Company’s relative TSR over a single three-year performance period. The awards required the Company’s TSR relative to the peer group to be at the 31st percentile for any vesting to occur, and TSR relative to the peer group to be at the 60th percentile for target vesting. The Company’s TSR for the three-year performance period ended February 28, 2022 was 78.35%, which placed the Company at the 81st percentile relative to the peer group. That performance resulted in vesting of 170% of the target shares under the awards.

Benefits and Perquisites

Each of the NEOs participates in the health and welfare benefit plans and fringe benefit programs generally available to all other Company employees. Beyond this, the Company generally does not provide the NEOs with perquisites and personal benefits in excess of $10,000. The total perquisites provided to each NEO are described in the “2022 All Other Compensation” table included below.

Severance Arrangements in Employment Agreements

The Compensation Committee believes that severance and change of control arrangements are an important part of overall compensation for the NEOs, because these arrangements help to secure the continued employment and dedication of the NEOs, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change of control. The Compensation Committee also believes that these arrangements are important as a recruitment and retention device, as many of the companies with which the Company competes for executive talent have similar arrangements in place for their senior employees. Accordingly, the Company has entered into severance arrangements as a component of the employment agreements with certain members of its senior management team, including Mr. Langan and, prior to his departure, Mr. Poulton. In addition, in May 2024, the Company entered into an Agreement for the Payment of Benefits Following Termination of Employment with each of Ms. Vakharia and Ms. Hammond. These severance arrangements provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Constructive Discharge,” or for “Good Reason” as these terms are defined in the applicable agreements. A termination following a “Change of Control” (as defined in the applicable agreements) generally results in the NEOs receiving additional compensation under the applicable agreements.

The Company has eliminated single trigger change of control benefits and tax gross-up payments on change of control benefits. Any change of control benefit is “double trigger,” requiring termination of employment under all circumstances, including a situation where the officer is not offered a “Comparable Job” (as defined in each employment agreement) in connection with a “Change of Control,” and the officer terminates employment within 10 days after the “Change of Control.” Additional information regarding the above-referenced agreements, including a quantification of benefits that would have been received by each of the NEOs had termination or change of control occurred on December 31, 2022, is found under the heading “Potential Payments upon Termination or Change of Control” section below. As noted above, in 2023, Mr. Poulton and Ms. Jones separated from the Company. Please see the discussion below under “Management Transition” for a summary of the compensation each received in connection with his or her separation.

Clawback Policy

In 2013, the Board adopted a clawback policy that provides that in the event of an accounting restatement due to material noncompliance with financial reporting requirement under the U.S. federal securities laws regardless of whether misconduct was the cause of the restatement, the Board or its delegated authority has the right to use reasonable efforts to recover from any of our current or former Section 16 officers who received incentive-based compensation based on financial performance achievement (including annual cash incentives, performance contingent non-qualified stock options or performance contingent restricted stock) during the three-year period preceding the date on which Company is required to prepare an accounting restatement any excess incentive-based compensation awarded as a result of the misstatement. The Company has determined that no amounts are recoverable as a result of the restatements described above from any current or former executive officers under the operative clawback policy in effect for the periods impacted by the restatements.

Stock Ownership Requirements

The Board has approved stock ownership requirements for the Company’s non-employee directors and for certain executives of the Company, including each of the NEOs. The CEO is required to maintain an ownership level with a fair market value equal to six times (6x) his base salary, while the other NEOs are required to maintain an ownership level with a fair market value equal to two times (2x) his or her respective base salary. The initial measurement date is five years from the date on which the NEO became subject to the requirements. Common Stock owned outright, service-based awards outstanding, and DSUs are included when determining the ownership level. Stock options and performance-based awards are excluded. If the stock ownership requirement is not met after five years, the NEO will be required to retain shares equal in value to no less than half of the after-tax value of shares vesting from any equity award until the stock ownership requirement is satisfied. The stock ownership requirement for the Company’s non-employee directors is five times (5x) the annual cash retainer then paid to each such director, with no specific period for achievement.

Management Transition

In 2022, we experienced a number of senior leadership changes and also completed the divestiture of the HLPP business on May 2, 2022. In addition, as noted above, Mr. Poulton and Ms. Jones each separated from the Company in 2023. The following summarizes the NEO compensation decisions made with respect to the 2022 management transitions as well as the compensation paid to Mr. Poulton and Ms. Jones in connection with their 2023 separations:

Paul Black. On May 6, 2022, Mr. Black ceased serving as our Chief Executive Officer. Pursuant to the second amendment to his employment agreement dated December 19, 2012 and amended October 1, 2015 (the “Existing Agreement”), effective May 6, 2022, Mr. Black remained an employee of the Company, serving as Executive Consultant to the Company, through June 30, 2022, at which time Mr. Black’s employment with the Company was deemed terminated without Cause, and he became entitled to receive the payments and benefits available to him under the Existing Agreement upon a termination of employment without Cause by the Company. Please see “Potential Payments Upon Termination or a Change of Control” for a description of the amounts paid to Mr. Black in connection with his separation from the Company.

Richard Poulton. Effective May 6, 2022, Richard Poulton was appointed Chief Executive Officer and ceased serving as President and Chief Financial Officer. In connection with his appointment as Chief Executive Officer, Mr. Poulton’s base salary was increased to $800,000 and his annual bonus opportunity was increased to $1,000,000, in each case retroactively effective as of the closing of the divestiture of the HLPP business.

On December 6, 2023, Mr. Poulton entered into a Separation Agreement with the Company (the “Poulton Separation Agreement”). Please see “Potential Payments Upon Termination or a Change of Control” for a description of the Poulton Separation Agreement.

Leah Jones. On December 6, 2023, Ms. Jones entered into a Separation Agreement with the Company (the “Jones Separation Agreement”). Ms. Jones also entered into a Consulting Agreement with the Company, effective as of December 7, 2023 (the “Jones Consulting Agreement”). Please see “Potential Payments Upon Termination or a Change of Control” for a description of the Jones Separation Agreement.

Pursuant to the Jones Consulting Agreement, Ms. Jones provided business development-related services to the Company for an initial period of six months, which was subsequently extended to twelve months and has now expired. Under the Jones Consulting Agreement, Ms. Jones received a weekly consulting fee of $10,000 and a $100,000 success fee payable upon completion of the initial term. Furthermore, in accordance with the terms of the Company’s equity incentive plan, Ms. Jones remained eligible for continued vesting of her outstanding equity awards based on her continued service as a consultant.

Summary Compensation Table – 2022, 2021 and 2020

The following table shows information regarding the compensation of each of the Company’s NEOs for 2022 and, to the extent required by applicable SEC disclosure rules, 2021 and 2020.

Name and Principal Position	Year	Salary $	Bonus (1) $	Stock Awards (2) $	Option Awards $	Non-Equity Incentive Plan Compensation (3) $	All Other Compensation (4) $	Total $
Paul M. Black	2022	515,000	—	—	—	—	1,030,757	1,545,757
Former Chief Executive Officer	2021	1,030,000	—	6,459,256	—	3,090,733	19,975	10,599,964
	2020	1,030,000	—	5,180,872	—	1,716,496	20,350	7,947,718

Richard J. Poulton	2022	765,000	—	5,386,726	—	576,066	26,912	6,754,704
Chief Executive Officer	2021	700,000	—	5,167,392	—	1,721,565	24,882	7,613,839
	2020	630,000	560,070	4,144,710	—	699,930	25,362	6,060,072

Leah Jones (5)	2022	351,799	—	861,742	—	160,624	13,870	1,388,035
Chief Financial Officer

Thomas Langan (5)	2022	475,659	12,540	1,654,350	—	346,096	4,262	2,492,907
President and Chief Compliance Officer

Tejal Vakharia	2022	436,000	2,761	1,292,809	—	326,555	15,779	2,073,904
Senior Vice President and General Counsel	2021	412,000	—	1,033,491	—	615,733	14,482	2,075,706
	2020	352,662	68,593	513,485	—	195,904	13,060	1,143,704

Lisa Hammond (5)	2022	261,438	9,112	861,899	—	189,281	13,152	1,334,882
Chief Human Resources Officer

(1)
The amounts in this column for 2022, $12,540 for Mr. Langan, $2,761 for Ms. Vakharia and $9,112 for Ms. Hammond, represent the portion of the aggregate bonus payments made under the 2022 Bonus Plan in May 2023 and December 2023 that exceeded the amount that would have been paid based on actual performance.

(2)
The amounts in this column represent equity awards granted under the 2019 Stock Incentive Plan. The amounts reported are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, with awards subject to performance or market-based vesting conditions calculated based on the probable achievement of such vesting conditions at the time of grant. In the second quarter of 2022, Mr. Poulton, Ms. Jones, Ms. Vakharia and Ms. Hammond were provided 50% and Mr. Langan was provided 67% of their equity award opportunity, respectively, in PSUs that vest based on the Company’s relative TSR compared to a peer group of companies over a single three-year performance period. The grant date fair value for the relative TSR PSUs on May 2, 2022 was $20.28 per share and May 10, 2022 was $18.49 per share and was calculated based on the application of a Monte Carlo simulation model. The weighted averages of the assumptions used during the second quarter of 2022 were: risk-free interest rate of 2.93% and 2.81%, respectively; no dividend yield; and expected volatility using the historical volatility over the most recent three-year period for the peer group and implied volatility at 47.24% and 47.32%, respectively. In calculating the fair market value, three years was used to be commensurate with the three-year performance period of the awards. The interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the overall performance period. Under FASB ASC Topic 718, the vesting conditions related to the 2022 relative TSR PSUs are considered market conditions and not performance conditions. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the relative TSR PSUs that could be calculated and disclosed based on achievement of market conditions. The grant date fair value of the PSUs does not correspond to the actual value that may be recognized by an NEO with respect to the award, which may be higher or lower based on a number of factors, including the Company’s performance, the performance of the companies in the peer group, stock price fluctuations and applicable vesting. The amount also includes the grant date fair value of service-based RSU awards. The grant date fair value for the service-based awards granted in the second quarter of 2022 was $20.28 per share for Ms. Jones and Mr. Langan and $18.49 per share for Mr. Poulton, Ms. Vakharia and Ms. Hammond. The service-based awards were calculated based on the market value of the Company’s stock on the date of grant. See Note 12 “Stock Award Plan” for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
(3)
Amounts included in this column for 2022 represent cash incentive bonuses payable under the 2022 Bonus Plan based on the Company’s achievement of non-GAAP adjusted EBITDA and non-GAAP revenue performance goals and the Global All In to Win Bonus Plan based on the Company’s revenue from January 2022 – September 2022. The amounts shown in this column represent the portion of the aggregate bonus payments made under the 2022 Bonus Plan based on actual performance.
(4)
Amounts included in this column for 2022 are set forth by category in the “2022 All Other Compensation” table below.
(5)
Ms. Jones, Mr. Langan and Ms. Hammond were not NEOs prior to 2022.

2022 All Other Compensation

Name	Parking Expense Payments ($)	401(k) Matching Contributions ($)	Life Insurance Premiums ($)	Executive Physicals ($)	Travel and Lodging Expenses ($) (a)	Severance Payment $ (b)	Total ($)
Paul M. Black	—	12,200	3,762	—	43,925	970,870	1,030,757
Richard J. Poulton	1,440	12,200	4,902	8,370	—	—	26,912
Leah Jones	—	12,200	1,670	—	—	—	13,870
Thomas Langan	—	—	4,262	—	—	—	4,262
Tejal Vakharia	1,440	12,200	2,139	—	—	—	15,779
Lisa Hammond	—	11,984	1,168	—	—	—	13,152
(a)
The amount reflected for Mr. Black represents the aggregate incremental cost to the Company of travel and lodging expenses incurred with respect to a retirement gift to Mr. Black in connection with his separation from the Board.
(b)
The amount reflected for Mr. Black represents (i) $965,625, representing the portion of the cash severance that was paid to Mr. Black in 2022 pursuant to the Black Separation Agreement (as defined below), and (ii) $5,245, representing the incremental cost of Mr. Black’s continued participation in Company health and dental benefit plans at active employee rates in 2022 following his separation from the Company.

2022 Grants of Plan-Based Awards

The following table provides information regarding non-equity incentive awards and equity-based awards granted by the Company in 2022.

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Grant Date		Approval Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #	Stock or Units (#)	and Option Award (2) ($)
Paul M. Black				772,500	1,545,000	3,090,000	—	—	—	—	—

Richard J. Poulton				500,000	1,000,000	2,000,000	—	—	—	—	—
				—	2,315	—	—	—	—	—	—
	5/10/2022	(3)	5/10/2022	—	—	—	4,462	135,209	270,418	—	2,886,712
	5/10/2022	(4)	5/10/2022	—	—	—	—	—	—	135,209	2,500,014

Leah Jones				136,875	273,750	547,500	—	—	—	—	—
				—	2,315	—	—	—	—	—	—
	5/2/2022	(3)	5/2/2022	—	—	—	651	19,724	39,448	—	461,739
	5/2/2022	(4)	5/2/2022	—	—	—	—	—	—	19,724	400,003

Thomas Langan				178,125	356,250	712,500	—	—	—	—	—
				—	2,315	—	—	—	—	—	—
	5/2/2022	(3)	5/2/2022	—	—	—	1,627	49,310	98,620	—	1,154,347
	5/2/2022	(4)	5/2/2022	—	—	—	—	—	—	24,655	500,003

Tejal Vakharia				168,000	336,000	672,000	—	—	—	—	—
				—	2,315	—	—	—	—	—	—
	5/10/2022	(3)	5/10/2022	—	—	—	1,071	32,450	64,900	—	692,808
	5/10/2022	(4)	5/10/2022	—	—	—	—	—	—	32,450	600,001

Lisa Hammond				103,125	206,250	412,500	—	—	—	—	—
				—	2,315	—	—	—	—	—	—
	5/10/2022	(3)	5/10/2022	—	—	—	714	21,634	43,268	—	461,886
	5/10/2022	(4)	5/10/2022	—	—	—	—	—	—	21,634	400,013

(1)
For each of the NEOs, these amounts reflect the cash incentive compensation award opportunities granted under the 2022 Bonus Plan. The Global All In to Win Bonus Plan does not have threshold, target and maximum opportunities. Actual payout under the 2022 Bonus Plan was based on the achievement of 2022 non-GAAP revenue and non-GAAP adjusted EBITDA performance goals; and actual payout under the Global All In to Win Bonus Plan was based on the Company’s revenue achievement from July 1, 2022 to December 31, 2022. Please see the “Compensation Discussion and Analysis” section for further information regarding these awards.
(2)
The amounts shown in this column are valued based on the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 12, “Stock Award Plan” for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
(3)
This award represents a PSU award granted under the 2019 Stock Incentive Plan, which will vest based on the Company’s relative TSR versus a peer group over a single three-year performance period ending on the third anniversary of the grant date. Please see the “Compensation Discussion and Analysis” section for further information regarding this award.
(4)
Award of service-based RSUs granted under the 2019 Stock Incentive Plan that vest equally on the first three anniversaries of the grant date. Please see the “Compensation Discussion and Analysis” section for further information regarding these awards.

Outstanding Equity Awards as of December 31, 2022

The following table shows information regarding the outstanding equity awards (consisting of PSU and RSU awards) held by each of the NEOs as of December 31, 2022. As of December 31, 2022, none of the Company’s NEOs held any option awards.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Paul M. Black	2/26/2020	—	—	—	—	—		—	228,938	(2)	4,038,466
	3/2/2021	—	—	—	—	—		—	45,703	(2)	806,201

Richard J. Poulton	2/26/2020	—	—	—	—	40,700	(3)	717,948	—		—
	2/26/2020	—	—	—	—	—		—	183,151	(2)	3,230,784
	2/26/2020	—	—	—	—	366,302	(4)	6,461,567	—		—
	3/2/2021	—	—	—	—	109,938	(3)	1,939,306	—		—
	3/2/2021	—	—	—	—	—		—	82,454	(2)	1,454,489
	3/2/2021	—	—	—	—	164,980	(5)	2,908,977	—		—
	5/10/2022	—	—	—	—	135,209	(3)	2,385,087	—		—
	5/10/2022	—	—	—	—	—		—	135,209	(2)	2,385,087

Leah Jones	4/1/2019	—	—	—	—	9,328	(6)	164,546	—		—
	5/1/2020	—	—	—	—	30,450	(6)	537,138	—		—
	4/1/2021	—	—	—	—	24,851	(6)	438,372	—		—
	5/2/2022	—	—	—	—	19,724	(6)	347,931	—		—
	5/2/2022	—	—	—	—	—		—	19,724	(2)	347,931

Thomas Langan	4/1/2019	—	—	—	—	29,151	(6)	514,224	—		—
	5/1/2020	—	—	—	—	60,901	(6)	1,074,294	—		—
	4/1/2021	—	—	—	—	24,851	(6)	438,372	—		—
	4/1/2021	—	—	—	—	20,608	(7)	363,525	—		—
	5/2/2022	—	—	—	—	24,655	(6)	434,814	—		—
	5/2/2022	—	—	—	—	—		—	49,310	(2)	869,828

Tejal Vakharia	4/1/2019	—	—	—	—	8,162	(6)	143,978	—		—
	5/1/2020	—	—	—	—	29,360	(6)	517,910	—		—
	9/3/2020	—	—	—	—	8,352	(6)	147,329	—		—
	3/2/2021	—	—	—	—	21,988	(6)	387,868	—		—
	3/2/2021	—	—	—	—	—		—	16,491	(2)	290,901
	3/2/2021	—	—	—	—	32,982	(5)	581,802	—		—
	5/10/2022	—	—	—	—	32,450	(3)	572,418	—		—
	5/10/2022	—	—	—	—	—		—	32,450	(2)	572,418

Lisa Hammond	4/1/2021	—	—	—	—	1,992	(6)	35,139	—		—
	5/25/2021	—	—	—	—	15,823	(6)	279,118	—		—
	5/10/2022	—	—	—	—	21,634	(3)	381,624	—		—
	5/10/2022	—	—	—	—	—		—	21,634	(2)	381,624
(1)
The dollar amounts shown in each of these columns are determined by multiplying (i) the number of shares or units shown in the preceding column by (ii) $17.64 (the closing price of the Common Stock on December 30, 2022).
(2)
This PSU award vests based on the Company’s relative TSR performance over a single three-year performance period ending on the third anniversary of the grant date and the NEO’s continued service during the performance period.
(3)
This RSU award vests in three equal installments on each of the first three anniversaries of the grant date, provided that the NEO continues to be employed with the Company through the applicable vesting date.

(4)
This PSU award is earned based on the Company’s year-end 2020 non-GAAP adjusted EBITDA margin and vests at the end of a single three-year period ending on the third anniversary of the grant date, provided the NEO continues to be employed with the Company through the applicable vesting date. Performance under this award resulted in the award being earned at 200% of target, which is reflected in the table.
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
(6)
This RSU awards vests in four equal installments on each of the first four anniversaries of the grant date, provided that the NEO continues to be employed with the Company through the applicable vesting date.
(7)
This PSU award is earned based on the applicable Veradigm business unit's revenue and operating profit in 2021 and vests in three equal installments on each of the first three anniversaries of the grant date, provided the NEO continues to be employed with the Company through the applicable vesting date. Performance under this award resulted in the award being earned at 93.30% of target, which is reflected in the table.

2022 Stock Vested

The following table shows information regarding the vesting during 2022 of stock awards previously granted to the NEOs. No options were exercised by the NEOs during 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Paul M. Black	1,285,426	24,625,829
Richard J. Poulton	475,024	10,001,025
Leah Jones	40,021	887,088
Thomas Langan	130,093	2,813,589
Tejal Vakharia	44,298	927,539
Lisa Hammond	5,940	106,612
(1)
The value realized equals the fair market value of the Common Stock on the vesting date multiplied by the number of shares vested. Upon release of the RSUs or PSUs, as applicable, shares may be surrendered to satisfy minimum income tax-withholding requirements. The amounts shown are gross amounts absent netting for shares surrendered.

Potential Payments Upon Termination or Change of Control

During 2022, the Company was party to an employment agreement with each of Mr. Poulton, Mr. Langan and Mr. Black that provided for payments in connection with their termination, whether upon a change of control or otherwise, and Ms. Jones, Ms. Vakharia and Ms. Hammond were each eligible for severance upon a termination without Cause under the Company’s general severance plan. As noted above, in 2022, the Company experienced a number of senior leadership changes, including the departure of Mr. Black, and, in 2023, Mr. Poulton and Ms. Jones each separated from the Company. Finally, in May 2024, the Company entered into an Agreement for the Payment of Benefits Following Termination of Employment with each of Ms. Vakharia and Ms. Hammond (together, the “Severance Agreements”), as described further below

The estimated benefits to be provided to the NEOs under the employment arrangements in effect as of December 31, 2022 in each of those situations are described below, including a summary of payments that would have been required had a termination or change of control taken place on December 31, 2022, based upon the per share closing price of the Common Stock ($17.64) on the last trading day of the year. The disclosure below also quantifies the benefits received by Mr. Black in connection with his June 2022 separation from the Company and describes the severance benefits that each of Mr. Poulton and Ms. Jones received in connection with their 2023 departures from the Company.

Payments Made Upon Termination

The employment agreements for Messrs. Poulton and Langan provided for payments of certain benefits upon a termination of their employment as of December 31, 2022. Each of Messrs. Poulton and Langan’s rights upon a termination of his employment as of December 31, 2022 depended upon the circumstances of his termination. Central to an understanding of the rights of Messrs. Poulton and Langan under the employment agreements is an understanding of the definitions of “Cause” and “Constructive Discharge” used in those agreements. For purposes of the employment agreements with Messrs. Poulton and Langan:

•
“Cause” means: (i) willful or grossly negligent failure to perform duties; (ii) violation of law that is materially injurious to the operations or reputation of the Company; (iii) conviction of a crime involving the Company’s property or constituting a felony or involving fraud or moral turpitude; or (iv) material violation of a general Company policy or refusal to follow lawful directions of the Board.
•
A “Constructive Discharge” under each of the employment agreements generally means: (i) a failure of the Company to meet its obligations, in any material respect, under the employment agreement, including, without limitation, a reduction of or failure to pay base salary; (ii) a material diminution in or other substantial adverse alteration in the nature or scope of an NEO’s responsibilities; or (iii) in the case of Mr. Poulton, the relocation by more than 50 miles of his principal place of business.

As a precondition to the receipt of termination payments, the NEO is required to sign and not revoke a standard form of release of employment claims. The employment agreements also include non-competition, non-interference and non-solicitation provisions that apply for one year following such NEO’s termination of employment and a confidentiality provision.

Payment Obligations for Termination by the Company with Cause or upon Death or Disability or by the NEO Without Constructive Discharge

If Mr. Poulton or Mr. Langan was terminated by the Company for Cause or as a result of such NEO’s death or disability (as defined in the respective employment agreement), or if Mr. Poulton or Mr. Langan terminated his employment without Constructive Discharge as of December 31, 2022, he would have been entitled to receive:

•
Accrued but unpaid base salary through the date of termination;
•
Earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurs; and
•
As provided in the award agreements governing the PSUs granted to such NEOs in 2020, 2021 and 2022, accelerated vesting of such awards at 100% of target level in the case of a termination due to such NEO’s death or disability.

Payment Obligations for Termination by the Company Without Cause or Due to Constructive Discharge

If Mr. Poulton or Mr. Langan was terminated by the Company without Cause or terminated his employment for Constructive Discharge (except during the two-year period following a change of control) as of December 31, 2022, he would have been entitled to receive:

•
Accrued but unpaid base salary through the date of termination;
•
Earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurs (as determined and payable had there been no termination);
•
Severance equal to 2x (in the case of Mr. Poulton) or 1x (in the case of Mr. Langan) the sum of base salary plus target cash incentive bonus opportunity, with such severance to be paid in 24 (in the case of Mr. Poulton) or 12 (in the case of Mr. Langan) equal monthly installments;
•
Continuation of health benefits, if applicable, for 24 months in the case of Mr. Poulton and 12 months in the case of Mr. Langan; and
•
(i) one year of additional vesting; and (ii) in the case of Mr. Poulton, pro-rata vesting of any unvested stock option or stock awards equal to the number of shares of such award that would vest on the normal vesting date, but prorated to reflect such NEO’s period of service since the last regular vesting date (or grant date if termination occurs prior to the regular vesting of any shares subject to the award). Vesting of performance-based awards is also subject to the satisfaction of, and based on the level of performance achieved with respect to, any applicable performance conditions; provided, further, that the vesting of RSU awards do not accelerate upon the executive’s termination of employment due to a constructive discharge.

Payment Obligations Upon Resignation Due to No Comparable Job Following a Change of Control

Pursuant to the employment agreement with Mr. Poulton, if a change of control occurred and prior to such event Mr. Poulton was not offered a comparable job by the Company (or its successor), and Mr. Poulton resigned on or within ten days of the change of control, then Mr. Poulton would have been entitled to:

•
Full vesting of outstanding equity awards, with such vesting at target levels for unearned performance-based share awards; and
•
A lump sum payment equal to 1x the value of his base salary plus target cash incentive bonus opportunity.

A “comparable job” under Mr. Poulton’s employment agreement means employment following a change of control (i) with substantially the same duties and responsibilities as he held immediately prior to the change of control; (ii) within 50 miles of the location at which he provided services prior to such change of control; and (iii) at the same or increased base salary and target cash incentive bonus opportunity level as were in effect prior to such change of control. As of December 31, 2022, Mr. Langan was not eligible to receive severance upon a resignation due to no comparable job following a change of control.

Severance Upon Termination Without Cause or Due to Constructive Discharge Following a Change of Control

Pursuant to the employment agreements with each of Mr. Poulton and Mr. Langan, if a change of control occurred and the NEO’s employment was terminated without Cause or due to Constructive Discharge within two years of a change of control or within 180 days before a change of control in connection with such change of control, the NEO would have received:

•
Accrued but unpaid base salary through the date of termination;
•
Earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurred (as determined and payable had there been no termination);
•
Full vesting of outstanding equity awards, with such vesting at target levels for unearned performance-based share awards;
•
A lump sum payment equal to 2x the value of his base salary plus target cash incentive bonus opportunity; and
•
Continuation of health benefits, if applicable, for 24 months (in the case of Mr. Poulton) or 12 months (in the case of Mr. Langan).

Severance Upon Termination by the Company Without Cause for Ms. Jones, Ms. Vakharia and Ms. Hammond

If Ms. Jones, Ms. Vakharia or Ms. Hammond was terminated by the Company without Cause, under the Company’s general severance plan applicable to each as of December 31, 2022, she would have been entitled to receive:

•
Severance equal to 9 months base salary, to be paid over 9 months according to the Company’s regular payroll schedule; and
•
Continuation of health benefits, if applicable, for 9 months.

Separation of Mr. Black

In connection with his separation from the Company, the Company and Mr. Black entered into a Separation Agreement on June 30, 2022 (the “Black Separation Agreement”). Pursuant to the terms of the Black Separation Agreement, Mr. Black became entitled to: (i) a separation payment equal to two times the sum of his base salary and target annual bonus ($5,150,000), payable in substantially equal installments over the 24-month period following his separation, (ii) continued participation in Company health and dental benefit plans at active employee rates for up to 24 months ($20,981), and (iii) accelerated vesting of the RSU and PSU awards granted to him in 2020 and 2021, with the number of shares vested determined based on actual performance with respect to the PSUs and on (x) the number of shares that would have vested as of the one-year anniversary of the termination date had Mr. Black remained employed through such date, and (y) the number of shares that would have vested on the next scheduled vesting date following the termination date, prorated based on the number of days elapsed since the previous vesting date ($20,277,611). All other equity awards held by Mr. Black were forfeited upon his termination of employment. Under the terms of the Black Separation Agreement, Mr. Black was not entitled to receive any payment with respect to the Company’s 2022 Bonus Plan. Mr. Black remains subject to confidentiality and non-disparagement obligations and was also subject to certain post-employment covenants not to compete and not to solicit employees or business partners of the Company and its affiliates. Mr. Black also agreed to cooperate fully with the Company and its affiliates in the defense, prosecution or conduct of any claims or investigations relating to events or occurrences that transpired while Mr. Black was employed by the Company.

Separation of Mr. Poulton

On December 6, 2023, Mr. Poulton entered into the Poulton Separation Agreement. Pursuant to the terms of the Poulton Separation Agreement, Mr. Poulton became entitled to: (i) a separation payment in the amount of $1,600,000, payable in substantially equal installments over the 24-month period following his separation, (ii) continued participation in Company health and dental benefit plans at active employee rates for up to 24 months and (iii) accelerated vesting with respect to each Company equity award held by Mr. Poulton that was subject solely to time-based vesting conditions and that was scheduled to vest during the 2024 calendar year (including the 2021 free cash flow performance-based restricted stock units, for which the performance condition was previously achieved but which remained subject to time-based vesting until March 2024). The total number of shares of Common Stock underlying the equity awards that vested pursuant to the Poulton Separation Agreement was 264,947 shares. All other equity awards held by Mr. Poulton were forfeited upon his termination of employment. Prior to his separation, Mr. Poulton previously made charitable commitments of $500,000 in the aggregate to several charities that had not yet been fulfilled. Under the Poulton Separation Agreement, the Company agreed to make contributions in the Company’s name of the amounts Mr. Poulton previously had committed to those charitable organizations. In addition, under the terms of the Poulton Separation Agreement, Mr. Poulton released and discharged the Company and certain related parties from any and all claims based on any events or circumstances arising or occurring prior to and including December 6, 2023 to the fullest extent permitted by law, subject to certain limited exceptions. Mr. Poulton remains subject to confidentiality and non-disparagement obligations and was subject to certain post-employment covenants not to compete and not to solicit employees or business partners of the Company and its affiliates. Mr. Poulton also agreed to cooperate fully with the Company and its affiliates in the defense, prosecution or conduct of any claims or investigations relating to events or occurrences that transpired while Mr. Poulton was employed by the Company.

Separation of Ms. Jones

On December 6, 2023, Ms. Jones entered into the Jones Separation Agreement. Ms. Jones also entered into a Consulting Agreement with the Company, effective as of December 7, 2023 (the “Jones Consulting Agreement”). Pursuant to the terms of the Jones Separation Agreement, Ms. Jones became entitled to the following severance benefits: (i) base salary continuation for six months (i.e., a total amount of $200,000), (ii) continued participation in Company health and dental benefit plans at active employee rates for 12 months and (iii) certain outplacement services. The Jones Separation Agreement also contained a release and a cooperation covenant substantially similar to such provisions in the Poulton Separation Agreement. Ms. Jones also remains subject to various restrictive covenants, including pursuant to the terms of her equity award agreements. Pursuant to the Jones Consulting Agreement, Ms. Jones provided business development-related services to the Company for an initial period of six months, which was extended to twelve months and has now expired. Under the Jones Consulting Agreement, Ms. Jones received a weekly consulting fee of $10,000 and a $100,000 success fee payable upon completion of the initial term. Furthermore, in accordance with the terms of the Company’s equity incentive plan, Ms. Jones remained eligible for continued vesting of her outstanding equity awards based on her continued service as a consultant.

Agreements for the Payment of Benefits Following Termination of Employment with Ms. Vakharia and Ms. Hammond

On May 21, 2024 the Company entered into Severance Agreements with each of Ms. Vakharia and Ms. Hammond setting forth their severance entitlements in the event of their terminations of employment. Pursuant to the terms of the Severance Agreements, if Ms. Vakharia or Ms. Hammond is terminated by the Company other than for “Cause” (as defined in the Severance Agreements), death or disability, in each case, other than during the Change in Control Period (as defined below), she is entitled to receive (i) severance equal to 12 months of her base salary plus 100% of her annual target bonus in effect prior to termination, payable in 12 equal monthly installments; (ii) accelerated vesting of any equity award scheduled to vest in the one-month period following her termination date (based on actual performance with respect to any performance-based awards subject to in-progress performance periods); and (iii) a cash payment equal to the cost of up to 12 months of employer health insurance contributions, payable in equal monthly installments. If Ms. Vakharia or Ms. Hammond resigns for “Good Reason” (as defined in the Severance Agreements) or is terminated by the Company without Cause, in each case, during the Change in Control Period, she is entitled to (x) a cash payment equal to 12 months of her base salary and target bonus, generally payable as a lump sum within 60 days after the termination date, (y) accelerated vesting of all outstanding equity awards (based on target performance with respect to any unvested performance-based awards), and (z) a cash payment equal to the cost of up to 12 months of employer health insurance contributions, payable in equal monthly installments. For purposes of the Severance Agreements, the “Change in Control Period” means the period beginning three months prior to the date of a “Change in Control” (as defined in the Severance Agreements) and ending (A) one year following the Change in Control with respect to the benefits described in clause (x) above, and (B) two years following the Change in Control with respect to the benefits described in clause (y) above.

Any amounts paid to an NEO under the Severance Agreements will be reduced to the maximum amount that could be paid without being subject to the excise tax imposed under Sections 280G and 4999 of the Internal Revenue Code, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount. The Severance Agreements require, as a precondition to the receipt of these payments, that the NEO sign and not revoke a release of claims in favor of the Company. Ms. Vakharia and Ms. Hammond are also required to continue to comply with the terms and conditions contained in the restrictive covenants agreements or similar agreements entered into between the NEOs and the Company.

The following table shows a summary of the payments that would have been required had a termination or change of control taken place on December 31, 2022, based upon the per share closing price of the Common Stock ($17.64) on the last trading day of the year.

Name	Base Severance Pay ($)	Accelerated Vesting of Equity Awards ($)	Continued Health Benefits ($)	Total($)
Richard J. Poulton(1)
Death or Disability	—	11,755,631	—	11,755,631
By Veradigm for Cause or Executive without Constructive Discharge	—	—	—	—
By Veradigm without Cause	3,600,000	11,849,666	22,266	15,471,932
By Executive for Constructive Discharge	3,600,000	11,849,666	22,266	15,471,932
Change of Control (no Comparable Job and Termination)	1,800,000	16,797,990	—	18,597,990
Change of Control (Constructive Discharge and Termination)	3,600,000	16,797,990	22,266	20,420,256
Change of Control with Termination by Veradigm without Cause	3,600,000	16,797,990	22,266	20,420,256
Thomas Langan
Death or Disability	—	1,454,330	—	1,454,330
By Veradigm for Cause or Executive without Constructive Discharge	—	—	—	—
By Veradigm without Cause	831,250	911,035	19,481	1,761,766
By Executive for Constructive Discharge	831,250	911,035	19,481	1,761,766
Change of Control (no Comparable Job and Termination)	—	—	—	—
Change of Control (Constructive Discharge and Termination)	1,662,500	3,430,027	19,481	5,112,008
Change of Control with Termination by Veradigm without Cause	1,662,500	3,430,027	19,481	5,112,008
Leah Jones (1)
Death or Disability	—	347,931	—	347,931
By Veradigm for Cause or Executive without Constructive Discharge	—	—	—	—
By Veradigm without Cause	273,250	—	16,142	289,392
By Executive for Constructive Discharge	—	—	—	—
Change of Control (no Comparable Job and Termination)	—	—	—	—
Change of Control (Constructive Discharge and Termination)	—	—	—	—
Change of Control with Termination by Veradigm without Cause	273,250	1,443,628	16,142	1,733,020
Tejal Vakharia
Death or Disability	—	1,154,220	—	1,154,220
By Veradigm for Cause or Executive without Constructive Discharge	—	—	—	—
By Veradigm without Cause	336,000	—	13,765	349,765
By Executive for Constructive Discharge	—	—	—	—
Change of Control (no Comparable Job and Termination)	—	—	—	—
Change of Control (Constructive Discharge and Termination)	—	—	—	—
Change of Control with Termination by Veradigm without Cause	336,000	2,558,006	13,765	2,907,771
Lisa Hammond
Death or Disability	—	381,624	—	381,624
By Veradigm for Cause or Executive without Constructive Discharge	—	—	—	—
By Veradigm without Cause	206,250	—	10,243	216,493
By Executive for Constructive Discharge	—	—	—	—
Change of Control (no Comparable Job and Termination)	—	—	—	—
Change of Control (Constructive Discharge and Termination)	—	—	—	—
Change of Control with Termination by Veradigm without Cause	206,250	902,927	10,243	1,119,420
Paul Black
Separation Agreement	5,150,000	20,277,611	20,981	25,448,592
(1)
As noted above, in December 2023, Mr. Poulton and Ms. Jones entered into separation agreements governing the terms of their respective separations from the Company. Please see the “Management Transition” section in the Compensation Discussion and Analysis for further information regarding the terms of such severance agreements.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following disclosure about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Poulton, our Chief Executive Officer as of December 31, 2022.

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

Ratio

For 2022:

•
The median of the annual total compensation of all of our employees, other than Mr. Poulton, was $78,471.
•
Mr. Poulton’s annual total compensation was $7,936,736, which differs from the amount reported in the Total column of the “Summary Compensation Table – 2022, 2021 and 2020” due to the annualization of Mr. Poulton’s compensation to reflect his mid-year appointment as Chief Executive Officer, as discussed further below.
•
Based on this information, the ratio of the annual total compensation of Mr. Poulton to the median of the annual total compensation of all employees is estimated to be 101 to 1.

Since Mr. Poulton was appointed Chief Executive Officer effective May 6, 2022, we annualized his base salary, his annual bonus payment and the amount of his perquisites and other personal benefits (including the cost of his monthly executive benefits), except that we did not annualize the amount of Company contributions made on his behalf to the Company 401(k) plan as he received the maximum contributions allowed under the plan. We did not annualize the value of Mr. Poulton’s equity awards as the value of such award was not impacted by his promotion.

Identification of Median Employee

We selected December 31, 2022 as the date on which to determine our median employee. As of that date, we had approximately 2,448 employees. Approximately 1,716 employees in the United States and 732 employees located outside of the United States were considered for identifying the median employee.

For purposes of identifying the median employee from the employee population base, we considered base salary, bonuses, commissions and overtime for calendar year 2022. In addition, for employees that commenced employment with the Company after January 1, 2022, we annualized their compensation.

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

Compensation Committee Report

The information contained in the following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference in such filing.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the preceding section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

Compensation Committee of the Board of Directors

Dave B. Stevens, Chairman Carol Zierhoffer Susan Rodriguez

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows information, as of December 31, 2024, concerning shares of our Common Stock authorized for issuance under the Company’s equity compensation plans.

Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (#)(c)
Equity compensation plans approved by stockholders	5,090,984	—	5,797,680	(1)
Equity compensation plans not approved by stockholders	3,544,693	—	1,350,042	(2)
Total	8,635,677	—	7,147,722

(1)
Includes 4,516,030 shares available for issuance under the Amended and Restated Allscripts Healthcare Solutions, Inc. Employee Stock Purchase Plan. Also, includes 621,367 and 660,283 shares available for issuance pursuant to the Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan and the Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan (the “2019 Plan”), respectively.
(2)
Includes 1,350,042 shares available for issuance pursuant to the Veradigm Inc. 2024 Stock Incentive Plan (the “2024 Plan”), approved by the Board on May 21, 2024. The 2024 Plan is largely based on the 2019 Plan but includes updates to the available shares and awards and other administrative changes. Under the 2024 Plan, the Company may grant: (i) nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; and (iv) performance units. Subject to the terms and conditions of the 2024 Plan, the number of shares of Common Stock authorized for grants under the 2024 Plan is 5,000,000 shares.

Security Ownership of Certain Beneficial Owners and Management

The following tables show certain information as of February 28, 2025 (the “Table Date”), unless otherwise indicated, with respect to the beneficial ownership of our Common Stock by: (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock based solely on the Company’s review of SEC filings; (ii) each director of the Company as of the date of this Form 10-K; (iii) each named executive officer listed in the table entitled “Summary Compensation Table – 2022, 2021 and 2020” in Part III, Item 11, “Executive Compensation” of this Form 10-K; and (iv) all directors and executive officers as of the date of this Form 10-K.

Unless otherwise indicated, all persons named as beneficial owners of our Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

>5% Stockholders	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Stonehill Capital Management LLC (1)	21,141,983	19.5%
Newtyn Management, LLC (2)	10,500,000	9.7%
Silver Point Capital, L.P. (3)	8,659,500	8.0%

Named Executive Officers, Directors and Director Nominees	Shares of Common Stock Beneficially Owned	Options, Exercisable, Stock Awards Vesting, and DSUs Convertible Within 60 Days (4)	Total	Percent of Common Stock Outstanding
Directors
Vinit K. Asar (5)	—	—	—	*
P. Gregory Garrison (6)	75,443	—	75,443	*
Susan Rodriguez	21,053	—	21,053	*
Louis E. Silverman (7)	—	—	—	*
Dave B. Stevens	53,437	—	53,437	*
Carol J. Zierhoffer	63,327	—	63,327	*
Named Executive Officers
Paul Black (8)	1,254,631	—	1,254,631	1.16%
Lisa Hammond (9)	22,554	664	23,218	*
Leah Jones (10)	53,820	—	53,820	*
Thomas Langan (11)	98,203	8,283	106,486	*
Richard Poulton (12)[5]	1,295,842	—	1,295,842	1.20%
Tejal Vakharia	209,056	—	209,056	*
All directors and executive officers as a group (10 persons)	3,378,564	8,947	3,387,511	3.13%

* Represents less than 1% of the issued and outstanding shares of the Company’s common stock as of the Table Date.

(1)
This information is derived from a Schedule 13D filed by Stonehill Capital Management LLC, Stonehill Master Fund Ltd., Stonehill Institutional Partners, L.P., John Motulsky, Jonathan Sacks, Peter Sisitsky, Michael Thoyer, Michael Stern, Samir Arora and Garrett Zwahlen on February 21, 2025. According to the Schedule 13D, (a) Stonehill Master Fund Ltd. had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 9,656,893 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 9,656,893 shares; (b) Stonehill Institutional Partners, L.P. had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 11,485,090 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 11,485,090 shares; and (c) the other parties each had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 21,141,983 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 21,141,983 shares. According to the Schedule 13D, each of these reporting parties lists its address as c/o Stonehill Capital Management LLC, 320 Park Avenue, 26th Floor, New York, NY 10022.
(2)
This information is derived from a Schedule 13G filed by Newtyn Management, LLC and Newtyn TE Partners, LP on March 8, 2024. According to the Schedule 13G, Newtyn Management, LLC had sole power to vote or direct the vote of 10,500,000 shares, shared power to vote or direct the vote of zero shares, sole power to dispose of or direct the disposition of 10,500,000 shares and shared power to dispose of or direct the disposition of zero shares. According to the Schedule 13G, Newtyn TE Partners, LP had sole power to vote or direct the vote of 6,121,499 shares, shared power to vote or direct the vote of zero shares, sole power to dispose of or direct the disposition of 6,121,499 shares and shared power to dispose of or direct the disposition of zero shares. According to the Schedule 13G, each of these reporting parties lists its address as 60 East 42nd Street, 9th Floor, New York, NY 10165.
(3)
This information is derived from a Schedule 13G/A filed by Silver Point Capital, L.P., Edward A. Mulé and Robert J. O’Shea on February 14, 2025. According to the Schedule 13G/A, the reporting parties each had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 8,659,500 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 8,659,500 shares. According to the Schedule 13G/A, each of these reporting parties lists its address as Two Greenwich Plaza, Suite 1, Greenwich, CT 06830.
(4)
Represents shares of our Common Stock underlying stock awards and RSUs held that were vesting, options held that were exercisable and DSUs held that were convertible, in each case at the Table Date or within 60 days thereafter.
(5)
Mr. Asar joined the Board effective February 20, 2025.
(6)
Mr. Garrison was Executive Chairman from December 7, 2023 to December 5, 2024.
(7)
Mr. Silverman joined the Board effective February 20, 2025.

(8)
On May 6, 2022, Mr. Black ceased serving as our Chief Executive Officer. Voting and dispositive power over 77,073 shares of Common Stock presented for Mr. Black are shared with Mr. Black’s wife. The information in the table with respect to Mr. Black is as of June 13, 2022 and is based on Mr. Black’s most recent Form 4 filing as of such date. The information in this footnote with respect to voting and dispositive power of Mr. Black and his wife is as of April 29, 2022, which is the reference date for the beneficial ownership table in the Company’s definitive proxy statement filed on May 6, 2022.
(9)
Effective April 29, 2022, Ms. Hammond became an executive officer and was appointed Senior Vice President and Chief Human Resources Officer.
(10)
Effective May 6, 2022, Ms. Jones was appointed Chief Financial Officer. Effective December 6, 2023, Ms. Jones resigned from the position of Chief Financial Officer at the request of the Board. Ms. Jones served the Company as a consultant working outside the finance organization until December 7, 2024. The information in the table with respect to Ms. Jones is as of December 7, 2024 and is based on information provided to the Company by Ms. Jones as of such date.
(11)
Effective May 6, 2022, Mr. Langan was appointed President and Chief Commercial Officer. Mr. Langan was appointed Interim Chief Executive Officer effective June 7, 2024.
(12)
Effective May 6, 2022, Mr. Poulton was appointed Chief Executive Officer and ceased serving as President and Chief Financial Officer. Effective December 6, 2023, Mr. Poulton resigned from the position of Chief Executive Officer at the request of the Board. The information in the table with respect to Mr. Poulton is as of December 6, 2023 and is based on Mr. Poulton’s most recent Form 4 filing as of August 8, 2023 and the vesting terms of the Poulton Separation Agreement, which provided for accelerated vesting with respect to certain equity awards held by Mr. Poulton as of December 6, 2023. The total number of shares of Common Stock underlying the equity awards that vested pursuant to the Poulton Separation Agreement was 264,947 shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

The Company, or one or more of its subsidiaries, may occasionally enter into transactions with certain “related persons.” Related persons include the Company’s executive officers, directors, beneficial owners of more than 5% of the Common Stock, immediate family members of any of these persons, and entities in which one or more of these persons has a direct or indirect material interest. The Company refers to transactions with these related persons as “related party transactions.”

Pursuant to its charter, the Audit Committee (or, in certain circumstances, disinterested members of the Board) is responsible for the review and approval of each related party transaction in which a related person has a direct or indirect material interest. The Audit Committee considers all relevant factors when determining whether to approve a related party transaction, including, without limitation:

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

Since January 1, 2022, neither the Board nor the Audit Committee has been made aware of or asked to review and approve any “related party transactions.” The Company is not aware of any transactions since January 1, 2022 where the above policies were not followed.

Director Independence

Although the Common Stock is no longer listed on Nasdaq due to the Company’s inability to file periodic reports and failure to hold an annual meeting of stockholders, the Board continues to comply with Nasdaq’s listing standards with respect to Board independence. The Board has determined that the following current directors are independent under applicable rules of the Nasdaq and the SEC: Mmes. Rodriguez and Zierhoffer and Messrs. Asar, Garrison, Silverman and Dave B. Stevens. In addition, the following directors who have served since January 1, 2022 were determined by the Board to be independent under the applicable rules of the Nasdaq and the SEC: Mses. Altman and Aspinall, Messrs. Judge, Klayko and David D. Stevens and Dr. Ho (prior to her former service as Interim Chief Executive Officer of the Company). The Board determined that Mr. Poulton and Mr. Black, each of whom formerly served as the Company’s Chief Executive Officer, are not independent under such rules.

The Board has determined that each of the members of the Audit Committee, the Compensation Committee and the Nominating Committee is independent under applicable Nasdaq and SEC rules for committee memberships.

Item 14. Principal Accountant Fees and Services

Fees and Related Expenses Paid to Auditors

The following table shows the fees accrued or paid to the Company’s independent registered public accounting firm for the years ended December 31, 2022 and December 31, 2021.

(In thousands)	Grant Thornton LLP 2022 ($)	Grant Thornton LLP 2021 ($)
Audit Fees (1)	24,063	2,276
Audit-Related Fees (2)	971	435
Tax Fees	—	—
All Other Fees	—	—
Total	25,034	2,711
(1)
Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, including expanded audit procedures related to the Company’s restatement, quarterly review of financial statements included in the Company’s Quarterly Report on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings or engagements.
(2)
Audit-related fees relate to professional services performed in connection with the Company’s Service Organization Controls (SOC) reports and transactional due diligence related procedures.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included in Part II of this Form 10-K:

(a)(2) Financial Statement Schedules

All schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	*	Purchase Agreement, dated as of August 1, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC			8-K	2.1	August 4, 2017

2.2		Amendment No. 1 to Purchase Agreement, dated as of October 2, 2017, by and between McKesson Corporation and Allscripts Healthcare, LLC			10-Q	2.3	November 9, 2017

2.3	*	Asset Purchase Agreement, dated as of February 15, 2018, by and among Hyland Software, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts Software, LLC and Allscripts Healthcare Solutions, Inc.			8-K	2.1	February 16, 2018

2.4	*	Agreement and Plan of Merger, dated as of January 5, 2018, by and among Allscripts Healthcare, LLC, Presidio Sub, Inc., Practice Fusion, Inc. and Fortis Advisors LLC, as representative of the Holders			10-Q	2.2	May 8, 2018

2.5	*	Agreement and Plan of Merger, dated as of April 27, 2018, by and among Allscripts Healthcare, LLC, FollowMyHealth Merger Sub, Inc., Health Grid Holding Company, the persons listed on the schedules thereto and Raj Toleti in his capacity as the representative of the Stockholders			10-Q	2.2	August 6, 2018

2.6	*	Unit Purchase Agreement, dated as of December 7, 2018, by and among Allscripts Healthcare, LLC, Allscripts Next, LLC, Allscripts Healthcare Solutions, Inc. and the Purchasers named in the schedules thereto			8-K	2.1	December 11, 2018

2.7	*	Asset Purchase Agreement, dated as of July 30, 2020, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, Allscripts Software, LLC, Strata Decision Technology LLC and, solely for purposes of Article VI and Section 12.18 thereof, Roper Technologies, Inc.			8-K	2.1	August 3, 2020

2.8	*	Purchase Agreement, dated as of October 12, 2020, by and among Allscripts Healthcare, LLC, Carbonite Buyer, Inc. and, solely for purposes of Section 9.13(f) thereof, WellSky Corporation			8-K	2.1	October 15, 2020

2.9	*	Purchase Agreement, dated as of March 2, 2022, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts IHC, LLC, Allscripts Software, LLC, Allscripts Healthcare US, LP, Harris Dawn Holdings Inc. and, solely for purposes of Article VI and Section 12.18 hereof, Constellation Software Inc., an Ontario corporation			8-K	2.1	March 4, 2022

2.10	*	Agreement and Plan of Merger, dated as of February 21, 2024, by and among Veradigm Inc., Veradigm Merger Sub, Inc., Cascade Bio, Inc., certain equityholders of Cascade Bio, Inc. and Fortis Advisors LLC			8-K	2.1	February 27, 2024

3.1		Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			10-K	3.1	February 29, 2016

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			8-K	3.1	January 4, 2023

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Veradigm Inc., dated February 26, 2024			8-A	3.1	February 27, 2024

3.4	By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

3.5	First Amendment to By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.2	January 4, 2023

3.6	Second Amendment to By-Laws of Veradigm Inc.			8-K	3.1	December 8, 2023

4.1	Indenture, dated as of December 9, 2019, by and between Allscripts Healthcare Solutions, Inc. and U.S. Bank National Association			8-K	4.1	December 4, 2019

4.2	Form of 0.875% Convertible Senior Note due 2027 (included in Exhibit 4.1)			8-K	4.2	December 4, 2019

4.3	First Supplemental Indenture, dated as of February 5, 2024, by and between Veradigm Inc. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee			8-K	4.1	February 5, 2024

4.4	Stockholder Rights Agreement, dated as of February 26, 2024, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)			8-A	4.1	February 27, 2024

4.5	Amendment No. 1 to Stockholder Rights Agreement, dated as of May 10, 2024, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent			8-K	4.2	May 13, 2024

4.6	Amendment No. 2 to Stockholder Rights Agreement, dated as of February 13, 2025, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent			8-K	4.3	February 20, 2025

4.7	Amendment No. 3 to Stockholder Rights Agreement, dated as of February 20, 2025, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent			8-K	4.4	February 20, 2025

4.8	Cooperation Agreement, dated as of February 20, 2025, by and between Veradigm Inc. and Kent Lake PR LLC			8-K	4.1	February 20, 2025

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

10.1	Civil Settlement Agreement, dated January 26, 2020			8-K	10.2	January 28, 2020

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.2	Letter Agreement, dated April 8, 2020, between the U.S. Department of Justice and Practice Fusion, amending Exhibit A of the Civil Settlement Agreement dated January 26, 2020			10-Q	10.1	May 8, 2020

10.3	Capped call transaction confirmation, dated as of December 4, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 4, 2019

10.4	Capped call transaction confirmation, dated as of December 4, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 4, 2019

10.5	Capped call transaction confirmation, dated as of December 4, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 4, 2019

10.6	Capped call transaction confirmation, dated as of December 4, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 4, 2019

10.7	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 18, 2019

10.8	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 18, 2019

10.9	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 18, 2019

10.10	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 18, 2019

10.11	Capped call transaction amendment, dated as of February 5, 2024, by and between JPMorgan Chase Bank, National Association, New York Branch and Veradigm Inc.			8-K	10.1	February 5, 2024

10.12	Capped call transaction amendment, dated as of February 5, 2024, by and between Wells Fargo Bank, National Association and Veradigm Inc.			8-K	10.2	February 5, 2024

10.13	Capped call transaction amendment, dated as of February 5, 2024, by and between Bank of America, N.A. and Veradigm Inc.			8-K	10.3	February 5, 2024

10.14	Capped call transaction amendment, dated as of February 5, 2024, by and between Deutsche Bank AG, London Branch and Veradigm Inc.			8-K	10.4	February 5, 2024

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.15		Third Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, any Additional Borrowers from time to time party thereto, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	May 2, 2022

10.16		First Amendment, dated as of November 20, 2023, to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among Veradigm Inc., Veradigm LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	November 24, 2023

10.17		Second Amendment, dated as of January 31, 2024, to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among Veradigm Inc., Veradigm LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	January 31, 2024

10.18		Third Amendment, dated as of March 29, 2024, to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022, among Veradigm Inc. (f/k/a Allscripts Healthcare Solutions, Inc.), Veradigm LLC (f/k/a Allscripts Healthcare, LLC), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	April 1, 2024

10.19		Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.20	†	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.21	†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan			S-8	4.3	May 22, 2020

10.22	†	Veradigm Inc. 2024 Stock Incentive Plan			8-K	10.5	May 28, 2024

10.23	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan			10-Q	10.16	August 9, 2013

10.24	†	Form of Restricted Stock Unit Award Agreement (Directors) (2011)			10-KT	10.37	March 1, 2011

10.25	†	Form of Restricted Stock Unit Award Agreement (Directors) (2019)			10-K	10.20	February 25, 2022

10.26	†	Form of Restricted Stock Unit Award Agreement (February 2011)			10-KT	10.38	March 1, 2011

10.27	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-KT	10.39	March 1, 2011

10.28	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)			10-KT	10.40	March 1, 2011

10.29	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)			10-Q	10.4	August 9, 2011

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.30	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.31	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.32	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (Relative)			10-K	10.39	March 1, 2013

10.33	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (Relative) (2021)			10-K	10.28	February 25, 2022

10.34	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-K	10.29	February 25, 2022

10.35	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Paul M. Black			10-K	10.40	March 1, 2013

10.36	†	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2014, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 2, 2015

10.37	†	Amendment No. 1 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			10-K	10.31	March 3, 2014

10.38	†	Amendment No. 2 to Performance-Based Restricted Stock Unit Award Agreement, dated December 24, 2012, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	99.1	December 31, 2014

10.39	†	Form of Restricted Stock Unit Award Agreement for Paul M. Black			8-K	10.41	March 1, 2013

10.40	†	Form of Restricted Stock Unit Award Agreement for CEO Awards Program			10-Q	10.1	November 7, 2022

10.41	†	Form of Restricted Stock Unit Award Agreement (2024)			8-K	10.2	May 28, 2024

10.42	†	Form of Restricted Stock Unit Award Agreement (Directors) (2024)	X

10.43	†	Form of Restricted Stock Unit Award Agreement (Executive Chairman) (2024)	X

10.44	†	Form of Restricted Stock Unit Award Agreement (Westerfield) (2024)			8-K	10.3	May 28, 2024

10.45	†	Form of Performance Unit Award Agreement (2024)			8-K	10.4	May 28, 2024

10.46	†	Employment Agreement, dated as of December 19, 2012, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.47	†	Amendment No. 1, effective as of October 1, 2015, to Employment Agreement, dated as of December 19, 2012, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date
10.48	†	Second Amendment, effective as of May 6, 2022, to the Employment Agreement, dated as of December 19, 2012, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	May 5, 2022

10.49	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, by and between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.50	†	First Amendment, effective as of July 31, 2010, to Employment Agreement, dated as of October 10, 2012, by and between Allscripts Healthcare Solutions, Inc. and Richard Poulton			8-K	10.1	August 3, 2020

10.51	†	Separation Agreement, dated as of December 6, 2023, by and between Veradigm Inc. and Richard J. Poulton			8-K	10.4	December 8, 2023

10.52	†	Employment Agreement, effective as of February 13, 2018. by and between Allscripts Healthcare Solutions, Inc. and Thomas Langan	X

10.53	†	Employment Agreement, dated as of October 30, 2016, effective November 1, 2016, by and between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-K	10.49	February 27, 2017

10.54	†	First Amendment, effective as of August 5, 2021, to Employment Agreement, dated as of October 30, 2016, by and between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-Q	10.1	August 6, 2021

10.55	†	Offer Letter Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and P. Gregory Garrison	X

10.56	†	Offer Letter Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and Shih-Yin Ho			8-K	10.1	December 8, 2023

10.57	†	Offer Letter Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and Leland Westerfield			8-K	10.2	December 8, 2023

10.58	†	Consulting Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and Leland Westerfield, sole and managing member of Wilcox Capital LLC			8-K	10.3	December 8, 2023

10.59	†	Letter Agreement, dated May 27, 2024, by and between the Company and Leland Westerfield			8-K	10.1	May 28, 2024

10.60	†	Letter Agreement, dated December 31, 2024, between the Company and Leland Westerfield			8-K	10.1	December 31, 2024

10.61	†	Separation Agreement, dated as of December 6, 2023, by and between Veradigm Inc. and Leah S. Jones			8-K	10.5	December 8, 2023

10.62	†	Consulting Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and Leah S. Jones			8-K	10.6	December 8, 2023

10.63	†	Form of Agreement for the Payment of Benefits Following Termination of Employment			8-K	10.6	May 28, 2024

10.64	**	Stockholder Agreement, dated as of July 26, 2024, by and among Veradigm Inc., Charles Myers and Jessica Myers			8-K	10.1	July 29, 2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

21.1	Subsidiaries	X

31.1	Rule 13a-14(a) Certification of Interim Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	X

32.1	Section 1350 Certifications of Interim Chief Executive Officer and Interim Chief Financial Officer		X

97.1	Veradigm Inc. Dodd-Frank Policy on Recoupment of Incentive Compensation	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and included in Exhibit 101	X

† Indicates management contract or compensatory plan.

* Omitted schedules will be furnished supplementally to the SEC upon request

**Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2025

Veradigm Inc.

By:	/s/ Thomas Langan
Thomas Langan Interim Chief Executive Officer, President and Chief Commercial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Langan Thomas Langan	Interim Chief Executive Officer, President and Chief Commercial Officer (Principal Executive Officer)	March 18, 2025

/s/ Leland Westerfield Leland Westerfield	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2025

	Director	March 18, 2025
Vinit K. Asar

/s/ P. Gregory Garrison	Chairman of the Board and Director	March 18, 2025
P. Gregory Garrison

/s/ Susan Rodriguez Susan Rodriguez	Director	March 18, 2025

Louis E. Silverman	Director	March 18, 2025

/s/ Dave B. Stevens Dave B. Stevens	Director	March 18, 2025

/s/ Carol J. Zierhoffer Carol J. Zierhoffer	Director	March 18, 2025