Form 10-K
period 2024-12-31
Veradigm Inc.
filed 2026-05-26
CIK 1124804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $407.5 million, based on the closing sales price of the registrant’s common stock as reported on the OTC Markets as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are affiliates of the registrant for any other purpose. As of May 12, 2026, there were 108,990,678 shares of the registrant’s common stock issued and outstanding.

VERADIGM INC.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

EXPLANATORY NOTE

General

We are filing this Annual Report on Form 10-K (this “Form 10-K”) for the fiscal year ended December 31, 2024 with expanded financial and other disclosures in lieu of filing separate Annual Reports on Form 10-K for the fiscal years ended December 31, 2024 and December 31, 2023. This Annual Report is being filed to facilitate the dissemination of financial and other information to investors. We do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 or September 30, 2024.

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) on March 18, 2025. The 2022 Form 10-K included restated consolidated financial statements as of and for the years ended December 31, 2021 and December 31, 2020 and restated unaudited interim condensed consolidated financial statements for the first three quarters and interim periods of 2022 and the first three quarters and interim periods of 2021. The circumstances leading to the need to restate those financial statements, and our efforts to investigate, assess and remediate those matters, are more fully described in the 2022 Form 10-K.

Our delay in the filing of this Form 10-K was primarily due to the time required to (a) complete the preparation of the 2022 Form 10-K, including the restatement of certain of our previously issued consolidated financial statements, because of internal control failures and the time taken to conduct the investigation and reviews described in the 2022 Form 10-K; (b) prepare the consolidated financial statements for the fiscal years ended December 31, 2024 and 2023; and (c) prepare other disclosures contained in this Form 10-K.

PART I

Item 1. Business

Veradigm Inc. (formerly Allscripts Healthcare Solutions, Inc.), together with its subsidiaries, is a healthcare technology and analytics company spanning across the three pillars of healthcare: Provider, Payer and Life Science. Our portfolio addresses a range of healthcare industry needs, providing key healthcare stakeholders with software, data, insights and artificial intelligence (“AI”)-enhanced solutions to help improve health outcomes and reduce costs. In particular, our portfolio offers some of the most comprehensive solutions in our industry today, which helps our customers advance the quality and efficiency of healthcare by providing electronic health records (“EHR”), financial management, population health management, de-identified data and patient communication solutions. Built on open integrated platforms, our solutions enable users to streamline workflows, leverage functionality from other software vendors and exchange data.

We deliver a unique combination of information technology (“IT”) and point-of-care clinical and financial solutions, have a commitment to open interoperability and services to help healthcare organizations achieve optimal clinical, financial and operational results. We have a large diverse healthcare provider footprint. Our solutions and services are utilized in:

•	Physician practices	•	Health plans
•	Hospitals	•	Life science companies
•	Laboratory centers	•	Retail pharmacies
•	Radiology centers	•	Pharmacy benefit management companies
•	Urgent care facilities	•	Pharmaceutical manufacturers
•	Health IT companies	•	Insurance companies
•	Medicare Accountable Care Organizations	•	Media agencies
•	EHR vendors	•	Third-party aggregators
•	Governments (federal and state)	•	Academic institutions
•	Payers	•	Ambulatory facilities

Our assets, including EHRs, practice management systems and patient communication platforms, are all integrated into Veradigm offerings. Through our healthcare provider base and collaboration with other healthcare information technology organizations, Veradigm’s addressable markets include life science and health plan organizations by offering unique access to de-identified patient data, provider connectivity and analytics at scale as described below.

•
Healthcare Provider Footprint – Our healthcare provider solutions form the core of Veradigm offerings. Veradigm offers platforms, solutions and services that help healthcare provider practices of all sizes and specialties with cloud-based and hosted EHR platforms, practice management, revenue cycle services and patient engagement tools. Healthcare providers can access interconnected resources that support their clinical and financial objectives.
•
Point-of-Care Connectivity – The scope and depth of our interconnected resources consist of point-of-care solutions connected to external industry stakeholders, including other healthcare providers, payers, life science organizations, laboratories, imaging facilities, public health entities and patients, as well as other third-party technology providers. We provide bi-directional clinical and financial data exchange between payers and providers, in addition to targeted, scalable delivery of biopharmaceutical awareness messaging to healthcare providers via their EHRs through our media offering for life science customers.
•
Scalable Data & Insights – With our significant healthcare provider footprint, we provide scalable access to data and insights via direct connection with the point of care. These data and insights enable customers throughout the healthcare ecosystem to manage the evolution toward value-based care. For life science companies, these data and insights also provide efficient operating models for generating the real-world evidence necessary to accelerate the development of new therapies and to enhance the value of existing ones. Rich, scalable data and insights power our patented risk adjustment methodology with dynamic intervention planning, enabling payers to identify actionable interventions and reduce unnecessary waste.

Business Organization

Since January 1, 2023, our business has been comprised of three business segments: Provider, Payer and Life Science. Our revenue arrangements commonly include support and maintenance, software as a service (“SaaS”), private cloud hosting, network & processing solutions, marketing impressions, data, software licenses, and professional services. These solutions enable our customers to transition, analyze and coordinate care and improve the quality, efficiency and value of healthcare delivery across the care community.

We have numerous customers and do not believe that the loss of any single customer would materially and adversely affect us. No single customer accounted for more than 10% of our revenue in the years ended December 31, 2024, 2023 or 2022, and no single customer accounted for more than 10% of our accounts receivable as of December 31, 2024 or 2023. Substantially all of our revenue is generated from customers located in the United States.

On May 2, 2022, Veradigm completed the sale of the net assets of the Allscripts Hospitals and Large Physician Practice (“HLPP”) business to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc. and a wholly-owned subsidiary of Constellation Software Inc. (“Altera”)). As a result of this transaction, the scope of our business changed significantly. Following this strategic shift, on January 1, 2023, we reassessed our business segments. We changed our reportable business segments to Provider, Payer and Life Science. We previously reported two business segments: (i) Legacy Veradigm (formerly known as Veradigm) and (ii) Unallocated Amounts. Refer to Note 15, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further discussion on the impact of the change.

Our Provider Business. Our Provider business addresses key challenges clinicians, particularly clinicians in independent physician practices, face by delivering solutions that improve efficiency, help them demonstrate delivery of high-quality care at lower costs and enable patient-centered data exchange. The Provider business consists of two EHRs, practice management and revenue cycle management, which are patient engagement and enterprise resource planning solutions that streamline and enhance providers’ clinical and financial workflows.

Our Payer Business. Our Payer business addresses the core aspects of value-based care with a comprehensive solution that enables payers and providers to deliver improved patient outcomes at a lower cost. Our Payer business delivers four key solutions that support the end‑to‑end risk adjustment and quality needs of health plans, spanning analytics, clinical data exchange, provider engagement, and regulatory submissions:

•
Enabling clinical data exchange;
•
Providing payer analytics to support risk adjustment and quality performance;
•
Facilitating clean and accurate submissions to regulatory agencies; and
•
Supporting member/patient care gap closure at the point of care.

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

Recent Developments

On March 18, 2025, Veradigm filed the 2022 Form 10-K, which included restated consolidated financial statements as of and for the years ended December 31, 2021, and December 31, 2020, and the restated unaudited interim condensed consolidated financial statements for the first three quarters and interim periods of 2022 and the first three quarters and interim periods of 2021.

Also on March 18, 2025, the Board (i) increased the size of the Board from six directors to seven directors and (ii) appointed Jonathan Sacks to the Board, effective March 19, 2025. In addition, on March 18, 2025, the Board appointed Bruce Felt to the Board, effective upon, and to fill the vacancy created by, the resignation of Mr. Garrison from the Board on March 19, 2025. Each of Mr. Sacks and Mr. Felt was appointed in satisfaction of the Company’s obligations under the Cooperation Agreement. The Board appointed Mr. Felt to serve as Chair of the Audit Committee of the Board, effective upon his appointment to the Board. Mr. Sacks was subsequently appointed by the Board to serve as a member of the Nominating and Governance Committee of the Board, effective April 10, 2025. Also on March 18, 2025, the Board appointed Mr. Asar to serve as Chair of the Nominating and Governance Committee of the Board and Mr. Silverman to serve on the Compensation Committee of the Board, effectively immediately.

Also on March 18, 2025, and in connection with the appointment of Mr. Sacks to the Board, the Company and Stonehill Capital Management LLC (“Stonehill”), which at the time beneficially owned approximately 19.6% of the outstanding shares of Common Stock of the Company, according to the Schedule 13D filed by Stonehill on February 21, 2025, entered into a Registration Rights Agreement dated as of March 18, 2025 (the “Registration Rights Agreement”). Also in connection with the appointment of Mr. Sacks to the Board, the Company, Mr. Sacks and Stonehill entered into a Confidentiality Agreement (the “Confidentiality Agreement”), dated as of March 18, 2025, which, among other things, provided that if the Company holds an annual meeting of stockholders on or before March 18, 2026, the Company must, unless the Board determines that doing so would be inconsistent with its fiduciary duties under applicable law, (i) include Mr. Sacks in its slate of nominees for election as a director of the Company and (ii) list Mr. Sacks in the proxy statement and proxy card for such meeting and recommend that the Company’s stockholders vote in favor of Mr. Sacks.

On April 15, 2025, the Company engaged BDO USA, P.C. (“BDO”) as the Company’s independent registered public accountant, following the Company’s dismissal of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accountant on April 14, 2025.

On April 22, 2025, the Company and Mr. Langan, the Company’s Interim Chief Executive Officer, President and Chief Commercial Officer, entered into a Separation Agreement pursuant to which Mr. Langan’s employment with the Company terminated effective July 31, 2025. Also on April 22, 2025, the Company entered into an additional extension letter agreement with Mr. Westerfield to further extend his employment through December 31, 2025.

On May 20, 2025, the Board approved the amendment and restatement (the “Amendment and Restatement”) of the Veradigm Inc. 2024 Stock Incentive Plan (as amended and restated, the “2024 Plan”). The Amendment and Restatement increases by 6,000,000 the maximum number of shares of Common Stock authorized to be issued under the 2024 Plan. Subject to the terms and conditions of the 2024 Plan, and after giving effect to the Amendment and Restatement, the number of shares of Common Stock authorized for grants under the 2024 Plan was 11,000,000 shares as of the date of the Amendment and Restatement.

On June 18, 2025, Veradigm Inc. and Veradigm LLC entered into a Credit Agreement (the “2025 Credit Agreement”) with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time party thereto as lenders. The 2025 Credit Agreement provides for a $100 million senior secured term loan credit facility, consisting of a $75 million initial term loan funded on June 18, 2025 and a $25 million delayed draw term loan facility available until December 18, 2026, each with a maturity date of June 18, 2030.

On June 30, 2025, the Company received a notice from U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, pursuant to the terms of that certain Indenture, dated as of December 9, 2019, as supplemented by that certain First Supplemental Indenture, dated as of February 5, 2024, relating to the shares of Common Stock issuable upon conversion of the 0.875% Convertible Senior Notes due 2027 (the “Convertible Notes”), between the Company and the Trustee (as may be further amended, supplemented or modified from time to time, the “Convertible Note Indenture”), that holders of approximately $164 million in aggregate principal amount of Convertible Notes (the “Electing Holders”) exercised their right under the Convertible Note Indenture to require the Company to repurchase their Convertible Notes on July 1, 2025.

On July 1, 2025, using the proceeds from the 2025 Credit Agreement, the Company repurchased the Convertible Notes held by the Electing Holders for an aggregate amount of approximately $180 million, inclusive of interest accreted to the principal of the Convertible Notes to be repurchased and accrued and unpaid interest to the date of repurchase. Following the repurchase, approximately $44 million in aggregate principal amount of Convertible Notes remained outstanding under the Convertible Note Indenture, which contains biannual repurchase rights at the option of the holders of Convertible Notes. In September of 2025, the Company entered into a repurchase agreement with a certain holder of the Convertible Notes for itself and on behalf of certain beneficial owners, pursuant to which the Company repurchased approximately $44 million in aggregate principal amount of the Convertible Notes for total consideration of approximately $50 million, consisting of an amount of cash equal to $1,122.50 for each $1,000 principal amount of Convertible Notes repurchased, plus accrued and unpaid interest from and including July 1, 2025 to but excluding September 29, 2025, the repurchase date. Following the repurchase, approximately $20 thousand in aggregate principal amount of Convertible Notes remain outstanding under the Convertible Note Indenture.

Effective August 1, 2025, following the departure of Mr. Langan, the Company’s Interim Chief Executive Officer, the Company established an Interim Office of the Chief Executive Officer (“OCEO”). The OCEO was comprised of Jay Bhattacharyya, the Company’s Senior Vice President and General Manager of Veradigm Payer, Eric Jacobson, the Company’s Senior Vice President, Deputy General Counsel and Corporate Secretary, and Mr. Westerfield, and collectively they were designated as the principal executive officers of the Company.

On August 15, 2025, the Board appointed Donald Trigg as the Company’s new Chief Executive Officer, effective as of September 2, 2025 (the “CEO Effective Date”). Mr. Trigg was also appointed as a member of the Board, effective as of the CEO Effective Date. Upon the CEO Effective Date, the OCEO was dissolved, and Mr. Trigg replaced Messrs. Bhattacharyya, Jacobson and Westerfield, who collectively comprised the OCEO, as the principal executive officer of the Company. Following the dissolution of the OCEO, each of Messrs. Bhattacharyya, Jacobson and Westerfield continued in their roles as the Company’s Senior Vice President and General Manager of Veradigm Payer, the Company’s Senior Vice President, Deputy General Counsel and Corporate Secretary and the Company’s Interim Chief Financial Officer, respectively.

On December 31, 2025, Veradigm announced an additional extension to Mr. Westerfield’s service as Interim Chief Financial Officer to the Company through June 30, 2026.

On April 1, 2026, the Board approved a second amendment and restatement (the “Second Amendment and Restatement”) of the 2024 Plan. The Second Amendment and Restatement increases by 6,000,000 the maximum number of shares of Common Stock authorized to be issued under the 2024 Plan. Subject to the terms and conditions of the 2024 Plan, and after giving effect to the Second Amendment and Restatement, the number of shares of Common Stock authorized for grants under the 2024 Plan was 17,000,000 shares as of the date of the Second Amendment and Restatement.

On April 6, 2026, the Company announced the appointment of Christian Greyenbuhl as the Company’s new Chief Financial Officer, effective as of the later of (a) May 11, 2026, and (b) the first business day following the filing date of this Form 10-K (such later date, the “CFO Effective Date”). Mr. Greyenbuhl was also designated as the principal financial officer and the principal accounting officer of the Company, effective as of the CFO Effective Date. On the CFO Effective Date, Mr. Greyenbuhl will replace

Mr. Leland Westerfield, who has been serving as the Company’s Interim Chief Financial Officer.

Corporate Information

Veradigm Inc. is incorporated in Delaware with principal executive offices located at 222 Merchandise Mart Plaza, Suite 2024, Chicago, Illinois 60654. Our principal website is www.veradigm.com. The contents of this website are not incorporated into this Form 10-K. Furthermore, our references to the URLs for this website are intended to be inactive textual references only. We operate on a fiscal year ending on December 31.

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
•
Deliver actionable insights to drive improved outcomes, reduce patients’ out-of-pocket costs and enhance patient understanding of their disease state and medication therapy; and
•
Improve efficiency of point-of-care decision-making by integrating payer guidance directly into each provider’s existing workflow.

EHRs. We offer two distinct EHRs for ambulatory healthcare provider medical practices: Practice Fusion and Veradigm EHR. Our EHRs deliver a unified patient record, workflow and consolidated analytics, helping to deliver improved patient care and outcomes. Our EHR solutions consist of the following:

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

Patient Engagement. Veradigm FollowMyHealth is a trusted mobile patient engagement solution that provides value to healthcare organizations, patients and consumers. This comprehensive single vendor patient engagement solution promotes collaboration between patients and healthcare providers while addressing regulatory requirements. This patient engagement platform serves as the foundation for emerging consumer health initiatives, including automated secure messaging.

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

Payer

Veradigm works with payers to enhance patient and provider engagement and improve payers’ financial performance by combining bi-directional interoperability, large point-of-care scale and an end-to-end solution for payers, including risk adjustment and quality analytics and reporting, encounter submissions and clinical data exchange. Our solutions:

•
Deliver insights to drive quality outcomes cost effectively;
•
Enhance efficiency point-of-care decision-making by integrating payer insights directly into the provider workflow;
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

Veradigm eChart Courier helps save time, office resources and expenses by automating the medical chart retrieval process. Health plans can not only make their own processes more efficient but can also improve the efficiency of network providers.

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

Veradigm Real-World Data provides easy-to-use and research-ready RWD sets with access to millions of patient records. Datasets include:

•
Our large ambulatory EHR database covering a large diverse patient population nationwide, which is regulatory-grade, standardized and de-identified with statistical certification;
•
Our enriched EHR datasets with clinical notes augmentation using proprietary natural language processing models for cardiovascular, central nervous system, immunology, metabolic disease and more; and
•
Two of the largest registries of cardiovascular and metabolic patients providing expanded clinical insights.

Veradigm Real-World Evidence can assist life science companies in turning RWD into RWE, whether using data from Veradigm, our partners or other sources. The offering supports development of RWE by helping life science companies to identify, clarify and address their research questions by analyzing RWD sourced from the Veradigm and partners’ data assets.

Veradigm Digital Health Media is a program where life science companies may communicate approved messaging through highly targeted awareness campaigns that combine significant scale and reach and measurable results built on a decade of leadership in point-of-care media, all in a manner designed to be compliant with the HIPAA (as defined below) and other applicable laws.

Our Strategy

Since the appointment of Mr. Trigg as our CEO, our strategy has centered on a “reset, recover, reignite” transformation designed to restore growth and strengthen our market position, particularly with independent physician practices. As part of this strategic initiative, we are evaluating and reshaping our business portfolio by discontinuing lower-value products and reallocating capital toward higher-growth opportunities that we believe have both near-term revenue potential and long-term strategic value. We are also investing in operational efficiency through a more centralized global operating model, including workforce optimization actions, expanded use of offshore capabilities and facility consolidation, while accelerating the adoption of AI across our products.

A core pillar of the strategy is deeper alignment with independent physician practice customers to strengthen retention, increase provider participation and drive growth through our revenue cycle solutions. With a more aligned Provider customer base and improving data access and interoperability, we believe we can offer differentiated value to Payer and Life Science customers through more connected, insight‑driven engagement with independent practices. We believe this position at the intersection of key healthcare stakeholders will enable us to drive growth across all of our market segments.

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

The healthcare IT industry in which we and our customers operate is highly regulated, and the services we provide are subject to a complex set of federal and state laws, regulations and industry initiatives, including in the areas of information sharing, EHR and interoperability standards, e-prescribing, claims processing and transmission, security and privacy of patient data and healthcare fraud. The impact of such laws and regulations on us is direct, to the extent we are subject to these laws and regulations, and is also indirect, in terms of government program requirements applicable to our customers for the use of our solutions or that impact payment models. The complexity and rapidly changing nature of these laws and regulations have created both challenges as well as significant opportunities for our business. New laws and regulations have targeted the adoption of EHRs, health data exchange and interoperability, value-based payment, care coordination, utilization of telehealth services, migration of inpatient to outpatient care and expansion of behavioral health services. Many of these changes have spanned multiple Congresses and Presidential Administrations and taken years to fully implement. Key areas in which our business operations are regulated include the following:

•
Information Sharing and Interoperability: Various U.S. federal, state and non-government agencies continue to generate requirements for the use of certified health information technology and interoperability standards. These requirements are expansions of the statutory ARRA Health Information Technology for Economic and Clinical Health Act (“HITECH”) program that began providing incentive payments in 2011 to eligible providers and hospitals for the “meaningful use of certified electronic health record technology (“CEHRT”).” Although those incentive programs have expired, CEHRT continues to be a requirement of participation in federal healthcare programs to receive reimbursement for health items and services provided by our customers to Medicare and Medicaid beneficiaries. In 2016, Congress passed the 21st Century Cures Act (the “Cures Act”), a sweeping piece of legislation attempting to modernize many areas of the healthcare industry. Sections of the law addressing interoperability also codified the concept of information blocking, requiring a new regulatory structure to respond to concerns that actors in the healthcare industry intentionally block the exchange of information between various stakeholders. The Cures Act authorized penalties for any such action for health IT developers and health information exchange entities, as well as virtually every type of provider organization that Veradigm serves. In 2020, the Health and Human Services (“HHS”) Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which, among other things, calls on developers of certified EHRs to adopt standardized APIs and to meet a list of other new certification requirements to retain approved federal government certification status. In November 2022, we announced that Veradigm EHR, formerly Allscripts Professional EHR, achieved a 2015 ONC Health IT Update Certification.
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
•
Provider Reimbursement: There have been significant changes to provider payment models by the U.S. federal government, moving toward a value-based care model similar to those being adopted by commercial payers and state governments. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which reformed how physicians are paid under Medicare and established the Merit-based Incentive Payment System, includes provisions that directly call for or describe roles for the use of health information technology to help providers comply with new federal requirements under Medicare and state Medicaid programs. In 2023, healthcare providers were required to utilize EHR software that meets these requirements to successfully participate in the MACRA Quality Payment Program (“QPP”) and other federal programs that require the use of certified EHRs.
•
Cybersecurity, Data Security and Privacy: We are subject to numerous cybersecurity, privacy and data protection laws and regulations that change frequently and vary from jurisdiction to jurisdiction. We process protected health information, both as a business associate to our customers and as a covered entity, and we are subject to significant compliance obligations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and their respective implementing regulations (collectively, “HIPAA”). We also process personal health data and are subject to the Federal Trade Commission Act and an ever-expanding list of comprehensive state privacy laws in the U.S. Many of these state laws grant consumers certain rights with respect to their data, including the right to deletion, within a specified time period, and require opt-in consent for certain types of data transfers. We must also comply with the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022 and SEC reporting requirements that may require us to provide notifications of certain cybersecurity incidents before our investigations are complete and within short timeframes. Our adoption of emerging technologies, such as AI, may lead to further regulatory compliance obligations.

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
o
Federal Anti-Kickback Statute: The federal Anti-Kickback Statute, an intent-based federal criminal statute, prohibits any person or entity from knowingly and willfully offering, paying, soliciting or receiving anything of value, directly or indirectly, in cash or in kind, to induce, or in return for, either (i) the referral of an individual for an item or service covered by Medicare, Medicaid or other federal healthcare programs or (ii) the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or services covered by these federal healthcare programs. Courts have interpreted the law to provide that a financial or other arrangement involving remuneration may violate this law if any “one purpose” of the arrangement is to induce referrals of federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. Penalties for federal Anti-Kickback Statute violations can be severe and include imprisonment, criminal fines, civil money penalties and triple damages under the False Claims Act, and mandatory exclusion from participation in federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry activities from prosecution, these exceptions and safe harbors are narrowly drawn. There are Anti-Kickback Statute safe harbors for electronic health record items and services and donations of cybersecurity technology and related services. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs.
o
False Claims Act: The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to the federal government (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we do not submit claims directly to government payers, Veradigm could be held liable under the civil False Claims Act if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers through our revenue cycle/claims management services, or if our EHR products are found to have caused providers to have inaccurately attested to incentive or reimbursement program criteria. Penalties for federal civil False Claims Act violations are significant.
o
Federal Civil Monetary Penalty Laws: Federal civil monetary penalty laws impose significant civil penalties against individuals or entities that engage in activities including, among other things, knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; and violations of the federal Anti-Kickback Statute, unless an exception applies.

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

We compete with numerous types of organizations, including developers of revenue cycle and practice management software and services, large system integrators, IT service providers, ambulatory and acute care EHR solutions, population health management and value-based care technologies, analytics systems, care management solutions and post-acute solutions. We generally compete on the basis of several factors, including breadth and depth of services (including our open architecture and the level of solution integration across care settings), integrated platforms, regulatory compliance, reputation, reliability, accuracy, security, customer service, total cost of ownership, innovation and industry acceptance, expertise and experience. We believe we compete favorably on these metrics and are one of the leading companies offering a suite of healthcare IT solutions.

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

It may be necessary in the future to seek or renew licenses relating to various aspects of our products and services. While we have generally been able to obtain licenses on commercially reasonable terms in the past, there is no guarantee that we can obtain such licenses in the future on reasonable terms or at all. Because of continuous healthcare IT innovation, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our solutions may, unbeknownst to us, infringe upon an existing patent or other intellectual property rights of others. Occasionally, we have been notified that we may be infringing certain patent or other intellectual property rights of third parties. While the outcome of any litigation or dispute is uncertain, we do not believe that the resolution of any of these infringement notices would have a material adverse impact on our business.

Human Capital

We track and report internally on key talent metrics, including workforce demographics, talent pipeline and engagement of our employees. As of December 31, 2025, we had approximately 2,300 employees, including 61% in the United States and 37% in India. In some instances, during 2025 we also engaged consultants for limited engagements and contractors, including in Sri Lanka. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Our employees are a significant asset, and we recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. We aim to create an inclusive, respectful and open work environment and culture comprised of talented employees. Our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our business. We strive to sustain a work environment where each employee’s perspective, background, skills and abilities are valued for supporting our mission to create solutions that enable smarter care for healthier patients, populations and communities. We invest in our employees through high-quality benefits, various health and wellness initiatives and competitive compensation packages. Company-wide initiatives such as matching gift and volunteer opportunities, a hybrid work program and global recharge days help our employees to thrive both in the workplace and in the community.

Information about our Executive Officers

The following sets forth the names, ages, positions and business experience of our executive officers as of the date of this Form 10-K.

Name	Age	Position
Donald Trigg	55	Chief Executive Officer
Tally Baker	44	Chief Human Resources Officer
Eric Jacobson	50	Senior Vice President, Interim General Counsel and Corporate Secretary
Tehsin Syed	49	Chief Product and Technology Officer
Leland Westerfield	58	Interim Chief Financial Officer

Donald Trigg was appointed as the Company’s Chief Executive Officer as of September 2, 2025. Prior to joining the Company, Mr. Trigg served as an Executive Partner of Thomas H. Lee Partners, L.P. and as a Senior Advisor at Five Elms Capital, both of which are private equity funds, since April 2025. Mr. Trigg previously served as the Chief Executive Officer of apree health (the combination of Vera Whole Health, Inc. and Castlight Health, Inc.), an advanced primary care innovator, from September 2022 through April 2025. From 2012 to September 2022, Mr. Trigg held various roles of increasing revenue and strategic responsibility with Cerner Corporation, a healthcare technology company (formerly Nasdaq: CERN) (“Cerner”), serving as President from February 2020 through August 2021. From 2010 through 2012, Mr. Trigg served as Chief Revenue Officer at CodeRyte, Inc., prior to its acquisition by The 3M Company’s health care division. Earlier in his career, Mr. Trigg spent more than a decade serving in the public policy space as a Senior Advisor for the 2000 Bush for President campaign in Austin, Texas, the Director of Policy at the U.S. Department of Commerce and in a series of senior policy roles in the U.S. House and U.S. Senate. Mr. Trigg has also served on the board of directors of the merged Forcura, LLC and Medalogix LLC, now named Mosai, LLC, a provider of home health care and hospice software, since March 2025.

Tally Baker joined Veradigm as its Chief Human Resources Officer in November 2025. Before joining Veradigm, Ms. Baker served as Chief People Officer at Long Sports and Entertainment, a sports and entertainment investment company, from March 2025 to October 2025. Prior to that, Ms. Baker was Senior Director of HR Consulting Services at Oracle Corporation, an enterprise resource software company, from October 2022 to March 2025, and as Senior Director, HR Business Partner at Cerner, an electronic healthcare records technology company, from April 2020 to October 2022. Across these roles, she partnered closely with business leaders to implement effective human capital strategies that supported organizational growth and operational excellence. Throughout her career, Ms. Baker has focused on organizational design, change management, talent development, and fostering inclusive, high-performing cultures on a global scale.

Eric Jacobson has served as our Senior Vice President, Interim General Counsel and Corporate Secretary since May 2026, and prior to that time he served as our Senior Vice President, Deputy General Counsel and Corporate Secretary since May 2022. Mr. Jacobson also served as one member of the OCEO from August 1, 2025 through September 2, 2025. Mr. Jacobson was formerly Senior Vice President, Corporate Secretary and General Counsel of our Data, Analytics & Care Coordination business from June 2020 to May 2022 and Vice President, Associate General Counsel, M&A and Securities and Assistant Secretary, from May 2015 to June 2020. Before joining Veradigm in 2015, Mr. Jacobson held various positions at Motorola Solutions, Inc. (NYSE: MSI) from 2008 to 2015. Previously, Mr. Jacobson was an attorney at the international law firm of Winston & Strawn LLP.

Tehsin Syed has served as our Chief Product and Technology Officer since November 2025. Mr. Syed is responsible for Veradigm’s product, engineering, IT, data, security and AI functions. Before joining Veradigm, he served as General Manager of AWS Health AI, a healthcare technology company, from 2021 to 2025, where he established new offerings in ambient documentation, genomics and medical imaging and scaled interoperability to enterprise-grade. Previously, he spent more than two decades at Cerner in senior executive roles, including leading Strategic Growth Engineering and playing a central role in developing HealtheIntent, a cloud-based population health platform.

Leland Westerfield has served as our Interim Chief Financial Officer since December 2023 and served as a member of the OCEO from August 1, 2025, to September 2, 2025. Prior to joining the Company, Mr. Westerfield held multiple Chief Financial Officer roles. These include as Chief Financial Officer of Clearsense, Inc. an enterprise healthcare data analytics platform serving health providers and payors, from 2022 until he joined the Company, of Dstillery, Inc., an advertising technology data analytics provider, from 2020 to 2022, and of Aetion, Inc., a health technology real-world evidence software and data services company, from 2019 to 2020. From 2016 to 2018, Mr. Westerfield served as the Chief Financial Officer and Executive Board Director of Uphold, Ltd., and he continued to serve as its Vice Chairman of the board of directors until 2019. Mr. Westerfield also held other Chief Financial Officer positions at numerous other SaaS companies. He began his career on Wall Street as a senior equity research analyst specializing in the internet and media sectors.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and information are available free of charge at our website at investor.veradigm.com as soon as reasonably practicable following our filing of any of these reports with, or furnishing any of these reports to, the SEC. The SEC maintains an Internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The contents of this website are not incorporated into this Form 10-K. Furthermore, our references to the URLs for this website are intended to be inactive textual references only.

Item 1A. Risk Factors

Our business, financial condition and operating results and the price of our Common Stock may be materially and adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below. Any one or more of such factors, some of which are outside of our control, could directly or indirectly cause our business, financial condition and operating results to vary materially from our past or anticipated future business, financial condition or operating results. Additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our business, financial condition and operating results.

Risks Related to the Remediation Plan and Related Matters

We have identified a remediation plan described in this Form 10-K (the “Remediation Plan”) to address certain material weaknesses and other deficiencies in our internal control over financial reporting and certain disclosure controls and procedures identified herein. If we fail to successfully complete the Remediation Plan in a timely manner, or if additional deficiencies are discovered or occur in the future, material misstatements in our financial statements could occur, which could continue to impair our ability to produce accurate and timely financial statements, cause adverse reputational impacts, preclude us from relisting our Common Stock on a national securities exchange, affect our ability to hire and retain key personnel and otherwise materially and adversely affect our business, financial condition and operating results.

As previously reported in the 2022 Form 10-K, we commenced remediation efforts to address the identified material weaknesses and other deficiencies. We have continued and revised those remediation efforts as described in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K. We continue to incur expenses and expend management time on compliance-related matters. We have concluded that our internal control over financial reporting was ineffective as of December 31, 2024 because we had not fully remediated all material weaknesses, as described in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K.

If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements that necessitate restatements of our financial statements. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. The delay in the filing of the 2022 Form 10-K and this Form 10-K has also caused us to fail to meet our SEC reporting obligations and the requirements to remain listed on Nasdaq and negatively affected investor confidence in our management and the accuracy of our financial statements and disclosures. This has had a negative effect on the price of our Common Stock, adversely affected our business, financial condition and operating results and resulted in the other risks and uncertainties discussed herein relating to resource allocation and constraints, litigation and investigation issues, the termination of our prior credit facility and need to seek and obtain the June 2025 financing and our access to certain capital markets. Future restatements or internal control failures and our prolonged inability to complete the Remediation Plan could elongate or exacerbate these effects. In addition, the divestiture of the HLPP business increased complexity with respect to our maintenance of internal control over financial reporting, including due to our reliance on Altera to provide certain of our internal financial and accounting controls and procedures pursuant to the provisions of the transition services agreement (“TSA”) we executed with Altera in connection with the sale of the HLPP business. Any failure to maintain effective internal controls could continue to adversely affect our business, financial condition and operating results.

Matters relating to and arising out of the implementation of the Remediation Plan have been time consuming and expensive, and may result in additional expense.

As a result of the internal and external reviews and the independent investigation conducted by the Audit Committee (the “Audit Committee Investigation”) prior to the preparation of the 2022 Form 10-K and the resulting Remediation Plan, we have incurred costs and expenses for accounting, legal, consulting and other professional fees significantly above historical levels. As part of the Remediation Plan, we are engaged in a multi-faceted project to replace and enhance certain of our accounting and other finance systems. Remediation efforts are time consuming, place a significant burden on management and add increased pressure to our financial resources and processes. Although we have hired additional employees and retained professional firms to assist in the preparation of this Form 10-K, as part of our continued remediation we may need to hire more employees or retain additional professional service providers in the future, which may further increase our costs and expenses. To the extent there are delays or failures in implementing the multi-faceted systems project, or our remediation efforts are unsuccessful or incomplete, or we identify additional issues requiring remediation, our management may be required to devote significant additional time to such efforts, and we may be forced to incur significant additional expenses, including legal, accounting and consulting expenses, which could continue to have an adverse effect on our business, financial condition and operating results.

We are currently, and may in the future be, subject to stockholder litigation and other litigation regarding our disclosures relating to the periods reported in the 2022 Form 10-K (the “Affected Periods”). As a result, we have incurred significant legal expenses, and in the future, we could be subject to damages or other remedies that could result in material harm to our business, financial condition and operating results.

As previously disclosed in the 2022 Form 10-K, we voluntarily disclosed to the Staff of the SEC certain information concerning the Audit Committee Investigation, and we provided additional information based on discussions. Although on February 20, 2026, the SEC concluded its investigation with no enforcement action against the Company, we are subject to a putative securities class action and putative stockholder derivative litigation relating to certain of our prior disclosures relating to the Affected Periods. For additional discussion of these matters, see Part I, Item 3, “Legal Proceedings,” and Note 21, “Commitments and Contingencies” in the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The pending litigation and any other future litigation or investigations relating to the restatement, the matters identified in the Audit Committee Investigation or the Company’s review of certain accounting and internal control deficiencies, the Company’s disclosures regarding the foregoing or other related matters could continue to adversely affect the Company’s business, financial condition and operating results. As an example of such additional litigation related to the restatement, Altera has brought a claim alleging that Veradigm breached the representations and warranties contained in the definitive purchase agreement with Altera. The Company has incurred expenses and expects to incur additional expenses associated with ongoing matters and may in the future face monetary penalties or damages in the event of adverse outcomes, in addition to ongoing management time and attention. Any future litigation could result in additional costs, penalties and reputational damage that could materially and adversely affect our business, financial condition and operating results.

The delisting of our Common Stock may continue to have an adverse effect on the trading and price of our Common Stock, and our Common Stock might not be relisted, or once relisted, it might not remain listed.

Because we are not current in filing our periodic reports with the SEC, we were unable to comply with the listing standards of Nasdaq, which filed a Form 25 to delist our Common Stock on April 25, 2024. The delisting of our Common Stock from Nasdaq has had, and may continue to have, an adverse effect on us and the price of our Common Stock by, among other things, limiting the liquidity of our Common Stock, reducing the number of institutional and other investors who will consider investing in our Common Stock, restricting the availability of information concerning the trading prices and volume of our Common Stock, reducing the number of broker-dealers willing to execute trades in shares of our Common Stock and restricting our ability to obtain, or increasing the cost of, equity or debt financing for the continuation of our operations.

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

The restatement and associated delay in filing SEC periodic reports have required us to obtain new financing arrangements, restricted our ability to access the capital markets and eliminated our eligibility to use Form S-8 registration statements for Company equity awards, which has adversely affected, and may continue to adversely affect, employee hiring and retention.

Effective as of August 30, 2024, we terminated the Third Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among the Company, Veradigm LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (as supplemented, modified and amended, the “Third Amended Credit Agreement”) and all Commitments (as defined therein) thereunder, to avoid the occurrence of an Event of Default (as defined therein) as a result of our failure to timely furnish the required financial statements in accordance with the terms of the Third Amended Credit Agreement. On June 18, 2025, we entered into a credit agreement with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time party thereto as lenders (the “2025 Credit Agreement”), which provides for a $100 million senior secured term loan credit facility, consisting of a $75 million initial term loan funded on June 18, 2025, and a $25 million delayed draw term loan facility available until December 18, 2026, each with a maturity date of June 18, 2030. The 2025 Credit Agreement contains a number of restrictive and affirmative covenants and substantially increased our level of indebtedness, which may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs (including to fund any additional repayments of our Convertible Notes and future obligations associated with contingent liabilities) on acceptable terms, or at all. The 2025 Credit Agreement also increased the Company’s exposure to interest rate fluctuations.

We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. If we wish to pursue a public offering before that time, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and the necessity of using a Form S-1 for a public offering of registered securities could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital in a timely manner.

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

The markets for our products and services are intensely competitive and are characterized by rapidly evolving technology, solution standards, user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical, sales and marketing resources than we do. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and offerings. New developments in certain areas, such as cloud computing, have made it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

There can be no assurance that technological advances, including with respect to AI and machine learning, by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we are unable to enhance our offerings and network capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently or more securely than our offerings, our business, financial condition and operating results could be adversely affected.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures and technological dynamics that we face will not materially and adversely impact our business, financial condition and operating results.

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

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of foreign, federal, state and local governmental entities. These entities have promulgated laws and regulations addressing matters such as healthcare fraud; patient information, the sharing and storage thereof and privacy protections with respect thereto; electronic prescribing; the use and content of EHRs; and claim transmission. Both we and our customers must comply with these laws and regulations. Refer to Part I, Item 1, “Business” of this Form 10-K for a detailed discussion of material regulations affecting our business.

The regulatory landscape is subject to change both because of changing interpretations or application of existing laws and regulations and because of new laws and regulations. Future United States healthcare system reform at both the federal and state level could increase government involvement in healthcare, reconfigure reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Government regulation could also alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance of our products and services. Further examples of government involvement could include requiring the standardization of technology relating to EHRs, providing customers with incentives to adopt EHR solutions or developing a low-cost government-sponsored EHR solution or increased enforcement activity targeting healthcare fraud and abuse.

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

Failure to comply with existing or future laws or regulations could be costly and cause reputational harm. For example, if we fail to maintain certain certifications for our EHR solutions, or if any regulatory, prosecutorial or judicial authority finds that our activities violate healthcare fraud and abuse laws, we could face civil or criminal penalties, be forced to change or terminate parts of our business, refund service fees or be disqualified from working with customers in government programs. In addition, under the federal healthcare fraud statute, it is illegal for any person to knowingly and willfully submit, or cause to be submitted, a claim to any healthcare benefit program, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. Similarly, although we have policies and procedures designed to assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our customers is also accurate and complete, we could be subject to liability if we or our subcontractors do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted.

Certain rules and obligations around patient information, particularly HIPAA and HITECH and similar state privacy laws, have increased the cost of compliance and could subject us to additional enforcement actions, civil or criminal liability, fines and lawsuits and contractual liability, which could further increase our costs and adversely affect the way in which we do business. Related regulations and guidance are subject to change or interpretation and may materially restrict the ability of providers to submit information from patient records using our products and services. The ability of our customers to comply with laws and regulations while using our solutions could affect the marketability of our products or our compliance with our customer contracts, or even expose us to direct liability under the theory that we assisted our customers in a violation of healthcare laws or regulations. Even unsuccessful legal challenges in these areas could require us to expend significant resources in our defense or adversely affect our reputation.

Changes in interoperability, information blocking and other regulatory standards applicable to our software could require us to incur substantial additional development costs.

Our customers and the industry leaders enacting regulatory requirements often require that our software solutions be interoperable with other third-party health IT suppliers and not interfere with, prevent, materially discourage or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” Market forces or governmental authorities have created and could continue to create software interoperability and information blocking standards that could apply to our solutions, and if our products or services are not consistent with those standards, we could be forced to incur substantial additional development costs, and delays may result in connection therewith. If our applicable products or services are not consistent with these varying and evolving standards or do not support our customers in their efforts to meet new certification requirements, our market position and sales could be adversely affected, and we may have to invest significantly in changes to our software solutions, which could materially and adversely impact our business, financial condition and operating results.

Regulatory changes impacting our customers could force us to reduce our prices.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including practices of managed care organizations, group purchasing arrangements made through government programs such as the Regional Extension Centers and government action affecting reimbursement levels related to physicians, hospitals, home health professionals or any combination thereof under Medicare, Medicaid and other government health programs. Our customers and the other entities with which we have a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. If our pricing experiences significant downward pressure, our business will be less profitable and our financial condition and operating results could be materially and adversely affected.

Risks Related to Our Company

If we do not successfully evolve and execute against our business strategies, we may not be able to drive business growth.

If we do not successfully execute our “reset, recover, reignite” strategy, we may be unable to achieve sustainable revenue growth, improve profitability or maintain our competitive position. Our strategy depends on our ability to effectively optimize our product portfolio, invest in and scale higher-growth solutions and deepen alignment with independent physician practices. Execution of this strategy involves significant operational, technological and organizational changes, including workforce optimization efforts and a centralized global operating structure. These initiatives may be more complex, costly or time-consuming than expected and may disrupt our operations or customer relationships. If we do not successfully execute our strategic plans, if actual results vary significantly from our expectations or if we otherwise fail to successfully structure our business to meet market conditions, our business, operating results, financial condition and market capitalization could be materially and adversely impacted.

We could fail to maintain and expand our business with our existing customers or effectively transition our customers to newer products.

Our business model depends on our success with maintaining our existing customers, particularly our significant customers, and selling new and incremental products and services to these existing customers. In addition, we may face challenges in maintaining relationships with customers of the HLPP business, from whom a significant portion of our revenue is derived. Our success with certain customers also requires our achieving interoperability between our new products and our legacy products to provide a single solution that connects healthcare providers across care settings. Certain of our clinical solutions customers initially purchase one or a limited number of our products and services. These customers may choose not to expand their use of, or purchase, additional modules. Also, as we deploy new applications and features for our existing solutions or introduce new solutions and services, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our current customers, including customers of the HLPP business, our revenue could grow at a slower rate or even decrease.

In addition, the transition of our existing customers to current versions of our products presents certain risks, including the risk of data loss or corruption or delays in completion. If such events occur, our customer relationships and reputation could be damaged. Any of the foregoing could materially and adversely impact our business, financial condition and operating results.

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

Furthermore, our customers may use our products or services together with products or services from other companies or those that they have developed internally. As a result, when problems occur, it may be difficult to identify the source of the problem. Even when our products or services do not cause these problems, the existence of these errors may cause us to incur significant costs, divert the attention of our technical personnel from our other solution development efforts, impact our reputation and cause significant issues with our customer relationships.

Significant disruptions of information technology systems or breaches of information security could materially and adversely affect our business, financial condition and operating results.

Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including Protected Health Information (“PHI”), financial information and other sensitive information relating to us and our workforce, as well as our customers. We may be subject to IT systems failures and network disruptions, and we face risk of deliberate or unintentional incidents involving unauthorized access to our computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data or other disruption of our business operations. The continually changing cybersecurity threat landscape makes our systems potentially vulnerable to service interruptions or to security breaches from external threat actors, from the inadvertent or intentional actions by our employees or from supply chain attacks originating at our third-party vendors, including their potential use of software or components originating from countries known to be nation-state cyber actors. Attacks are made by individuals or groups that have varying levels of expertise, some of which are technologically advanced and well-funded including, without limitation, nation states, organized criminal groups and hacktivists organizations.

We believe that companies in our industry will continue to be targeted by such events with increasing frequency due to the value of healthcare-related data. Any future denial-of-service, ransomware or other Internet-based attacks may range from mere vandalism of our electronic systems to systematic theft of sensitive information and intellectual property. For example, in 2018 we were subject to a ransomware attack that impacted two of our data centers, resulting in outages that left certain of our solutions offline for our customers. In addition, the Change Healthcare cybersecurity incident in the first quarter of 2024 had a far-reaching impact across the healthcare landscape and disrupted our customers’ ability to use Change Healthcare’s network connections, thus affecting their insurance claims submissions and billing activities through our systems. Although we were not the target of the Change Healthcare cybersecurity incident and the approximate impact to the Company’s revenue in the first quarter of 2024 and second quarter of 2024 was less than $3 million and less than $2 million, respectively, and the incident resulted in delay and downtime for our customers.

Competing business priorities and strategic initiatives, staff attrition and resource constraints may affect our ability to adequately adapt to continually evolving and increasingly sophisticated threats. Although we have systems in place that we believe are reasonably designed to prevent and detect security breaches, we cannot guarantee that these systems will be adequate to prevent all possible security threats, and any compromise of our electronic systems, including the unauthorized access, use or disclosure of sensitive information or a significant disruption of our computing assets and networks, could adversely affect our reputation or our ability to fulfill contractual obligations, could require us to devote significant financial and other resources to mitigate such problems and could increase our future cybersecurity costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees and engaging third-party experts and consultants. Moreover, unauthorized access, use or disclosure of sensitive information, could result in civil or criminal liability or regulatory action, including potential fines and penalties. In addition, any real or perceived compromise of our security or disclosure of sensitive information may deter customers from using or purchasing our products and services in the future, which could materially and adversely impact our business, financial condition and operating results.

We use third-party contractors to store, transmit and host sensitive information for our customers and use third-party software and components to develop solutions and provide services to our customers. We also continue to rely on Altera to provide certain aspects of our services and solutions pursuant to the provisions of the TSA we executed with Altera in connection with the sale of the HLPP business. While we have contractual or other mechanisms in place with our third-party contractors and software and component suppliers that require them to have appropriate security programs and controls and, frequently, to indemnify us for security-related breaches, any compromise or failure of these contractors’ or suppliers’ privacy and security practices could adversely affect our reputation, require us to devote financial and other resources to mitigate these breaches, or subject us to litigation from our customers or stockholders, as well as actions by regulatory agencies.

We may be subject to IT systems failures and network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, geopolitical uncertainties, public health issues and other business disruptions that could cause damage to the global economy, and thus have a material and adverse impact on our business, financial condition and operating results. Such events may be beyond our control but could decrease demand for our products or services or make it difficult or impossible for us to develop and deliver our products or services to our customers. A significant portion of our research and development activities, our corporate headquarters, our IT systems and certain of our other critical business operations are concentrated in a few geographic areas. In the event of a business disruption in one or more of those areas, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations, which could materially and adversely impact our business, financial condition and operating results.

We are facing additional investigations and proceedings from other governmental entities and third parties related to the same or similar conduct underlying the now expired settlement agreements that Practice Fusion entered into with the U.S. Department of Justice (the “DOJ”).

In 2020, Practice Fusion resolved Anti-Kickback Statute and False Claims Act allegations with the DOJ relating to its EHR software. Practice Fusion and Veradigm received civil complaints and requests for information pursuant to civil investigative demands (each a “CID”) from the Attorneys General of several states (together, the “State AG Investigations”) related to a series of now expired agreements resolving investigations conducted by DOJ. These document and information requests seek various information, including about a clinical decision support alert related to pain management that was sponsored by Purdue Pharma and launched in 2016. In addition, certain civil litigation has been filed against Practice Fusion, alleging claims related to Purdue Pharma’s sponsorship of pain management clinical decision alerts to be displayed in Practice Fusion’s EHR. Other legal or regulatory proceedings, including investigations or proceedings brought by private litigants or stockholders, federal agencies, private insurers and states’ attorneys general may also follow. These matters could result in the imposition of fines or penalties, damages or non-monetary relief, significant compliance, litigation or settlement costs, other losses or a diversion of management’s attention from other business concerns and have a material adverse effect on our business, financial condition and operating results. We may also be subject to negative publicity related to these matters that could harm our reputation, reduce demand for our solutions and services, result in employee attrition and negatively impact our stock price.

We have completed certain asset or business dispositions and have also acquired and invested in new businesses and technologies, each of which is subject to significant risks.

We expect that we will continue to take strategic portfolio actions in the future.

Acquisitions and dispositions are subject to many risks, including potential negative impacts on the Company’s earnings and risks relating to transition service or other post-transaction obligations, as well as the diversion of management’s attention. For example, in connection with the sale of the HLPP business, we entered into a TSA with Altera pursuant to which we are each providing the other with services that are critical to our ongoing operations. In addition, McKesson Corporation (“McKesson”) received a request for documents and information from the U.S. Attorney’s Office in May 2017 pursuant to a CID relating to the Enterprise Information Solutions business (the “EIS Business”), which we acquired from McKesson, as when McKesson operated that business. This CID relates to the certification of the business’ software under the ONC’s EHR certification program and related business practices. Additional CIDs were received in August 2018 regarding a separate EIS Business solution and in October 2021 regarding the EIS Business solution that was the subject of the May 2017 CID. If any CID leads to a claim or legal proceeding against us or our business that results in the imposition of damages, non-monetary relief, significant compliance, litigation or settlement costs or any other losses, in each case for which we are not indemnified by McKesson or are otherwise unable to recover against McKesson, such damages, relief, costs or losses could materially and adversely impact our business, financial condition and operating results.

Investments and acquisitions may also involve numerous other risks, including, without limitation: the potential failure to achieve the expected benefits of the investment or acquisition, including the inability to generate sufficient revenue to offset acquisition or investment costs, or the inability to achieve expected synergies or cost savings; unanticipated expenses related to acquired businesses or technologies; the diversion of financial, managerial and other resources from existing operations; the risks of entering into new markets in which we have little or no experience or where competitors may have stronger positions; unanticipated regulatory and other compliance risks related to acquired companies or technologies; potential write-offs or amortization of acquired assets or investments; the potential loss of key employees, customers or partners of an acquired business; delays in customer purchases due to uncertainty related to any acquisition; potential unknown liabilities associated with an investment or acquisition; and the tax effects of any acquisitions.

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

We are expanding the use of AI across our products, services, and internal operations. AI technologies are evolving rapidly and present a number of inherent risks. For example, AI technologies can create accuracy issues, unintended biases and discriminatory outcomes and create other perceived or actual risks, which could slow our customers’ adoption of our solutions that use AI. If our AI assisted solutions do not perform as expected or are perceived to be deficient, inaccurate or biased, our reputation, competitive position and business may be adversely affected. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

The development and use of AI present operational, data governance, privacy, security, compliance, and ethical risks. In particular, deficiencies in oversight, controls, or validation processes or adopting AI technologies without careful governance could increase the risk of errors, cybersecurity incidents, or improper access to or use of sensitive information, including Protected Health Information (“PHI”). Our AI initiatives may also depend on third‑party technologies, infrastructure, or data sources, and any failures or limitations associated with these third parties could adversely affect the performance or reliability of our AI‑enabled offerings.

The legal and regulatory environment applicable to AI is developing and remains uncertain. Current and future laws, regulations, standards, or guidance may impose additional compliance obligations, restrict certain uses of AI, adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Uncertainty regarding litigation, regulatory expectations and enforcement practices may also make it more difficult to anticipate how AI can be used in our business.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

We will need to expand our operations if we successfully achieve market acceptance for our products and services. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on our ability to manage changing business conditions and to effectively maintain and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of integrating any prior or future acquisition with our existing businesses, could cause us to incur unexpected expenses, render us unable to meet our customers’ requirements, and consequently could materially and adversely impact our business, financial condition and operating results.

Our business depends in part on our ability to establish and maintain additional strategic relationships.

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of the sectors in which we operate. This is critical to our success because we believe that these relationships contribute to our ability to extend the reach of our products and services to a larger number of participants in the healthcare industry, develop and deploy new products and services, further enhance our brand, and generate additional revenue and cash flows.

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

We are subject to various legal proceedings and claims that have not yet been fully resolved, including the matters discussed under Note 21, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K and in the risk factor above entitled “We are currently, and may in the future be, subject to stockholder litigation and other litigation regarding our disclosures relating to the periods reported in the 2022 Form 10-K (the “Affected Periods”). As a result, we have incurred significant legal expenses, and in the future, we could be subject to damages, fines, penalties or other remedies that could result in material harm to our business, financial condition and operating results.” Additional claims may also arise in the future. Companies in our industry, including competitors, often face litigation related to patent infringement or intellectual property violations, especially from patent holding companies seeking to monetize acquired patents. As we expand our product functionality, enter new markets and face more competitors, the number of such actions against us may increase. We are actively defending against these claims in various jurisdictions.

If found to infringe patents or other intellectual property, we may be required to pay significant damages or royalties or face injunctions. Additionally, some agreements require us to indemnify customers and third-party providers, potentially increasing costs and affecting our relationships. Licensing agreements may be available in certain circumstances, but there is no guarantee they will be available on favorable terms or prevent litigation, and they may increase operating expenses.

Regardless of merit, legal proceedings can be costly, time-consuming, and disruptive. Lawsuits, particularly those arising from security breaches, have sought significant monetary damages. Unfavorable outcomes could result in significant financial impacts, including damages, revenue loss and other remedies, adversely affecting our business. We carry insurance, but coverage may be insufficient, unavailable on acceptable terms or disputed by insurers, increasing the potential financial impact of legal actions.

Our success depends on our senior leadership team and our ability to hire and retain other key personnel, and any failure to attract and retain these critical human capital resources could materially adversely affect our business, financial condition and operating results.

There has been significant turnover in the Company’s leadership since the appointment of new executive officers in connection with the disposition of the HLPP business. As a result of the Audit Committee Investigation, on December 6, 2023, Mr. Poulton and Ms. Jones each resigned at the request of the Board from their positions as Chief Executive Officer and Chief Financial Officer, respectively. Subsequently, Mr. Westerfield joined the Company as Interim Chief Financial Officer, and Dr. Ho served as Interim Chief Executive Officer until the end of her term of service on June 7, 2024, at which time Mr. Langan assumed the role of Interim Chief Executive Officer. Mr. Langan’s employment with the Company was terminated effective July 31, 2025. Following Mr. Langan’s departure, the Company established the OCEO, which was subsequently dissolved when Mr. Trigg was appointed as the Company’s Chief Executive Officer effective as of September 2, 2025. On April 6, 2026, it was announced that Christian Greyenbuhl was appointed the Company’s Chief Financial Officer effective as of the CFO Effective Date. Our business and success are materially dependent on our ability to attract and retain members of our senior leadership team to formulate and execute the Company’s strategic and business plans.

Much of our future performance also depends on our ability to hire and retain other highly qualified personnel who have a deep understanding of our industry. In addition, we will need to retain existing employees and hire additional employees to implement the Remediation Plan. Competition for such personnel is intense. We are required to expend significant resources on identifying, hiring, developing, motivating and retaining such personnel throughout our organization. Many of the companies with whom we compete for such personnel have greater resources than us and may be able to offer more attractive terms of employment, particularly while our Common Stock is not listed on any securities exchange. Our investment in training and developing our employees makes them more attractive to our customers and competitors, who may then seek to recruit them. Furthermore, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.

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

We provide content for use by healthcare providers in treating patients. Third-party content suppliers provide certain of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. In addition, certain of our solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage in an amount that we believe is sufficient for our business, we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could materially and adversely impact our business, financial condition and operating results. Even unsuccessful claims may result in substantial costs and diversion of management and other resources.

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

We operate in countries outside of the United States, including significant and expanding operations in India. This subjects our business to risks and challenges associated with operating globally, which could increase our operating costs. Our international operations also expose us to global geopolitical and macroeconomic risks.

In addition, our compliance with complex foreign and United States laws and regulations that apply to our global operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, but are not limited to, internal control and disclosure rules, data privacy requirements, anti-corruption laws (such as the United States Foreign Corrupt Practices Act) and other local laws prohibiting certain payments to government officials, and antitrust and competition regulations. Violations of these laws and regulations could result in, among other things, fines and penalties, criminal sanctions, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially adversely affect our global expansion efforts and our business, financial condition and operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents or distributors, or other third parties with whom we do business, will not violate our policies. Furthermore, potential changes in data privacy and protection requirements outside the United States may increase our future legal and regulatory compliance burden.

Any potential additional cost reduction and restructuring activities could have long-term adverse effects on our business, financial condition and operating results.

As part of our “reset, recover, reignite” strategy, we have taken actions to restructure our operations. There is no assurance that our cost reduction or restructuring actions will produce the operational or financial benefits we expect. We may fail to achieve anticipated cost savings or productivity improvements on the timelines we project, or at all. In addition, these activities could result in restructuring or impairment charges, increase employee turnover, further reduce our available assets and other resources, slow improvements or innovations in our products and services, adversely affect our ability to respond to customers, limit our ability to quickly adapt to changing market dynamics and otherwise create long-term adverse effects on our business. Any of the circumstances described above could adversely impact our business, financial condition and operating results.

Risks Related to Our Common Stock and Indebtedness

Our stockholder rights plan and anti-takeover provisions in our organizational documents and debt agreements may discourage or prevent a change of control, even if an acquisition would be beneficial to stockholders.

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

Our certificate of incorporation and bylaws also contain provisions that could discourage, delay or prevent a change in control of Veradigm or changes in our management that certain of our stockholders may deem advantageous. These provisions, among other things, prohibit our stockholders from acting by written consent or calling a special meeting of stockholders, and provide that the Board is expressly authorized to make, alter or repeal our bylaws. Additionally:

•
the “Convertible Note Indenture” may prohibit us from engaging in a change of control of Veradigm unless, among other things, the surviving entity assumes our obligations under the Convertible Notes;
•
the 2025 Credit Agreement provides that a change of control would constitute an event of default; and
•
if a change of control of Veradigm occurs, the Convertible Note Indenture may permit holders of the Convertible Notes to require us to repurchase all or a portion of the Convertible Notes and may also require us to pay a make-whole premium (in either cash, shares of our Common Stock or a combination of cash or shares of our Common Stock) by increasing the conversion rate for a note holder who elects to convert.

These provisions in our certificate of incorporation, bylaws and debt instruments could discourage, delay or prevent a change of control of Veradigm or changes in our management, that our stockholders may deem advantageous, and therefore could reduce the price of our Common Stock.

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

Our Common Stock price has experienced volatility and continues to be impacted by our delisting from Nasdaq.

The market for our Common Stock has experienced volatility and continues to be impacted by our delisting from Nasdaq. Our Common Stock currently trades in the over the counter market, which is less liquid and is available to fewer investors, both of which have caused and may continue to cause higher volatility. Additionally, the stock market in general, and the market prices for companies in our industry in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations may materially and adversely impact our stock price, regardless of our actual operating performance. Furthermore, volatility in our Common Stock price could force us to increase our cash compensation to employees or grant larger equity awards than we have historically granted, which could materially and adversely impact our business, financial condition and operating results.

In addition, the market price of shares of our Common Stock could decline as a result of substantial sales of our Common Stock, particularly by our significant stockholders or the perception in the market that holders of a large number of shares of our Common Stock intend to sell their shares. While a significant portion of our Common Stock is restricted from immediate resale, it may be sold into the market in the future pursuant to the Registration Rights Agreement with Stonehill, and Stonehill’s exercise of such rights could cause the market price of our Common Stock to drop, even if our business is doing well.

Our current indebtedness, an event of default with respect thereto, our inability to obtain new financing or the terms with respect thereto could materially adversely affect our business, financial condition and operating results.

The 2025 Credit Agreement contains a number of affirmative covenants and restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. For example, the 2025 Credit Agreement includes obligations to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not be able to continue to meet those ratios. A breach of any covenants in the 2025 Credit Agreement would, in certain cases after giving effect to applicable grace or cure periods, also result in an event of default under that facility.

Our levels of indebtedness, including under the 2025 Credit Agreement, may also negatively impact our ability to enter into any new financing arrangements on acceptable terms, or at all.

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

We could incur additional asset impairment charges.

We are required under Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment on an annual basis, as well as on an interim basis if indicators for potential impairment, such as a decline in the price of our Common Stock, exist. Additional indicators that are considered include, but are not limited to, significant changes in performance relative to expected operating results and negative economic trends. In addition, we periodically review our finite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates or the divestiture of a business or asset below its carrying value. We have been and may in the future be required to record a charge to earnings in the consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could materially and adversely impact on our operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management Strategy

The Company addresses cybersecurity risks through a comprehensive approach that is focused on preserving the security of its operations and information and ensuring the appropriate acquisition, access, use and disclosure of PHI. Veradigm has implemented an enterprise-wide information security program (“IS Program”) that is informed by core elements of the security standards encouraged by HHS, including relevant National Institute of Standards and Technology (“NIST”) cybersecurity standards such as NIST SP 800-30, NIST SP 800-53, and NIST SP 800-63B and ISO 27001 and Systems and Organization Control 2 (“SOC 2”) suite of controls. Designed from a risk- and compliance-based approach, the IS Program is designed to protect Company information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction by identifying, preventing and mitigating cybersecurity threats, as well as to effectively respond to cybersecurity incidents when they occur.

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

Our IS Program includes the following elements: (i) internet and perimeter security; (ii) endpoint and email security; (iii) threat intelligence, monitoring and management; (iv) data security for PHI and Personally Identifiable Information (“PII”); (v) personal accountability, which includes comprehensive training for our employees and third-party contractors (including onboarding and annual training), exercises (including advanced phishing exercises) and awareness for our employees to promote vigilance with respect to cybersecurity risks and opportunities; (vi) access management; (vii) application and cloud security; and (viii) compliance audits and assessments, which include routine technical and non-technical audits and assessments internally and in collaboration with independent third parties at least annually.

As a company managing the use and disclosure of PHI and PII, our IS Program incorporates annual independent SOC 2 Type 2 audits that are conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, which provide an independent third-party evaluation of the design and operating effectiveness of our controls. We also annually perform HIPAA Security Rule risk assessments of our administrative, physical and technical safeguards for protecting the confidentiality, integrity and availability of data.

Our IS Program includes frequent reviews and development of our security policies and standards, monitoring to detect potential threats or disruptions, testing of protocols to verify the effectiveness of our defense systems and training for our workforce. Our teams regularly and proactively monitor our information systems for potential risks, threats and disruptions, including at our U.S.-based third-party data centers. Through the use of our rapid response and incident management processes, which include our IT incident management and IT disaster recovery processes, we assess potential incidents and determine a course of action. This may involve risk mitigation, resolution plan development and process improvements.

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

The CSO is responsible for assessing and working with the business to manage the Company’s material risks from cybersecurity threats. The CSO is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management and strategy process described above, including the operation of Veradigm’s incident response plan. Veradigm’s CSO has served in this role since July 2020 and has more than 15 years of experience managing cybersecurity risk for HIPAA-regulated entities in various roles involving managing information security and application security, developing cybersecurity strategy and developing healthcare cybersecurity at the Federal level, and he has a Doctorate of Philosophy (Ph.D.) in privacy and security.

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

Our CSO conducts regular cross-functional management reviews of IS Program, including with members of senior leadership. All employees and those contractors of the Company with access to our information systems receive annual cybersecurity awareness training, and we have integrated cybersecurity and data protection topics into our Code of Conduct. All critical information systems supporting our customers’ clinical care have a written disaster recovery plan that is tested at least annually. The entire program is audited annually by both internal and third-party auditors.

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

Impact of Recent Cybersecurity Incidents

The Company did not experience a material cybersecurity incident in 2023, 2024 or 2025. However, it did experience the impacts of the cybersecurity incidents described below.

On July 19, 2024, the Company experienced customer facing systems disruption resulting from the CrowdStrike-caused outage. Upon detecting the event, the Company took immediate steps designed to mitigate the impact of the incident and implement its business continuity plans to restore and support customer operations. The majority of customer facing systems were restored within 24 hours and all affected systems were fully restored in fewer than three calendar days.

As previously disclosed, the Change Healthcare cybersecurity incident in the first quarter of 2024 disrupted our customers’ ability to use Change Healthcare’s network connections, thus affecting their insurance claims submissions and billing activities through our systems. Although the Company’s information systems were not affected, the cybersecurity incident experienced by Change Healthcare resulted in delay and downtime for our customers. We took immediate steps designed to mitigate the impact of the incident for our customers with respect to our solutions. The impacts from the Change Healthcare cybersecurity incident were limited to the first and second quarters of 2024.

In July 2025, we learned that a threat actor had accessed an isolated cloud storage account used exclusively for data migrations and that the unauthorized access occurred during the fourth quarter of 2024. This account contained backup copies of data for a small number of our customers, including protected health information, which was exfiltrated by the threat actor. The Company provided notice of this incident on behalf of affected customers in the third quarter of 2025. This incident did not affect the Company’s primary network, customer systems actively used by healthcare providers or daily operations.

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

Item 2. Properties

Veradigm leases properties used in its principal operations in the United States and India, with approximately 83,000 square feet in the United States and 44,000 square feet in India. Our corporate headquarters is located in Chicago, Illinois where we lease approximately 40,000 square feet of office space. We also have a significant presence in Raleigh, North Carolina, where we operate in 56,000 square feet of office space available to us pursuant to a joint use agreement we executed with Altera at the time of our divestiture of the HLPP business.

Our leased facilities house various sales, services, support, development, and data processing functions, as well as certain ancillary functions and other back-office functions related to our operations. The properties serve all of our business segments, including Provider, Payer and Life Science. Our existing facilities are adequate to meet our current business requirements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Common Stock is currently only eligible for unsolicited quotes on the OTC Expert Market of OTC Markets Group, Inc. under the symbol “MDRX.” Quotations in OTC Expert Market securities are restricted from public viewing. This designation severely limits the number of investors that might purchase shares of our Common Stock and effectively prevents the development of an active trading market in shares of our Common Stock. As a result, there currently is no established public trading market for the shares of our Common Stock. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

Previously, our Common Stock traded on the Nasdaq Global Select Market under the symbol “MDRX.” Due to our failure to timely file periodic reports with the SEC or hold an annual meeting of stockholders, we were not able to comply with Nasdaq listing standards, and our Common Stock was suspended from trading on Nasdaq on February 29, 2024. On April 25, 2024, Nasdaq filed a Form 25 to delist our Common Stock.

The following table sets forth the quarterly high and low sales or bid prices for our Common Stock for the periods presented:

Year	Quarter	Market	High	Low
2024	First Quarter (until 2/29/24)	Nasdaq	$11.05	$5.83
	First Quarter (after 2/29/24)	OTC Expert Market (1)	10.00	5.01
	Second Quarter	OTC Expert Market (1)	10.00	7.26
	Third Quarter	OTC Expert Market (1)	10.20	8.65
	Fourth Quarter	OTC Expert Market (1)	11.80	8.65

Year	Quarter	Market	High	Low
2023	First Quarter	Nasdaq	$19.77	$12.64
	Second Quarter	Nasdaq	13.26	11.30
	Third Quarter	Nasdaq	13.87	11.82
	Fourth Quarter	Nasdaq	14.09	9.34

(1) The prices for the OTC Expert Market represent bid quotations and may not reflect actual transactions.

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

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 11, 2023, we announced that the Board approved a Common Stock purchase program (the “2023 Program”) under which we may repurchase up to $250 million of our Common Stock, with no termination date. The 2023 Program replaced a previous program approved by the Board in 2022, which was almost fully utilized. Our 2023 Program may be accelerated, suspended, delayed or discontinued at any time. No repurchases of Common Stock were made under the 2023 Program in fiscal years 2023 or 2024. We are currently restricted from repurchases of shares of our Common Stock in the public markets.

On March 20, 2023, the Company issued 328,898 shares of its Common Stock in connection with a commercial partner’s warrant exercise. The issuance of shares of our Common Stock upon exercise of outstanding warrants was exempt from registration under the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder as not involving a public offering.

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

Stockholders

According to the records of our transfer agent, as of May 12, 2026, there were 316 holders of record of our Common Stock, including banks, brokers and other nominees who hold shares of our Common Stock on behalf of an indeterminate number of beneficial owners.

Performance Graph

The following graph compares the cumulative 5-year total return to stockholders on our Common Stock relative to the cumulative total returns of the Nasdaq Composite index and the Nasdaq Computer index for the period commencing on December 31, 2020 through December 31, 2025, and assuming an initial investment of $100. Data for the Nasdaq Composite index and the Nasdaq Computer index assumes reinvestment of dividends. The following will not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	2020	2021	2022	2023	2024	2025
Veradigm Inc.	100.00	127.77	122.16	72.65	67.52	31.51
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Computer	100.00	127.00	82.52	135.30	180.76	232.70

Item 6. Reserved

Not applicable.

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

The following is a discussion of the results of operations for 2024 and 2023, and changes in financial condition during 2024 and 2023.

Overview

Veradigm Inc., together with its subsidiaries, is a healthcare technology and analytics company spanning across the three pillars of healthcare: Provider, Payer and Life Science. Our portfolio addresses a range of healthcare industry needs, providing key healthcare stakeholders with software, data, insights and artificial intelligence (“AI”)-enhanced solutions to help improve health outcomes and reduce costs. In particular, our portfolio, offers some of the most comprehensive solutions in our industry today, which helps our customers advance the quality and efficiency of healthcare by providing electronic health records (“EHRs”), financial management, population health management, de-identified data and consumer support solutions. Built on open integrated platforms, our solutions enable users to streamline workflows, leverage functionality from other software vendors and exchange data.

We deliver a unique combination of information technology (“IT”) and point-of-care clinical and financial solutions and services to help healthcare organizations achieve optimal clinical, financial and operational results. Our solutions are utilized in physician practices, hospitals, laboratory centers, radiology centers, urgent care facilities, health IT companies, Medicare accountable care organizations (“ACOs”), EHR vendors, governments, payers, health plans, life science companies, retail pharmacies, pharmacy benefit management companies, pharmaceutical manufacturers, insurance companies, media agencies, third-party data aggregators, academic institutions and ambulatory facilities. We help our customers improve the quality and efficiency of healthcare with solutions that include EHRs, practice management systems and patient communication platforms, analytics, patient access and population health management. We derive our revenue primarily from sales of our proprietary software, support and maintenance services and managed services, such as private cloud hosting and revenue cycle management.

Our Provider Business. Our Provider business addresses key challenges clinicians face by delivering solutions that improve efficiency, help them demonstrate delivery of high-quality care at lower costs and enable patient-centered data exchange. The Provider business consists of two EHRs, practice management and revenue cycle management, which are enterprise resource planning solutions that streamline and enhance providers’ clinical and financial workflows.

Our Payer Business. Our Payer business addresses the core aspects of value-based care with a comprehensive solution that enables payers and providers to deliver improved patient outcomes at a lower cost. Our Payer business delivers four key solutions that support the end‑to‑end risk adjustment and quality needs of health plans, spanning analytics, clinical data exchange, provider engagement, and regulatory submissions:

•
Enabling clinical data exchange;
•
Providing payer analytics to support risk adjustment and quality performance;
•
Facilitating clean and accurate submissions to regulatory agencies; and
•
Supporting member/patient care gap closure at the point of care.

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

Trends in Our Business

Aging population and chronic disease burden. Independent physician practices face growing clinical and financial pressure from an aging patient population with a rising burden of chronic disease. The prevalence of multiple chronic conditions per patient is increasing, driving higher utilization of primary and specialty care, greater documentation complexity and expanded demand for coordinated, data-driven care management. Independent practices are absorbing this volume while also managing rising administrative costs, staffing constraints, claims denials and payment variability under both fee-for-service and value-based reimbursement models.

We believe these demographic realities create durable demand for the clinical and revenue cycle solutions we provide to independent physician practices. Our solutions are designed to help practices manage chronic disease complexity more efficiently, reduce documentation burden, improve cash flow visibility and support care gap closure across payer and provider workflows. Our data assets and network connectivity also give payers and life sciences organizations access to real-world data on ambulatory patient populations, including those with chronic conditions, which we believe positions us to serve as an essential infrastructure layer as demographic pressures continue to reshape how independent practices manage and finance care.

Opportunities and challenges from the evolving regulatory landscape. Laws to reform the United States healthcare system contain various provisions that may impact us and our customers. Some laws and regulations may have a positive impact by requiring the expanded use of EHRs, quality measurement, prescription drug monitoring and analytics tools to participate in certain federal, state or private sector programs. Others, such as laws and regulations mandating reductions in reimbursement for certain types of providers, restrictions on “surprise billing” for certain services and by certain provider types or increasing regulatory oversight of our products or our business practices, may have a negative impact by reducing the resources available to purchase our products. We expect legislative oversight of EHRs and health information technology as well as related privacy protections to continue to impact both our customers and our business. We believe we are particularly well-positioned to help our customers demonstrate the delivery of high-quality care at lower costs and to embrace expectations of efficient, patient-centered information exchange.

Legislation and other government-driven initiatives (including at the state level) have affected and will continue to affect healthcare IT adoption and expansion. For example, the Department of Health and Human Services (“DHHS”) Office of the Inspector General issued a final rule establishing enforcement policies related to civil monetary penalties for violations under the Information Blocking provisions of the 21st Century Cures Act, and on June 24, 2024, the DHHS issued a rule outlining disincentives for providers who may be engaged in data blocking behaviors. These rules have had a significant effect on our business processes and how our customers must exchange patient information. We and our customers will continue making adjustments to business practices associated with information exchange and provision of “Electronic Health Information” (as defined in the Health and Human Services Office of the National Coordinator for Health Information Technology regulation), as necessary.

Separately, we believe the Medicare Access and CHIP Reauthorization Act (“MACRA”), coupled with other pay for value programs, continue to drive interest in our products among (1) providers who were not eligible for or chose not to participate in the Health Information Technology for Economic and Clinical Health Act incentive program but now need EHRs and other healthcare IT solutions and (2) those looking to move to more robust systems to comply with increasingly complex MACRA requirements. Additional regulations continue to be released, clarifying requirements related to reporting and quality measures, which will require physician populations and healthcare organizations to make strategic decisions about the purchase of analytic software or other solutions important to comply with new laws and associated regulations.

AI-related trends. We continue to see increased opportunities stemming from the large stores of patient data accumulated from our industry-leading customer base and partnerships with other EHR companies. The rapid advancement of AI is reshaping how healthcare data is analyzed and applied across the care continuum. We believe our data assets and the healthcare AI platform acquired through our 2024 acquisition of Cascade Bio, Inc., which does business as ScienceIO (“ScienceIO”), position us to benefit from this trend. We believe continued investment in AI across our Provider, Payer and Life Science businesses will enable us to develop more highly differentiated products, support higher quality, lower cost care for patients and position us as a higher-margin technology and data products company over time.

Cybersecurity incidents. As cybersecurity incidents occur in the industry, even tangential incidents affecting our third-party business partners and vendors can affect our business and our customers. For example, the Change Healthcare cybersecurity incident in the first quarter of 2024 disrupted our customers’ ability to use Change Healthcare’s network connections and resulted in delay and downtime for our customers. Similarly, backup data of a small number of our customers implicated by the unauthorized access to an isolated storage account affected a small number of our customers, even though the incident did not affect our primary network, or customer systems actively used by healthcare providers, or our daily operations.

Planned investments in foundational and growth initiatives. We are reinvesting in key initiatives to position the Company for future growth and margin expansion. We remain focused on updating and streamlining our sales operations and information systems to support our growth initiatives. In addition, we have incurred and will continue to incur additional costs to achieve compliance with evolving regulatory standards and to implement remediation efforts arising from the Company’s review of certain accounting and internal control deficiencies.

We plan to continue to prioritize remediating the identified material weaknesses and other deficiencies in our internal control over financial reporting, becoming current with our SEC reporting obligations, executing against our “reset, recover, reignite” strategy and relisting our common stock, par value $0.01 per share (“Common Stock”), on a national securities exchange.

Macroeconomic conditions. The impact of inflation and the continuation of high interest rates may affect the financial performance of the customers we serve and influence customer demand.

Operational plan and cost reduction activities. The Company, with the review of an independent strategic advisory firm, conducted a thorough operational assessment and developed a comprehensive plan to streamline customer-facing processes, improve our go-to-market approach and capture operational cost efficiencies, and we are implementing this plan. Through the date of the filing of this Form 10-K, the Company has made operational enhancements that have allowed us to rationalize our cost structure in a manner designed to support profitable growth.

Key Developments

In 2023, the Company experienced significant changes in its organizational structure following the divestiture of its former Hospital and Large Physician Practices (“HLPP”) business in 2022. The sale of the HLPP business represented a strategic shift that had a major effect on our operations and financial results. As a result, the financial results of the HLPP business were reported as a discontinued operation in our financial statements for the year ended December 31, 2022. Our business model now focuses on serving customers in these three pillars of healthcare: Provider, Payer and Life Science.

Effective January 2023, management revised the Company’s reportable business segments to align with changes in its organizational structure. As a result of this realignment, the Company now operates and reports its financial results under three reportable segments: Provider, Payer and Life Science. Previously, the Company reported its results as two segments: Legacy Veradigm and Unallocated Amounts. The change in segment structure was driven by the sale of the HLPP business, realignment of product solutions and a change in how the chief operating decision maker reviews financial performance and allocates resources. This realignment reflects how management now evaluates performance and manages operations. The prior period segment information has been recast to conform to the current presentation to ensure comparability.

In 2024, the Company completed the acquisitions of Koha Health (“Koha”) and ScienceIO. Koha is in the business of providing end-to-end revenue cycle management solutions to medical practices, focusing on Musculoskeletal Medicine (MSK) specialty. The purpose of this acquisition was to increase our business in the musculoskeletal health sector. ScienceIO positions the Company to leverage ScienceIO’s healthcare AI platform on our large-scale, high-quality data set. Veradigm believes that this will enable the Company to develop more highly differentiated and advanced products for our Provider, Payer and Life Science customers, ultimately resulting in higher quality, lower cost care for patients, while positioning the Company as a higher-margin technology and data products business.

Refer to Item 1, “Business Overview” for additional discussion of recent developments.

Results of Operations - Background

Revenue. We derive revenue primarily from Provider, Payer, and Life Science solutions. Provider revenue consists of revenue derived from software applications for patient engagement and the sale of EHR software to single-specialty and small and mid-sized physician practices, including related clinical, financial, administrative and operational solutions and services. Payer revenue primarily consists of sales of our integrated data systems solutions and related services to key healthcare stakeholders, including health plans and pharmaceutical companies, to help them improve the quality, efficiency and value of healthcare delivery. Life Science revenue consists of revenue derived from the sale of data services, consulting solutions, and digital health media.

Cost of revenue. Cost of revenue consists primarily of salaries, incentive compensation and benefits for our billable professionals, third-party software costs, third-party transaction processing and consultant costs, amortization of acquired developed technology and capitalized software development costs, depreciation and other direct engagement costs.

Selling, general and administrative expenses. Selling, general, and administrative expenses consist primarily of salaries, incentive compensation and benefits for management and administrative personnel, sales commissions and marketing expenses, provision for credit losses, facilities costs, depreciation and amortization, and other general operating expenses. The provision for credit losses represents our estimated expected credit losses on accounts receivable and contract assets and is impacted by changes in composition, credit quality, and macroeconomic conditions.

Research and development. Research and development expenses consist primarily of salaries, incentive compensation and benefits for our solutions development personnel, third‑party contractor costs and other costs directly or indirectly related to development of new products and upgrading and enhancing existing products.

Impairment of goodwill and other assets. Impairment losses are recognized when the carrying value of goodwill and other long-term assets exceeds its fair value.

Amortization of intangibles. Amortization of intangibles consists of amortization of customer relationships, trade names, and other intangibles acquired through business combinations recorded under the purchase method of accounting.

Non-operating income (expense), net. Non-operating income (expense), net represents activities outside of our core operations including gain or loss on debt extinguishment, interest expense on debt, interest income earned on cash balances and investments, insurance settlement proceeds, impairment of investments, and other gains or losses from non-operational transactions and services. The Company has a transition services agreement with Altera whereby the Company performs specified services which are classified as non-operating income or expense.

Income tax benefit (provision). The income tax benefit (provision) is the total amount of current and deferred income tax expense or benefit recognized for the period, including the impact of establishing a valuation allowance on our deferred tax assets when deferred tax assets are more likely than not unrealizable.

Equity in net loss of unconsolidated subsidiaries, net of tax. The Company applies the equity method of accounting for investments where it has the ability to exercise significant influence over the investee. Under the equity method of accounting, we recognize our proportionate share of the investee’s earnings (losses) on a one quarter lag. Impairments and the income tax provision associated with these investments are also presented here.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of income taxes during the year ended December 31, 2022 included activity associated with the HLPP business. On May 2, 2022, we completed the sale of the HLPP business to Altera, a wholly-owned subsidiary of Constellation Software Inc., pursuant to a purchase agreement (the “Altera Purchase Agreement”), pursuant to which Altera purchased substantially all of the assets of the HLPP business. The HLPP business sale represented a strategic shift that had a major effect on our operations and financial results.

Significant suppliers. A significant portion of our annual operating expenses is incurred through third-party vendor relationships. Approximately 24% and 27% of our third-party expenditures in 2024 and 2023, respectively, related to cloud infrastructure and services that support our software as a service (“SaaS”) and hosted application offerings, which are essential to maintaining platform reliability, scalability, and security. We regularly evaluate vendor performance and pricing, to help ensure strategic alignment, cost efficiency and operational resilience. While we are not dependent on any single vendor, a disruption from one or more of our key providers could adversely impact our operations.

Overview of Full-Year Consolidated Results

				2024	2023
	Year Ended December 31,			Change	Change
(In thousands, except percentages)	2024	2023	2022	from 2023	from 2022
Revenue	$594,410	$625,984	$588,017	$(31,574)	$37,967
Cost of revenue	292,165	284,477	279,597	7,688	4,880
Gross profit	302,245	341,507	308,420	(39,262)	33,087
Gross profit %	50.8%	54.6%	52.5%
Selling, general and administrative expenses	269,406	200,927	169,201	68,479	31,726
Research and development	108,255	96,993	97,889	11,262	(896)
Impairment of goodwill and other assets	108,218	179	7,549	108,039	(7,370)
Amortization of intangibles	11,027	8,739	60,884	2,288	(52,145)
Income (loss) from operations	(194,661)	34,669	(27,103)	(229,330)	61,772
Non-operating income (expense), net	(20,251)	25,489	(35,605)	(45,740)	61,094
Income (loss) from continuing operations before income taxes	(214,912)	60,158	(62,708)	(275,070)	122,866
Income tax benefit (provision)	(69,492)	(10,681)	43,807	(58,811)	(54,488)
Income (loss) from consolidated continuing operations, net of tax	(284,404)	49,477	(18,901)	(333,881)	68,378
Equity in net loss of unconsolidated subsidiaries, net of tax	(7,175)	(300)	(1,143)	(6,875)	843
Income (loss) from continuing operations, net of income taxes	(291,579)	49,177	(20,044)	(340,756)	69,221
Effective tax rate	32.3%	17.8%	69.9%
Loss from discontinued operations, net of income taxes	—	—	(66,418)	—	66,418
Net income (loss)	$(291,579)	$49,177	$(86,462)	$(340,756)	$135,639

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenue. Total revenue decreased $31.6 million for the year ended December 31, 2024, compared to the prior year, with decreases of $19.0 million in Provider, $5.0 million in Payer and $7.6 million in the Life Science segments. The decrease in Provider revenue was primarily due to an isolated customer settlement of $18.6 million in 2023. See Segment Operations for additional information.

Gross profit. Gross profit decreased $39.3 million for the year ended December 31, 2024, compared to the prior year, primarily due to a decrease in revenue and an increase in hosting costs. See Segment Operations for additional information.

Selling general and administrative expenses. Selling, general and administrative expenses increased $68.5 million for the year ended December 31, 2024, compared to the prior year, primarily due to an increase in consulting and audit services of $37.4 million, compensation expense of $26.1 million and legal costs of $4.8 million. The increase in compensation expense was attributable to increased personnel costs, inclusive of acquisition and retention bonuses and stock-based compensation expense. The increase in stock-based compensation expense was due to the Company not issuing regular annual restricted stock unit (“RSU”) grants in 2023. The increase in consulting and audit services was associated with the preparation, audit and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The increase in legal costs resulted from the internal and external reviews and the independent investigation conducted by the Audit Committee (“Audit Committee Investigation”) prior to the preparation of the 2022 Form 10-K

Research and development. Research and development expenses increased $11.3 million for the year ended December 31, 2024 compared to the prior year, primarily due to higher personnel-related costs driven by increased headcount, compensation and stock-based compensation. These increases were partially offset by lower product-specific consulting expenditures.

Impairment of goodwill and other assets. Impairments increased $108.0 million for the year ended December 31, 2024 compared to the prior year, primarily from a goodwill impairment of $102.3 million resulting from a decline in the market value of our common stock. This decline reduced the estimated fair value of the Company, resulting in an impairment charge to align the carrying value of each of our reporting units with their respective fair values. Refer to “MD&A - Critical Accounting Estimates” and Note 7, “Goodwill” for additional information.

Amortization of intangibles. Amortization expense for the year ended December 31, 2024 increased approximately $2.3 million compared to the prior year, primarily due to the amortization of $2.2 million of developed technology associated with the acquisition of ScienceIO.

Non-operating income (expense), net. Non-operating income (expense), net for the year ended December 31, 2024, was $(20.3) million, which primarily consisted of loss on debt extinguishment of $(17.6) million and loss on non-operational services of $(9.4) million, partially offset by insurance settlement proceeds of $5.0 million. For the year ended December 31, 2023, non-operating income (expense), net was $25.5 million which primarily consisted of $16.2 million of net interest income, $14.3 million of insurance settlement proceeds, partially offset by impairments on investments of $(4.4) million. Interest income (expense), net decreased in 2024 as compared to 2023 as a result of lower cash balances in interest-bearing accounts combined with accretion of a premium payable related to the repurchase of certain of the 0.875% Convertible Senior Notes due 2027 (the “Convertible Notes”).

Income tax benefit (provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate due primarily to valuation allowance, permanent differences, state taxes, tax credits, valuations allowances and discrete items. Our effective tax rate for the year ended December 31, 2024, compared with the prior year, differs primarily due to the recording of a valuation allowance of $100.8 million recorded in the year ended December 31, 2024, compared to the release of $4.0 million valuation allowance recorded in the year ended December 31, 2023. The Company continually evaluates the realization of its U.S. deferred tax assets based on historical trends and current activity. For additional information, refer to Note 18, “Income Taxes” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Equity in loss of unconsolidated subsidiaries, net of tax. Equity in loss of unconsolidated subsidiaries, net of tax increased by $(6.9) million for the year ended December 31, 2024, compared to the prior year primarily due to an impairment on an equity method investment of $5.1 million.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue. Total revenue increased $38.0 million for the year ended December 31, 2023, compared to the prior year and included increases of $26.1 million and $16.1 million in the Provider and Payer segments, respectively, and a decrease of $4.2 million the Life Science segment. The increase in Provider revenue was primarily due to an $18.6 million an isolated customer settlement, while the increase in Payer revenue resulted from higher Critical Data Exchange (“CDX”) revenue. See Segment Operations for additional information.

Gross Profit. Gross profit increased $33.1 million for the year ended December 31, 2023, compared to the prior year, primarily due to a one-time customer settlement of $18.6 million and increased revenue in both the Provider and Payer segments for the year ended December 31, 2022. See Segment Operations for additional information.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $31.7 million for the year ended December 31, 2023, compared to the prior year, primarily due to an increase in consulting and audit services of $38.9 million, an increase in the provision for credit losses of $13.2 million, partially offset by a decrease in stock-based compensation expense of $11.9 million and lower legal expenses of $10.0 million. The increase in consulting and audit services was related to the restatement of the Company’s 2022 financial statements. The increase in the provision for credit losses was driven by a change in estimated loss rates for the year ended December 31, 2023. See “MD&A - Critical Accounting Estimates” for additional information. The decrease in stock-based compensation expense was due to not issuing equity-based grants in 2023 in contrast to 2022 when grants were issued. The decrease in legal costs was due to the resolution of certain legal matters in 2023.

Research and development. Research and development expenses for the year ended December 31, 2023, were comparable to the prior year.

Impairment of goodwill and other assets. Impairments decreased by $7.4 million for the year ended December 31, 2023, compared to the prior year. For the year ended December 31, 2022, impairments of $7.5 million were recognized on right-of-use assets, a customer relationship intangibles and capitalized software, while impairments were immaterial in the prior year.

Amortization of intangibles. The $52.1 million decrease in amortization expense for the year ended December 31, 2023, compared to the prior year was primarily due to accelerated amortization expense recognized in 2022 on the Allscripts tradename, which was retired on January 1, 2023.

Non-operating income (expense), net. For the year ended December 31, 2023, non-operating income (expense), net was $25.5 million which primarily consisted of $16.2 million of net interest income and $14.3 million of insurance settlement proceeds, partially offset by impairment on investments of $(4.4) million. Net interest income increased by $15.4 million in 2023 as compared to the prior year primarily as a result of invested proceeds from the sale of the HLPP business in 2022. For the year ended December 31, 2022, non-operating income (expense), net was $(35.6) million and primarily consisted of loss on settlements of $(16.7) million, loss on non-operational services of $(16.3) million and impairment of investments of $(7.6) million partially offset by gains on liquidation of investments of $4.4 million.

Income tax benefit (provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to valuation allowance, permanent differences, state taxes, tax credits and certain discrete items. Our effective tax rate for the year ended December 31, 2023, compared with the prior year, differs primarily due to the release of valuation allowance of $4.0 million recorded in the year ended December 31, 2023, compared to the release of valuation allowance of $18.5 million recorded in the year ended December 31, 2022. The Company continually evaluates the realization of its U.S. deferred tax assets and based on historical trends and current activity. For additional information, refer to Note 18, “Income Taxes” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Equity in loss of unconsolidated subsidiaries, net of tax. Equity in loss of unconsolidated subsidiaries was $0.8 million lower for the year ended December 31, 2023 compared to the prior year due to lower investee losses.

Loss from discontinued operations, net of income taxes. The loss from discontinued operations, net of income taxes for the year ended December 31, 2022 includes the operating results and the loss on the sale of the HLPP business which was sold in May 2022. Refer to Note 19, “Discontinued Operations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding discontinued operations.

Overview of First Quarter Consolidated Results

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change
Revenue	$146,356	$149,475	$(3,119)
Cost of revenue	71,979	69,744	2,235
Gross profit	74,377	79,731	(5,354)
Gross profit %	50.8%	53.3%
Selling, general and administrative expenses	77,473	47,313	30,160
Research and development	27,962	26,209	1,753
Impairment of goodwill and other assets	102,502	179	102,323
Amortization of intangibles	2,507	2,212	295
Income (loss) from operations	(136,067)	3,818	(139,885)
Non-operating income (expense), net	(9,393)	1,410	(10,803)
Income (loss) from continuing operations before income taxes	(145,460)	5,228	(150,688)
Income tax benefit (provision)	16,987	(3,545)	20,532
Income (loss) from consolidated continuing operations, net of tax	(128,473)	1,683	(130,156)
Effective tax rate	11.7%	67.8%
Equity in net loss of unconsolidated subsidiaries, net of tax	(414)	(28)	(386)
Income (loss) from continuing operations, net of tax	(128,887)	1,655	(130,542)
Net income (loss)	$(128,887)	$1,655	$(130,542)

Revenue. Total revenue decreased $3.1 million for the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to a decrease in upfront software and transaction-related revenue. See Segment Operations for additional information.

Gross profit. Gross profit decreased $5.4 million for the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to a decrease in revenue. See Segment Operations for additional information.

Selling general and administrative expenses. Selling, general and administrative expenses increased $30.2 million for the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to a $21.4 million increase in consulting and audit services related to the restatement of the Company’s 2022 financial statements, an increase in employee compensation of $6.4 million and an increase in legal costs of $5.3 million, partially offset by a decrease in the provision for credit losses of $4.7 million. The increase in employee compensation was primarily attributable to a one-time cash bonus granted to certain employees during the three months ended March 31, 2024, which was provided in lieu of equity awards that were not granted during the year ended December 31, 2023. The increase in legal costs was associated with the ScienceIO acquisition and the Audit Committee Investigation.

Research and development. Research and development expenses for the three months ended March 31, 2024, were comparable to the prior year comparable period.

Impairment of goodwill and other assets. Impairment increased $102.3 million for the three months ended March 31, 2024, compared to the prior year comparable period, primarily driven by a goodwill impairment loss of $102.3 million resulting from decline in market value of our Common Stock. This decline reduced the estimated fair value of the Company, resulting in an impairment charge to align the carrying value of our reporting unit with its fair value.

Amortization of intangibles. Amortization expense for the three months ended March 31, 2024, was comparable to the prior year comparable period.

Non-operating income (expense), net. Non-operating income (expense), net for the three months ended March 31, 2024, was $(9.4) million, principally consisting of a loss on debt extinguishment of $(15.0) million which was partially offset by insurance settlement proceeds of $5.0 million. Non-operating income (expense), net for the three months ended March 31, 2023, was $1.4 million, primarily resulting from a gain on liquidation of investments of $4.3 million, net interest income of $2.9 million, partially offset by loss on non-operational services of $(5.9) million.

Income tax benefit (provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences in state taxes, tax credits and certain discrete items for the three months ended March 31, 2024 and for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024, compared with the prior year comparable period, differs primarily due to the fact that the permanent items and credits had more impact on the pre-tax loss of $145.5 million in the three months ended March 31, 2024, compared to the impact of these items on a pre-tax income of $5.2 million for the three months ended March 31, 2023.

Equity in net loss of unconsolidated subsidiaries, net of tax. Equity in net losses of unconsolidated subsidiaries, net of tax increased $0.4 million for the three months ended March 31, 2024, due to new investments since the comparable period a year earlier.

Overview of Second Quarter Consolidated Results

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Revenue	$152,821	$173,197	$(20,376)	$299,177	$322,672	$(23,495)
Cost of revenue	72,334	73,843	(1,509)	144,313	143,587	726
Gross profit	80,487	99,354	(18,867)	154,864	179,085	(24,221)
Gross profit %	52.7%	57.4%		51.8%	55.5%
Selling, general and administrative expenses	69,048	39,381	29,667	146,521	86,694	59,827
Research and development	26,927	23,753	3,174	54,889	49,962	4,927
Impairment of goodwill and other assets	5,716	—	5,716	108,218	179	108,039
Amortization of intangibles	2,951	2,202	749	5,458	4,414	1,044
Income (loss) from operations	(24,155)	34,018	(58,173)	(160,222)	37,836	(198,058)
Non-operating income (expense), net	(1,719)	1,181	(2,900)	(11,112)	2,591	(13,703)
Income (loss) from continuing operations before income taxes	(25,874)	35,199	(61,073)	(171,334)	40,427	(211,761)
Income tax benefit (provision)	1,923	(10,137)	12,060	18,910	(13,682)	32,592
Income (loss) from consolidated continuing operations, net of tax	(23,951)	25,062	(49,013)	(152,424)	26,745	(179,169)
Effective tax rate	7.4%	28.8%		11.0%	33.8%
Equity in net loss of unconsolidated subsidiaries, net of tax	(715)	—	(715)	(1,129)	(28)	(1,101)
Income (loss) from continuing operations, net of income taxes	(24,666)	25,062	(49,728)	(153,553)	26,717	(180,270)
Net income (loss)	$(24,666)	$25,062	$(49,728)	$(153,553)	$26,717	$(180,270)

Revenue. Total revenue decreased $20.4 million and $23.5 million for the three and six months ended June 30, 2024, respectively, compared to the prior year comparable periods, primarily due to an $18.6 million isolated customer settlement in the prior periods. See Segment Operations for additional information. For the six months ended June 30, 2024, compared to the prior year comparable period, an incremental decrease of $3.1 million in revenue was due to a decrease in upfront software and transaction-related revenue.

Gross profit. Gross profit decreased $18.9 million and $24.2 million for the three and six months ended June 30, 2024, respectively, compared to the prior year comparable periods, primarily due to a decrease in revenue arising from a $18.6 million customer settlement in the second quarter of 2023. For the six months ended June 30, 2024, compared to the prior year comparable period, an incremental decrease of $3.1 million was due to a decrease in upfront software and transaction-related revenue in 2024. See Segment Operations for additional information.

Selling general and administrative expenses. Selling, general and administrative expenses increased $29.7 million and $59.8 million for the three and six months ended June 30, 2024, respectively, compared to the prior year comparable periods. The three month increase was primarily driven by a $14.1 million increase in consulting and audit services, a $8.0 million increase in personnel costs, a $3.7 million increase in the provision for credit losses and a $3.0 million increase in legal costs. The six month increase was primarily driven by a $35.5 million increase in consulting and audit costs, a $14.4 million increase in personnel and related compensation costs, and an $8.4 million increase in legal costs, partially offset by a lower amortization of software and provision for credit losses. The increase in consulting and audit costs related to the restatement of the Company’s 2022 financial statements.

Research and development. Research and development expenses increased $3.2 million and $4.9 million for the three and six months ended June 30, 2024, respectively, compared to the prior year comparable period, primarily due to increased personnel and related compensation expense, partially offset by lower utilization of consultants.

Impairment of goodwill and other assets. Impairments of other assets increased $5.7 million in the three months ended June 30, 2024 due to the loss of a key customer associated with the Koha acquisition which resulted in an impairment of intangibles of $5.7 million. In the six months ended June 30, 2024, impairments increased $108.0 million driven primarily by a goodwill impairment of $102.3 million, along with the Koha intangible and other asset impairments.

Amortization of intangibles. Amortization expense for the three and six months ended June 30, 2024, increased compared to the prior year comparable periods due to amortization of intangibles associated with the ScienceIO acquisition.

Non-operating income (expense), net. Non-operating income (expense), net was $(1.7) million for the three months ended June 30, 2024, due primarily to a loss on debt extinguishment of $(2.6) million, partially offset by other non-operating gains. Non-operating income (expense), net was $1.2 million for the three months ended June 30, 2023, consisting of net interest income of $3.7 million, partially offset by losses on non-operational services.

Non-operating income (expense), net was $(11.1) million for the six months ended June 30, 2024, principally due a loss on debt extinguishment of $(15.0) million, partially offset by insurance settlement proceeds of $5.0 million. For the six months ended June 30, 2023, non-operating income (expense), net was $2.6 million, principally from net interest income of $6.6 million and distributions on investments of $4.3 million, partially offset by a loss on non-operational services of $(9.2) million.

Income tax benefit (provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences in state taxes, tax credits and certain discrete items for the six months ended June 30, 2024 and for the six months ended June 30, 2023. Our effective tax rate for the six months ended June 30, 2024, compared with the prior year comparable period, differs primarily due to the fact that the permanent items and credits had more impact on the pre-tax loss of $25.9 million and $171.3 million in the three and six months ended June 30, 2024, respectively, compared to the impact of these items on a pre-tax income of $35.2 million and $40.4 million for the three and six months ended June 30, 2023, respectively.

Equity in net loss of unconsolidated subsidiaries, net of tax. Equity in net losses of unconsolidated subsidiaries, net of tax increased for the three and six months ended June 30, 2024, due to new investments since the comparable periods a year earlier.

Overview of Third Quarter Consolidated Results

Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change	2024	2023	Change
Revenue	$145,181	$148,806	$(3,625)	$444,358	$471,478	$(27,120)
Cost of revenue	72,821	70,089	2,732	217,134	213,676	3,458
Gross profit	72,360	78,717	(6,357)	227,224	257,802	(30,578)
Gross profit %	49.8%	52.9%		51.1%	54.7%
Selling, general and administrative expenses	65,662	51,653	14,009	212,183	138,347	73,836
Research and development	26,966	23,620	3,346	81,855	73,582	8,273
Impairment of goodwill and other assets	—	—	—	108,218	179	108,039
Amortization of intangibles	2,784	2,202	582	8,242	6,616	1,626
Income (loss) from operations	(23,052)	1,242	(24,294)	(183,274)	39,078	(222,352)
Non-operating income (expense), net	(3,973)	19,129	(23,102)	(15,085)	21,720	(36,805)
Income (loss) from continuing operations before income taxes	(27,025)	20,371	(47,396)	(198,359)	60,798	(259,157)
Income tax benefit (provision)	2,948	(3,732)	6,680	21,858	(17,414)	39,272
Income (loss) from consolidated continuing operations, net of tax	(24,077)	16,639	(40,716)	(176,501)	43,384	(219,885)
Effective tax rate	10.9%	18.3%		11.0%	28.6%
Equity in net loss of unconsolidated subsidiaries, net of tax	(336)	(169)	(167)	(1,465)	(197)	(1,268)
Income (loss) from continuing operations, net of income taxes	(24,413)	16,470	(40,883)	(177,966)	43,187	(221,153)
Net income (loss)	$(24,413)	$16,470	$(40,883)	$(177,966)	$43,187	$(221,153)

Revenue. Total revenue decreased $3.6 million and $27.1 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year comparable periods. This decrease was primarily due to decreases in subscriptions, customer services and transaction-related revenue. See Segment Operations for additional information.

Gross profit. Gross profit decreased $6.4 million and $30.6 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year comparable periods, primarily due to decreased revenue. The nine-month decrease was largely driven by an $18.6 million customer settlement that occurred in the second quarter of 2023. See Segment Operations for additional information.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $14.0 million and $73.8 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year comparable periods. The three-month increases were primarily due to a $6.9 million increase in personnel and related compensation expenses and an increase of $4.3 million in consulting and audit fees. The increase in personnel costs was primarily due to Koha and ScienceIO employee retention bonuses. The nine-month increase was primarily driven by a $39.8 million increase in consulting and audit costs, a $21.3 million increase in personnel and related compensation costs and a $9.3 million increase in legal costs. The increase in consulting and audit costs resulted from the restatement of the Company’s 2022 financial statements.

Research and development expenses. Research and development expenses increased $3.3 million and $8.3 million during the three and nine months ended September 30, 2024, respectively, compared to the prior year comparable periods, primarily due to increased personnel and related compensation expense.

Impairment of goodwill and other assets. In the nine months ended September 30, 2024, impairments increased $108.0 million driven primarily by a goodwill impairment of $102.3 million, along with the Koha intangible and other asset impairments.

Amortization of intangibles. Amortization expense for the three and nine months ended September 30, 2024 increased by $0.6 million and $1.6 million respectively, compared to the prior year comparable periods due to amortization of intangibles associated with the Koha and ScienceIO acquisitions.

Non-operating income (expense), net. Non-operating income (expense), net for the three months ended September 30, 2024, was $(4.0) million, resulting from a loss on debt extinguishment of $(2.6) million and losses on non-operational services.

Non-operating income (expense), net for the prior year comparable period was $19.1 million, primarily consisting of $14.3 million of insurance proceeds and net interest income of $4.2 million.

Non-operating income (expense), net was $(15.1) million for the nine months ended September 30, 2024, principally due to a loss on debt extinguishment of $(17.6) million, partially offset by net interest income of $1.8 million. For the nine months ended September 30, 2023, non-operating income (expense), net was $21.7 million, primarily from $14.3 million of insurance proceeds, net interest income of $10.8 million, and distributions on investments of $5.6 million, partially offset by losses on non-operational services of $(10.1) million.

Income tax benefit (provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, state taxes, tax credits and certain discrete items for the nine months ended September 30, 2024 and for the nine months ended September 30, 2023. Our effective tax rate for the three and nine months ended September 30, 2024, compared with the prior year comparable periods, differs primarily due to the fact that the permanent items and credits had more impact on the pre-tax loss of $27.0 million and $198.4 million in the three and nine months ended September 30, 2024, respectively, compared to the impact of these items on a pre-tax income of $20.4 million and $60.8 million for the three and nine months ended September 30, 2023, respectively.

Equity in net loss of unconsolidated subsidiaries, net of tax. Equity in net losses of unconsolidated subsidiaries increased for the three and nine months ended September 30, 2024, due to new investments since the comparable periods a year earlier.

Overview of First Quarter Consolidated Results

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change
Revenue	$149,475	$136,924	$12,551
Cost of revenue	69,744	68,913	831
Gross profit	79,731	68,011	11,720
Gross profit %	53.3%	49.7%
Selling, general and administrative expenses	47,313	46,679	634
Research and development	26,209	22,729	3,480
Impairment of goodwill and other assets	179	—	179
Amortization of intangibles	2,212	2,171	41
Income (loss) from operations	3,818	(3,568)	7,386
Non-operating income (expense), net	1,410	(1,601)	3,011
Income (loss) from continuing operations before income taxes	5,228	(5,169)	10,397
Income tax benefit (provision)	(3,545)	23,654	(27,199)
Income (loss) from consolidated continuing operations, net of tax	1,683	18,485	(16,802)
Effective tax rate	67.8%	NM
Equity in net loss of unconsolidated subsidiaries, net of tax	(28)	(398)	370
Income from continuing operations, net of income taxes	1,655	18,087	(16,432)
Income from discontinued operations, net of income taxes	—	5,481	(5,481)
Net income	$1,655	$23,568	$(21,913)

Revenue. Total revenue increased $12.6 million for the three months ended March 31, 2023, compared to the prior year comparable period due to revenue increases across all three segments. See Segment Operations for additional information.

Gross profit. Gross profit increased $11.7 million for the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to an increase in revenue. See Segment Operations for additional information.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2023, was relatively comparable to the same period in the prior year. The increase in provision for credit losses of $7.3 million and was mostly offset by lower legal costs of $6.7 million. The increase in the provision for credit losses was driven by a change in estimated loss rates for the year ended December 31, 2023. See “MD&A - Critical Accounting Estimates” for additional information.

.

Research and development expenses. Research and development expenses increased $3.5 million for the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to severance expense of $1.8 million as a result of staff reductions and a decrease in capitalization of developed software of $1.7 million.

Impairment of goodwill and other assets. No significant impairments were recorded in the three months ended March 31, 2023 or the prior period.

Amortization of intangibles. Amortization expense for the three months ended March 31, 2023, was comparable to the prior year comparable period.

Non-operating income (expense), net. Non-operating income (expense), net for the three months ended March 31, 2023, was $1.4 million, primarily resulting from gains on liquidation of investments of $4.3 million and net interest income of $2.9 million and partially offset by a loss on non-operational services of $(5.9) million. Non-operating income (expense), net for the three months ended March 31, 2022, was $(1.6) million, resulting from net interest expense.

Income tax benefit (provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, state taxes, tax credits and certain discrete items for the three months ended March 31, 2023, and for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023, compared with the prior year comparable period, differs primarily due to the release of a valuation allowance of $18.5 million in the three months ended March 31, 2022. In addition, the permanent items and credits had less impact on the pre-tax income of $5.2 million in the three months ended March 31, 2023, compared to the impact of these items on a pre-tax loss of $5.2 million for the three months ended March 31, 2022.

Income (loss) from discontinued operations, net of income taxes. In March 2022, we entered into an agreement to sell substantially all of the assets and liabilities of the HLPP business. We classified the income of the HLPP business of $5.5 million for the three months ended March 31, 2022, as discontinued operations.

Overview of Second Quarter Consolidated Results

Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Revenue	$173,197	$148,483	$24,714	$322,672	$285,407	$37,265
Cost of revenue	73,843	71,895	1,948	143,587	140,808	2,779
Gross profit	99,354	76,588	22,766	179,085	144,599	34,486
Gross profit %	57.4%	51.6%		55.5%	50.7%
Selling, general and administrative expenses	39,381	42,726	(3,345)	86,694	89,405	(2,711)
Research and development	23,753	23,141	612	49,962	45,870	4,092
Impairment of goodwill and other assets	—	—	—	179	—	179
Amortization of intangibles	2,202	15,241	(13,039)	4,414	17,412	(12,998)
Income (loss) from operations	34,018	(4,520)	38,538	37,836	(8,088)	45,924
Non-operating income (expense), net	1,181	(31,527)	32,708	2,591	(33,128)	35,719
Income (loss) from continuing operations before income taxes	35,199	(36,047)	71,246	40,427	(41,216)	81,643
Income tax benefit (provision)	(10,137)	28,025	(38,162)	(13,682)	51,679	(65,361)
Income (loss) from consolidated continuing operations, net of tax	25,062	(8,022)	33,084	26,745	10,463	16,282
Effective tax rate	28.8%	77.7%		33.8%	125.4%
Equity in net loss of unconsolidated subsidiaries, net of tax	—	(283)	283	(28)	(681)	653
Income (loss) from continuing operations, net of income taxes	25,062	(8,305)	33,367	26,717	9,782	16,935
Income (loss) from discontinued operations, net of income taxes	—	(74,702)	74,702	—	(69,221)	69,221
Net income (loss)	$25,062	$(83,007)	$108,069	$26,717	$(59,439)	$86,156

Revenue. Total revenue increased by $24.7 million and $37.3 million for the three and six months ended June 30, 2023, respectively, compared to the prior year comparable periods primarily driven by an isolated customer settlement of $18.6 million recognized during the second quarter of 2023. See Segment Operations for additional information.

Gross profit. Gross profit increased $22.8 million and $34.5 million for the three and six months ended June 30, 2023, respectively, compared to the prior year comparable periods, primarily due to increased revenue in 2023 from an isolated customer settlement. See Segment Operations for additional information.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.3 million and $2.7 million, respectively, for the three and six months ended June 30, 2023, compared to the corresponding periods in the prior year. For the three month period, personnel expense decreased $6.7 million primarily attributable to lower stock-based compensation expense resulting from the absence of regular annual RSU grants in 2023, and the provision for credit losses decreased $1.6 million driven by specific one-time recoveries from a customer. These decreases were partially offset by an increase of $7.4 million in consulting and audit fees. For the six month period, legal costs decreased by $7.7 million and stock based compensation decreased by $6.9 million, partially offset by increased consulting and audit fees of $10.9 million.

Research and development. Research and development expenses increased $0.6 million and $4.1 million, respectively, for the three and six months ended June 30, 2023, compared to the prior year comparable periods. The $4.1 million increase for the six months ended June 30, 2023, was primarily due to severance as a result of staff reductions and a decrease in capitalization of developed software.

Impairment of goodwill and other assets. No significant impairments were recorded in the three or six months ended June 30, 2023, or the prior periods.

Amortization of intangibles. Amortization decreased $13.0 million for both the three months and six months ended June 30, 2023, compared to the prior year comparable periods, due to amortization of the Allscripts trade name in 2022 resulting from the change from an indefinite-lived intangible asset to a definite-lived intangible asset. We fully amortized the Allscripts trade name through the end of 2022 as the Company changed its name to Veradigm effective January 1, 2023.

Non-operating income (expense), net. Non-operating income (expense), net was $1.2 million for the three months ended June 30, 2023, consisting of net interest income of $3.7 million, partially offset by losses on non-operational services. Non-operating income (expense), net for the three months ended June 30, 2022, was $(31.5) million, consisting of a $(14.4) million settlement accrual, a $(9.8) million loss on non-operational services and $(7.6) million of impairments on investments.

For the six months ended June 30, 2023, non-operating income (expense), net was $2.6 million, principally from net interest income of $6.6 million and distributions on investments of $4.3 million, partially offset by loss on non-operational services of $(9.2) million. For the six months ended June 30, 2022, non-operating income (expense), net was ($33.1) million, consisting of a $(14.4) million customer settlement accrual, a $(9.2) million loss on non-operational services, and $(7.6) million of impairments on investments.

Income tax benefit (provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences in state taxes, tax credits and certain discrete items for the six months ended June 30, 2023, and for the six months ended June 30, 2022. Our effective tax rate for the three and six months ended June 30, 2023, compared with the prior year comparable period, differs primarily due to the release of a valuation allowance of $18.5 million in the six months ended June 30, 2022. In addition, the permanent items and credits had less impact on the pre-tax income of $35.2 million and $40.4 million in the three and six months ended June 30, 2023, respectively, compared to the impact of these items on a pre-tax loss of $36.0 million and $41.2 million for the three and six months ended June 30, 2022, respectively.

Equity in net loss of unconsolidated subsidiaries, net of tax. Equity in net losses of unconsolidated subsidiaries decreased for the three and six months ended June 30, 2023, compared to the prior comparable period due to lower losses at investees.

Income (loss) from discontinued operations, net of income taxes. In May 2022, we completed the sale of substantially all of the assets and liabilities of the HLPP business. We classified the loss, including the loss on the sale, of the HLPP business of $74.7 million and $69.2 million for the three and six months ended June 30, 2022, respectively, as discontinued operations.

Overview of Third Quarter Consolidated Results

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change	2023	2022	Change
Revenue	$148,806	$146,398	$2,408	$471,478	$431,805	$39,673
Cost of revenue	70,089	69,428	661	213,676	210,236	3,440
Gross profit	78,717	76,970	1,747	257,802	221,569	36,233
Gross profit %	52.9%	52.6%		54.7%	51.3%
Selling, general and administrative expenses	51,653	39,749	11,904	138,347	129,154	9,193
Research and development	23,620	25,038	(1,418)	73,582	70,908	2,674
Impairment of goodwill and other assets	—	—	—	179	—	179
Amortization of intangibles	2,202	21,736	(19,534)	6,616	39,148	(32,532)
Income (loss) from operations	1,242	(9,553)	10,795	39,078	(17,641)	56,719
Non-operating income (expense), net	19,129	(2,856)	21,985	21,720	(35,984)	57,704
Income (loss) from continuing operations before income taxes	20,371	(12,409)	32,780	60,798	(53,625)	114,423
Income tax benefit (provision)	(3,732)	10,080	(13,812)	(17,414)	61,759	(79,173)
Income (loss) from consolidated continuing operations, net of tax	16,639	(2,329)	18,968	43,384	8,134	35,250
Effective tax rate	18.3%	81.2%		28.6%	115.2%
Equity in net loss of unconsolidated subsidiaries, net of tax	(169)	(617)	448	(197)	(1,298)	1,101
Income (loss) from continuing operations, net of income taxes	16,470	(2,946)	19,416	43,187	6,836	36,351
Income (loss) from discontinued operations, net of income taxes	—	2,478	(2,478)	—	(66,743)	66,743
Net income (loss)	$16,470	$(468)	$16,938	$43,187	$(59,907)	$103,094

Revenue. Total revenue increased $2.4 million and $39.7 million for the three and nine months ended September 30, 2023, respectively, compared to the prior year comparable periods, primarily reflecting revenue growth across multiple product lines. The increase for the nine-month period also reflects an isolated customer settlement of $18.6 million. See Segment Operations for additional information.

Gross profit. Gross profit increased $1.7 million and $36.2 million for the three and nine months ended September 30, 2023, respectively, compared to the prior year comparable periods, primarily due to increases in revenue. See Segment Operations for additional information.

Selling, general, and administrative expenses. Selling, general and administrative expenses increased $11.9 million and $9.2 million for the three and nine months ended September 30, 2023, respectively compared to the corresponding periods in the prior year. The three month increase was primarily attributable to an increase of approximately $14.1 million in consulting and audit fees. This increase was partially offset by a decrease in stock based compensation of $1.5 million, driven by no regular annual RSU grants in 2023. For the nine month period ended September 30, 2023, consulting and audit fees increased by $24.9 million and the provision for credit losses increased $6.1 million, partially offset by lower stock-based compensation of $8.3 million, lower legal costs of $7.8 million and lower software costs of $2.4 million.

Research and development expenses. Research and development expenses decreased $1.4 million and increased $2.7 million, respectively, during the three and nine months ended September 30, 2023, compared to the prior year comparable periods. The increase for the nine month period was primarily due to severance as a result of staff reductions and a decrease in capitalization of developed software.

Impairment of goodwill and other assets. No significant impairments were recorded in the three or six months ended September 30, 2023, or the comparable prior periods.

Amortization of intangibles. Amortization decreased $19.5 million and $32.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the prior year comparable periods. Amortization was higher in 2022 due to amortization of the Allscripts trade name in 2022 resulting from the change from an indefinite-lived intangible asset to a definite-lived intangible asset. We fully amortized the Allscripts trade name through the end of 2022 as the Company changed its name to Veradigm effective January 1, 2023.

Non-operating income (expense), net. For the three months ended September 30, 2023, non-operating income (expense), net was $19.1 million, primarily consisting of $14.3 million of insurance proceeds and net interest income of $4.2 million. For the three months ended September 30, 2022, non-operating income (expense), net was $(2.9) million due to loss on non-operational services and settlements.

For the nine months ended September 30, 2023, non-operating income (expense), net was $21.7 million, primarily from $14.3 million of insurance proceeds, net interest income of $10.8 million, and distributions on investments of $5.6 million, partially offset by losses on non-operational services of $(10.1) million. For the nine months ended September 30, 2022, non-operating income (expense), net of $(36.0) million consisting of loss on settlements of $(15.8) million, loss on non-operational services of $(11.6) million, and impairments of investments of $(7.6) million.

Income tax benefit (provision). Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to permanent differences, state taxes, tax credits and certain discrete items for the nine months ended September 30, 2023, and for the nine months ended September 30, 2022. Our effective tax rate for the three and nine months ended September 30, 2023, compared with the prior year comparable period, differs primarily due to the release of a valuation allowance of $18.5 million in the nine months ended September 30, 2022. In addition, the permanent items and credits had more impact on the pre-tax income of $20.4 million in the three months ended September 30, 2023, compared to the impact of these items on the pre-tax loss of $12.4 million in the three months ended September 30, 2022. The permanent items and credits had less impact on the pre-tax income of $60.8 million for the nine months ended September 30, 2023, compared to the impact of these items on the pre-tax loss of $53.6 million for the nine months ended September 30, 2022.

Equity in net loss of unconsolidated subsidiaries, net of tax. Equity in net losses of unconsolidated subsidiaries decreased for the three and nine months ended September 30, 2023, respectively, compared to the prior comparable periods due to lower losses at investees.

Income (loss) from discontinued operations, net of income taxes. In May 2022, we completed the sale of substantially all of the assets and liabilities of the HLPP business. We classified the income (loss), including the loss on the sale, of the HLPP business of $2.5 million and $(66.7) million for the three and nine months ended September 30, 2022, respectively, as discontinued operations.

Segment Operations

On January 1, 2023, we reassessed our operating segments as a result of organizational changes, and we changed our reportable business segments to Provider, Payer and Life Science. We previously reported two operating segments: (i) Legacy Veradigm (formerly known as Veradigm) and (ii) Unallocated Amounts. The segment disclosures below for the year ended December 31, 2022, have been recast to conform to the current period presentation. Refer to Note 15, “Business Segments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further discussion on the impact of the change.

Consistent with how our Chief Operating Decision Maker (“CODM”) assesses performance, we evaluate segment results based on revenue and gross profit, rather than operating income. Management believes gross profit is the most meaningful measure of segment performance because (i) it reflects each segment’s direct economic contribution, (ii) it isolates the effects of pricing, product mix and direct supply chain costs, and (iii) it excludes corporate-level expenses that are not allocated to the segments, such as shared technology, corporate administration, and other unallocated costs. These unallocated costs are reviewed on a consolidated basis and are not used by the CODM in assessing the operating results of individual segments.

Accordingly, the segment disclosures that follow discuss revenues and gross profit for each segment. Items such as depreciation and amortization, share-based compensation, corporate overhead and strategic investment spending are presented at the consolidated level and are not included in segment measures.

Overview of Full-Year Segment Results

				2024	2023
	Year Ended December 31,			Change	Change
(In thousands)	2024	2023	2022	from 2023	from 2022
Revenue:
Provider	$473,065	$492,091	$465,927	$(19,026)	$26,164
Payer	67,307	72,279	56,211	(4,972)	16,068
Life Science	54,038	61,614	65,879	(7,576)	(4,265)
Total revenue	$594,410	$625,984	$588,017	$(31,574)	$37,967
Gross Profit:
Provider	$242,010	$269,488	$233,169	$(27,478)	$36,319
Payer	33,380	38,565	28,605	(5,185)	9,960
Life Science	26,855	33,454	46,646	(6,599)	(13,192)
Total gross profit	$302,245	$341,507	$308,420	$(39,262)	$33,087

Provider

Provider revenue consists of revenue derived from software applications for patient engagement and the sale of EHR software to single-specialty and physician practices of all sizes, including related clinical, financial, administrative and operational solutions and services.

				2024	2023
	Year Ended December 31,			Change	Change
(In thousands)	2024	2023	2022	from 2023	from 2022
Revenue	$473,065	$492,091	$465,927	$(19,026)	$26,164
Gross profit	242,010	269,488	233,169	(27,478)	36,319
Gross margin %	51.2%	54.8%	50.0%

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Provider revenue decreased for the year ended December 31, 2024, compared to the prior year, primarily reflecting the impact of an isolated customer settlement of $18.6 million in 2023.

Gross profit decreased for the year ended December 31, 2024, compared to the prior year, primarily due to an isolated customer settlement of $18.6 million in 2023, a $10 million increase in hosting costs and a shift in our revenue mix to lower margin products.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Provider revenue increased for the year ended December 31, 2023, compared to the prior year, primarily due a one-time customer settlement of $18.6 million in 2023.

Gross profit increased for the year ended December 31, 2023, compared to the prior year, primarily due to recognizing an isolated customer settlement of $18.6 million in 2023, an increase in base revenue while maintaining hosting costs year over year and decreasing support costs.

Payer

Payer revenue is primarily derived from contracts with payers for advanced analytics and data-driven solutions, including risk adjustment, quality measurement, and clinical data exchange services. These offerings help health plans improve care quality, close gaps, meet regulatory requirements, and succeed in value-based care models.

				2024	2023
	Year Ended December 31,			Change	Change
(In thousands)	2024	2023	2022	from 2023	from 2022
Revenue	$67,307	$72,279	$56,211	$(4,972)	$16,068
Gross profit	33,380	38,565	28,605	(5,185)	9,960
Gross margin %	49.6%	53.4%	50.9%

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenue decreased for the year ended December 31, 2024, compared to the prior year, primarily due to $4 million less CDX revenue driven by reduced customer activity compared to the prior year.

Gross profit decreased for the year ended December 31, 2024, compared to the prior year, primarily due to $4 million less CDX revenue, as hosting and support costs remained relatively flat year over year given their largely fixed-cost nature, while the variable cost components decreased in line with lower CDX revenue.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022,

Revenue increased for the year ended December 31, 2023, compared to the prior year, primarily due to an increase of CDX revenue of $15 million, as several large customers began utilizing this product in 2023.

Gross profit increased for the year ended December 31, 2023, compared to the prior year, primarily driven by a $15 million year-over-year increase in CDX revenue. The incremental margins associated with CDX revenue exceeded the segment’s overall gross margin, further contributing to the improvement in segment gross profit.

Life Science

Life Science revenue is primarily derived from contracts with pharmaceutical companies for three offerings: real-world data (“RWD”), which provides access to comprehensive clinical and claims datasets; real-world evidence (“RWE”), which transforms that data into actionable insights for regulatory and commercial decisions; and targeted digital advertising solutions delivered within provider workflows to optimize brand engagement.

				2024	2023
	Year Ended December 31,			Change	Change
(In thousands)	2024	2023	2022	from 2023	from 2022
Revenue	$54,038	$61,614	$65,879	$(7,576)	$(4,265)
Gross profit	26,855	33,454	46,646	(6,599)	(13,192)
Gross margin %	49.7%	54.3%	70.8%

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenue decreased for the year ended December 31, 2024, compared to the prior year, primarily due to continued declines in RWD and Marketing revenue, partially offset by growth in RWE offerings. In 2023, a large data deal resulted in approximately $4 million of upfront revenue.

Gross profit decreased for the year ended December 31, 2024, compared to the prior year, primarily due to the absence of the large data deal recognized in 2023 and the transition of the RWE services team from a sales support function to cost of revenue in 2024 as the RWE team and product offerings were built out.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue decreased for the year ended December 31, 2023, compared to the prior year, primarily due to a large deal in 2022 that resulted in approximately $8.2 million of upfront revenue. This decrease was partially offset by growth in revenue from RWE offerings.

Gross profit decreased for the year ended December 31, 2023, compared to the prior year, primarily due to the absence of a large data deal recognized in 2022 and the transition of the RWE services team from a sales-support function to cost of revenue in 2023 as the RWE team and product offerings were built out.

Overview of First Quarter 2024 Segment Results

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenue:
Provider	$116,180	$117,699	$(1,519)
Payer	18,364	18,693	(329)
Life Science	11,812	13,083	(1,271)
Total revenue	$146,356	$149,475	$(3,119)

Gross Profit:
Provider	$60,127	$62,202	$(2,075)
Payer	9,777	10,925	(1,148)
Life Science	4,473	6,604	(2,131)
Total gross profit	$74,377	$79,731	$(5,354)

Provider

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenue	$116,180	$117,699	$(1,519)
Gross profit	60,127	62,202	(2,075)
Gross margin %	51.8%	52.8%

Revenue decreased for the three months ended March 31, 2024, compared to the prior year comparable period.

Gross profit decreased for the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to decreased revenue, while costs were largely consistent with the prior period.

Payer

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenue	$18,364	$18,693	$(329)
Gross profit	9,777	10,925	(1,148)
Gross margin %	53.2%	58.4%

Revenue was relatively unchanged for the three months ended March 31, 2024, compared to the prior year comparable period.

Gross profit decreased for the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to slightly lower revenue on products that had cost increases attributable to increased headcount.

Life Science

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenue	$11,812	$13,083	$(1,271)
Gross profit	4,473	6,604	(2,131)
Gross margin %	37.9%	50.5%

Revenue decreased for the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to a decrease in upfront software and maintenance revenue.

Gross profit decreased for the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to the decrease in revenue and an increase in customer delivery costs.

Overview of Second Quarter 2024 Segment Results

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenue:
Provider	$122,471	$136,673	$(14,202)	$238,650	$254,371	$(15,721)
Payer	16,920	18,867	(1,947)	35,285	37,561	(2,276)
Life Science	13,430	17,657	(4,227)	25,242	30,740	(5,498)
Total revenue	$152,821	$173,197	$(20,376)	$299,177	$322,672	$(23,495)

Gross Profit:
Provider	$64,881	$79,985	$(15,104)	$125,008	$142,187	$(17,179)
Payer	8,543	9,289	(746)	18,321	20,214	(1,893)
Life Science	7,063	10,080	(3,017)	11,535	16,684	(5,149)
Total gross profit	$80,487	$99,354	$(18,867)	$154,864	$179,085	$(24,221)

Provider

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenue	$122,471	$136,673	$(14,202)	$238,650	$254,371	$(15,721)
Gross profit	64,881	79,985	(15,104)	125,008	142,187	(17,179)
Gross margin %	53.0%	58.5%		52.4%	55.9%

Revenue decreased for the three and six months ended June 30, 2024, compared to the prior year comparable periods, primarily due to an isolated customer settlement of $18.6 million during the second quarter of 2023.

Gross profit decreased for the three and six months ended June 30, 2024, compared to the prior year comparable periods, primarily due to an isolated customer settlement of $18.6 million during the second quarter of 2023.

Payer

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenue	$16,920	$18,867	$(1,947)	$35,285	$37,561	$(2,276)
Gross profit	8,543	9,289	(746)	18,321	20,214	(1,893)
Gross margin %	50.5%	49.2%		51.9%	53.8%

Revenue decreased for the three and six months ended June 30, 2024, compared to the prior year comparable periods, primarily due to a decrease in upfront software and maintenance revenue.

Gross profit decreased for the three and six months ended June 30, 2024, compared to the prior year comparable periods, primarily due to a decrease in revenue.

Life Science

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenue	$13,430	$17,657	$(4,227)	$25,242	$30,740	$(5,498)
Gross profit	7,063	10,080	(3,017)	11,535	16,684	(5,149)
Gross margin %	52.6%	57.1%		45.7%	54.3%

Revenue decreased for the three and six months ended June 30, 2024, compared to the prior year comparable periods, primarily due to the timing of RWD revenue recognized in 2023 that did not recur in 2024.

Gross profit decreased for the three and six months ended June 30, 2024, compared to the prior year comparable periods, primarily due to an unfavorable product mix, including the impact of a large one-time data deal recognized in the second quarter of 2023.

Overview of Third Quarter 2024 Segment Results

Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenue:
Provider	$117,240	$117,731	$(491)	$355,890	$372,102	$(16,212)
Payer	15,152	16,980	(1,828)	50,437	54,541	(4,104)
Life Science	12,789	14,095	(1,306)	38,031	44,835	(6,804)
Total revenue	$145,181	$148,806	$(3,625)	$444,358	$471,478	$(27,120)
Gross Profit:
Provider	$59,070	$63,112	$(4,042)	$184,077	$205,298	$(21,221)
Payer	6,970	8,590	(1,620)	25,291	28,805	(3,514)
Life Science	6,320	7,015	(695)	17,856	23,699	(5,843)
Total gross profit	$72,360	$78,717	$(6,357)	$227,224	$257,802	$(30,578)

Provider

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenue	$117,240	$117,731	$(491)	$355,890	$372,102	$(16,212)
Gross profit	59,070	63,112	(4,042)	184,077	205,298	(21,221)
Gross margin %	50.4%	53.6%		51.7%	55.2%

Revenue decreased for the three and nine months ended September 30, 2024, compared to the prior year comparable periods, due to decreases in subscription, customer services, and transaction-related revenue, partially offset by increases in upfront software and maintenance revenue.

Gross profit decreased for the three and nine months ended September 30, 2024, compared to the prior year comparable periods, primarily due to lower revenue driven by a shift toward lower-margin services products within Revenue Cycle Services (“RCS”).

Payer

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenue	$15,152	$16,980	$(1,828)	$50,437	$54,541	$(4,104)
Gross profit	6,970	8,590	(1,620)	25,291	28,805	(3,514)
Gross margin %	46.0%	50.6%		50.1%	52.8%

Revenue decreased for the three and nine months ended September 30, 2024, compared to the prior year comparable periods, primarily due to a decrease in upfront software and customer services revenue.

Gross profit decreased for the three and nine months ended September 30, 2024, compared to the prior year comparable periods, primarily due to a decrease in CDX revenue and a modest increase in hosting and IT costs.

Life Science

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenue	$12,789	$14,095	$(1,306)	$38,031	$44,835	$(6,804)
Gross profit	6,320	7,015	(695)	17,856	23,699	(5,843)
Gross margin %	49.4%	49.8%		47.0%	52.9%

Revenue decreased for the three and nine months ended September 30, 2024, compared to the prior year comparable periods, primarily due to a decrease in upfront software and customer services revenue.

Gross profit decreased slightly for the three months ended September 30, 2024, compared to the prior year comparable period, notwithstanding a larger decrease in revenue. Gross profit for the nine months ended September 30, 2024, decreased compared to the prior year comparable period, primarily due to the large one-time data deal recognized in the second quarter of 2023.

Overview of First Quarter 2023 Segment Results

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenue:
Provider	$117,698	$113,410	$4,288
Payer	18,693	13,750	4,943
Life Science	13,084	9,764	3,320
Total revenue	$149,475	$136,924	$12,551

Gross Profit:
Provider	$62,201	$55,957	$6,244
Payer	10,925	7,366	3,559
Life Science	6,605	4,688	1,917
Total gross profit	$79,731	$68,011	$11,720

Provider

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenue	$117,698	$113,410	$4,288
Gross profit	62,201	55,957	6,244
Gross margin %	52.8%	49.3%

Revenue increased for the three months ended March 31, 2023, compared to the prior year comparable period, due to an increase in upfront software and transaction-related revenue. The increase was partially offset by a decrease in maintenance and customer services revenue.

Gross profit increased for the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to a change in mix to higher margin software products compared to the prior year period, combined with minor cost reductions across multiple products in the first quarter of 2023.

Payer

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenue	$18,693	$13,750	$4,943
Gross profit	10,925	7,366	3,559
Gross margin %	58.4%	53.6%

Revenue increased for the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to larger transaction revenue related to approximately $5 million of CDX revenue.

Gross profit increased for the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to an increase in CDX-related revenue and lower variable cost of revenue.

Life Science

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenue	$13,084	$9,764	$3,320
Gross profit	6,605	4,688	1,917
Gross margin %	50.5%	48.0%

Revenue increased for the three months ended March 31, 2023, compared to the prior year comparable period, primarily reflecting the timing of RWD revenue recognized during the first quarter of 2023. RWD revenue increased from $2.9 million in 2022 to $5.9 million in 2023.

Gross profit increased for the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to a more favorable product mix, including higher RWD revenue as a percentage of total revenue.

Overview of Second Quarter 2023 Segment Results

Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue:
Provider	$136,673	$114,110	$22,563	$254,371	$227,520	$26,851
Payer	18,867	12,318	6,549	37,561	26,069	11,492
Life Science	17,657	22,055	(4,398)	30,740	31,817	(1,077)
Total revenue	$173,197	$148,483	$24,714	$322,672	$285,406	$37,266

Gross Profit:
Provider	$79,985	$54,728	$25,257	$142,187	$110,684	$31,503
Payer	9,289	4,409	4,880	20,214	11,776	8,438
Life Science	10,080	17,451	(7,371)	16,684	22,139	(5,455)
Total gross profit	$99,354	$76,588	$22,766	$179,085	$144,599	$34,486

Provider

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue	$136,673	$114,110	$22,563	$254,371	$227,520	$26,851
Gross profit	79,985	54,728	25,257	142,187	110,684	31,503
Gross margin %	58.5%	48.0%		55.9%	48.6%

Revenue increased for the three and six months ended June 30, 2023, compared to the prior year comparable periods, primarily driven by an isolated customer settlement of $18.6 million recognized during the second quarter of 2023.

Gross profit for the three and six months ended June 30, 2023, increased compared to the prior year comparable periods, primarily due to an isolated customer settlement of $18.6 million in the second quarter of 2023, while costs remained relatively constant.

Payer

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue	$18,867	$12,318	$6,549	$37,561	$26,069	$11,492
Gross profit	9,289	4,409	4,880	20,214	11,776	8,438
Gross margin %	49.2%	35.8%		53.8%	45.2%

Revenue increased for the three and six months ended June 30, 2023, compared to the prior year comparable periods, primarily reflecting higher CDX revenue driven by increased customer activity.

Gross profit increased for the three and six months ended June 30, 2023, compared to the prior year comparable periods, primarily due to significantly larger quarter-to-date transaction revenue from CDX services (approximately $10.2 million in 2023 versus $3.6 million in 2022) and increased sales of higher-margin subscription products.

Life Science

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue	$17,657	$22,055	$(4,398)	$30,740	$31,817	$(1,077)
Gross profit	10,080	17,451	(7,371)	16,684	22,139	(5,455)
Gross margin %	57.1%	79.1%		54.3%	69.6%

Revenue decreased for the three and six months ended June 30, 2023, compared to the prior year comparable periods, primarily due to lower RWD revenue driven by changes in customer demand and project timing.

Gross profit decreased for the three and six months ended June 30, 2023, compared to the prior year comparable periods, primarily due to the impact of a large high-margin data deal recognized in the second quarter of 2022 and the transition of the RWE services team from a sales support function to cost of goods sold in 2023. The costs related to the RWE team were approximately $4 million.

Overview of Third Quarter 2023 Segment Results

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue:
Provider	$117,731	$116,036	$1,695	$372,102	$343,556	$28,546
Payer	16,980	14,200	2,780	54,541	40,269	14,272
Life Science	14,095	16,162	(2,067)	44,835	47,980	(3,145)
Total revenue	$148,806	$146,398	$2,408	$471,478	$431,805	$39,673

Gross Profit:
Provider	$63,112	$58,229	$4,883	$205,298	$168,913	$36,385
Payer	8,590	7,768	822	28,805	19,543	9,262
Life Science	7,015	10,974	(3,959)	23,699	33,113	(9,414)
Total gross profit	$78,717	$76,971	$1,746	$257,802	$221,569	$36,233

Provider

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue	$117,731	$116,036	$1,695	$372,102	$343,556	$28,546
Gross profit	63,112	58,229	4,883	205,298	168,913	36,385
Gross margin %	53.6%	50.2%		55.2%	49.2%

Revenue increased for the three and nine months ended September 30, 2023, compared to the prior year comparable periods, primarily reflecting revenue growth across multiple product lines. The increase for the nine month period also reflects an isolated customer settlement of $18.6 million.

Gross profit increased for the three and nine months ended September 30, 2023, compared to the prior year comparable periods, primarily due to increases in revenue combined with cost reductions across multiple products.

Payer

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue	$16,980	$14,200	$2,780	$54,541	$40,269	$14,272
Gross profit	8,590	7,768	822	28,805	19,543	9,262
Gross margin %	50.6%	54.7%		52.8%	48.5%

Revenue increased for the three and nine months ended September 30, 2023, compared to the prior year comparable periods, primarily due to an increase in CDX revenue, reflecting increased customer utilization.

Gross profit increased for the three and nine months ended September 30, 2023, compared to the prior year periods, primarily driven by higher revenue. This increase was partially offset by higher cost of goods sold, including approximately $1.0 million of additional customer delivery costs incurred quarter-to-date to scale operations and enhance customer satisfaction. Hosting and IT expenses also increased in the third quarter of 2023 to support continued platform growth.

Life Science

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue	$14,095	$16,162	$(2,067)	$44,835	$47,980	$(3,145)
Gross profit	7,015	10,974	(3,959)	23,699	33,113	(9,414)
Gross margin %	49.8%	67.9%		52.9%	69.0%

Revenue decreased for the three and nine months ended September 30, 2023, compared to the prior year comparable periods, primarily due to lower RWE revenue driven by customer mix and project timing.

Gross profit decreased for the three and nine months ended September 30, 2023, compared to the prior year comparable periods, primarily due to a large high-margin data deal in the second quarter of 2022 and the RWE services team moving from a sales support role to cost of goods sold in 2023.

Total Contract Value

Total contract value reflects the value of contracts newly executed each year for software, maintenance, and other customer services on a continuing operations basis. First year contract value, a subset of total contract value, reflects the anticipated revenue to be recognized in 12 months following new contract activation on a continuing operations basis. The following table presents our first year contract value and total contract value totals for the years ended December 31, 2024 and 2023:

	As of December 31,
(In thousands)	2024	2023	% Change
First year contract value	$142,502	$131,331	8.5%
Total contract value	$241,965	$230,518	5.0%

Liquidity and Capital Resources

We finance our operations primarily with funds generated by operations, as well as borrowings on our Credit Agreement and by issuing Convertible Notes. Drivers of our liquidity changes from 2022 to 2024 include cash received from the divestiture of the HLPP business, and cash used to fund acquisitions. As of December 31, 2024, our principal source of liquidity consisted of cash and cash equivalents of $294.3 million. We believe our current cash and cash equivalents, borrowing capacity and cash generated from operations will be sufficient to support our operations and contractual commitments for the 12 months following the filing of this Form 10-K.

Our key cash flow measures are as follows:

				2024	2023
	Year Ended December 31,			Change	Change
(In thousands)	2024	2023	2022	from 2023	from 2022
Net cash provided by (used in) operating activities	$(20,025)	$99,509	$116,822	$(119,534)	$(17,313)
Net cash provided by (used in) investing activities	(125,671)	(88,332)	585,146	(37,339)	(673,478)
Net cash provided by (used in) financing activities	(6,652)	(12,476)	(446,171)	5,824	433,695
Exchange rate effects on cash and cash equivalents	—	—	452	—	(452)
Net increase (decrease) in cash and cash equivalents	$(152,348)	$(1,299)	$256,249	$(151,049)	$(257,548)

Operating Activities

Net cash used in operating activities was $(20.0) million for the year ended December 31, 2024, compared to cash provided by operating activities of $99.5 million in the prior year. For the year ended December 31, 2024, net loss was $(291.6) million, noncash adjustments were $299.7 million, and working capital changes used cash of $(28.2) million. Noncash adjustments consisted principally of impairments of goodwill and other assets of $108.9 million, depreciation and amortization of $45.8 million, deferred tax provision of $67.3 million, stock based compensation of $24.5 million and a loss on debt extinguishment of $17.6 million. Uses of working capital were driven by increases in prepaid expenses and other current assets, accounts receivable and contract assets, and decreases in other liabilities.

Net cash provided by operating activities was $99.5 million for the year ended December 31, 2023, down $17.3 million compared to the prior year. For the year ended December 31, 2023, net income was $49.2 million, noncash adjustments were $61.7 million and working capital changes used cash of $(11.4) million. Noncash adjustments consisted primarily of depreciation and amortization of $52.6 million, provision for credit losses of $19.0 million, stock based compensation expense of $16.2 million, partially offset by a deferred tax benefit of $(29.0) million. Uses of working capital were driven by increases in accounts receivable and contract assets, partially offset by an increase in deferred revenue and decrease in prepaid expenses and other assets.

Net cash provided by operating activities was $116.8 million for the year ended December 31, 2022. Net loss from continuing operations was $(20.0). Noncash adjustments were $147.3 million, which consisted principally of depreciation and amortization of $113.6 million, other income (expense), net of $33.9 million, stock based compensation of $25.1 million, asset impairments of $15.1 million, partially offset by a deferred tax benefit of $(55.9) million. Working capital changes were a source of cash of $12.8 million. Cash used in discontinued operations was $(23.3) million.

Investing Activities

Net cash used in investing activities was $(125.7) million for the year ended December 31, 2024, an increase of $(37.3) million compared to the prior year. For the year ended December 31, 2024, the primary uses of cash were the acquisitions of Koha and ScienceIO of $(107.3) million, capitalized software of $(28.6) million, and purchases of equity securities of $(14.1) million, partially offset by proceeds from liquidation of equity securities of $25.9 million. The change in cash used in investing activities of $(37.3) million resulted from no acquisitions in 2023, partially offset by a decrease in purchases of equity securities of $(60.0) million in 2024 compared to the prior year.

Net cash used in investing activities was $(88.3) million for the year ended December 31, 2023, a decrease of $(673.5) million compared to the year ended December 31, 2022. For the year ended December 31, 2023, the primarily uses of cash were purchases of equity securities of $(74.1) million and capitalized software of $(27.2) million, partially offset by proceeds from sales of equity securities of $15.1 million. The change in cash flows from investing activities compared to the prior year was primarily due to proceeds from the sale of the HLPP businesses of $670 million.

Net cash provided by investing activities was $585.1 million for the year ended December 31, 2022. The primary source of cash was proceeds from the sale of the HLPP business of $670 million, partially offset by use of cash for acquisitions of $(32.0) million, capitalized software of $(30.2) million and purchases of equity securities of $(9.9) million. Cash used by investing activities of discontinued operations was $(13.1) million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024, was $(6.7) million, a decrease in cash used compared to the prior year of $5.8 million. The decrease in cash used in financing activities was largely due to lower taxes paid on settlement of equity awards for the year ended December 31, 2024.

Net cash used in financing activities for the year ended December 31, 2023, was $(12.5) million, down $(433.7) million compared to the prior year. For the year ended December 31, 2023, the primary use of cash in financing activities was taxes paid on settlement of equity awards of $(10.6) million. There were no repurchases of Common Stock or debt repayments in the year ended December 31, 2023.

Net cash used in financing activities for the year ended December 31, 2022, was $(446.2) million. The main uses of cash were repurchases of Common Stock of $(234.4) million and repayment of borrowings on the Credit Agreement of $(200) million.

Future Capital Requirements

We enter into obligations with third parties in the ordinary course of business. These future cash obligations is anticipated to be funded from future cash flows from the sale of our products and services. The material cash requirements include the following contractual and other obligations:

Debt Obligations

As of December 31, 2024, we had outstanding Convertible Notes in an aggregate principal amount of $207.9 million, which were fully due on January 1, 2027. As a result of our failure to timely furnish the required financial statements in accordance with the terms of the indenture dated as of December 9, 2019, governing the Convertible Notes, we worked with a majority of the holders of Convertible Notes to enter into a supplemental indenture on February 5, 2024, that amended and supplemented certain provisions of the original indenture. This supplemental indenture provides semiannual repurchase rights at the option of the holders beginning on January 1, 2025, at certain accreted values.

In 2025, the Company repurchased substantially all of the outstanding Convertible Notes for $229.7 million, inclusive of principal, premium and accrued interest. Following these repurchases, the Company has $20 thousand in aggregate principal amount of Convertible Notes outstanding, which contain biannual purchase rights at the option of the holders of the Convertible Notes. Refer to Note 23, “Subsequent Events” for further information.

Noncancelable Operating Leases

We have lease arrangements for certain facilities. As of December 31, 2024, we had fixed lease payment obligations of $13.3 million, with $5.0 million payable within the 12 months following December 31, 2024.

Other Contractual Obligations

We have non-cancellable purchase obligations and other contractual commitments, primarily related to acquisitions and investments. Certain purchase commitments continue to be shared between Altera and Veradigm, and although the commitments belong to Veradigm, Altera provides us the funds to cover its portion of the commitments. As of December 31, 2024, we had contractual obligations of $99.7 million, with approximately $39.6 million payable within the next 12 months.

On May 27, 2025, the Company executed a one-year extension of a Microsoft contract for software licensing for an aggregate commitment of $10.5 million. Effective December 1, 2025, the Company renewed its agreement with Microsoft for use of its Azure platform by entering into a three-year contract with an aggregate commitment of $90.0 million.

Income Taxes

Our liability for uncertain tax positions, inclusive of potential interest and penalties, was $13.3 million as of December 31, 2024. It is uncertain the amount that is payable within the next 12 months for liabilities that may result from this exposure, as we cannot predict, with reasonable reliability, the outcome of discussions with the respective taxing jurisdictions, which may or may not result in cash settlements.

Revolving Credit Facilities

The Third Amended and Restated Credit Agreement, dated as of April 22, 2022 (the “Third Amended Credit Agreement”), by and among the Company, Veradigm LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. provided for a $700.0 million senior secured revolving facility (the “2022 Revolving Facility”) with a five-year term. As a result of our failure to timely furnish the required financial statements in accordance with the terms of the Third Amended Credit Agreement, we worked constructively with our lenders on several consents and amendments to the Third Amended Credit Agreement to allow for additional time to complete the required financial statement deliverables. The Second Amendment dated January 31, 2024, reduced the aggregate amount of the revolving facility from $700.0 million to $400.0 million. On August 27, 2024, we provided notice to the Agent to terminate the Third Amended Credit Agreement and all commitments thereunder effective as of August 30, 2024. As of December 31, 2024, the Company did not have a replacement credit facility. The termination of the Third Amended Credit Agreement did not have a material impact on the Company’s financial condition or liquidity for the year ended December 31, 2024.

In June 2025, the Company entered into a Credit Agreement with Veradigm LLC, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time party thereto as lenders, including certain affiliates of Francisco Partners Management L.P., which provided $100 million of liquidity. Refer to Note 23 “Subsequent Events” for further information.

Other Matters Affecting Future Capital Requirements

Our total investment in research and development efforts during 2024 increased compared to 2023 as we continued to invest in expanding the capabilities and functionality of our Veradigm Provider, Payer and Life Science solutions. Our total spending consists of research and development costs directly recorded to expense, which are offset by the capitalization of eligible development costs.

Our cash and cash equivalents of $294.3 million, as of December 31, 2024, our future cash flows, and access to capital markets, taken together, provided adequate resources to meet future long-term operating needs as well as payments of debt and additional anticipated expenses for the twelve months following December 31, 2024.

In addition, we believe that our cash and cash equivalents on-hand, our future cash flows and access to capital markets and financing, taken together, will provide adequate resources to meet future long-term operating needs as well as payments of debt and additional anticipated expenses for the twelve months following the date of this Form 10-K. In addition, with respect to long-term liquidity, we cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this Form 10-K. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, any of which might impact our liquidity requirements, and we may issue additional equity or debt securities.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. The estimates discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application involves significant judgment regarding the effect of inherently uncertain matters on our financial results. For information with respect to our accounting policies and recent accounting pronouncements that impact our consolidated financial statements, refer to Note 1, “Basis of Presentation and Accounting Policies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Allowance for Credit Losses

Our allowance for credit losses is a critical accounting estimate that involves significant judgment, complexity and uncertainty. The allowance for credit losses represents management’s estimate of expected lifetime credit losses on trade receivables and contract assets. Our model uses a combination of quantitative data and qualitative adjustments. The key quantitative input is the expected loss rate.

The loss rate method is utilized to estimate the allowance for current expected credit losses by applying an estimated loss rate to the amortized cost basis. Specifically, accounts are bifurcated into risk pools which are ultimately defined by their credit risk assessment. Credit loss rates are then calculated by risk pool using the historical two-year average of annual write-offs as a percentage of the receivables. The allowance for current expected credit losses is then determined by applying the loss rates to the receivable balance in the respective risk pool categories. Management also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look back analysis to determine the amount of receivables subsequently collected.

Estimating expected credit losses requires judgment in selecting the loss rates, weighing economic conditions, and evaluating whether additional qualitative adjustments are necessary. Changes in borrower behavior, repayment patterns, or collection activities may occur more rapidly, or more severely, than reflected in historical data or forecast assumptions. During the years ended December 31, 2024 and 2023, we refined certain inputs used in the historical loss rate calculation and the current expected credit loss model, including the scoping of credit memos determined to represent bad debt expense, the inclusion of certain write-offs not previously captured by the model due to the absence of an associated invoice number, and the alignment of certain operational accounts receivable adjustments to the applicable historical lookback periods. For the years ended December 31, 2024 and 2023, changes in estimated future collections increased the reserve by $5.4 million and $6.9 million, respectively.

As of December 31, 2024 and 2023, our allowance for credit losses on accounts receivable was $52.5 million and $41.1 million, respectively. Management believes the allowance recognized at each balance sheet date is appropriate based on the information available; however, actual credit losses may differ materially from our estimates, and future provision expense may vary significantly from period to period. A 1% adverse change in our loss rates would increase our provision for credit losses by approximately $1.4 million for each of the years ended December 31, 2024 and 2023.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our revenue arrangements commonly include support and maintenance, SaaS, private cloud hosting, network and processing solutions, marketing impressions, data, software licenses and professional services. The application of ASC 606 to our contracts requires significant judgment in several areas including identification of performance obligations, determination of transaction price, allocation of transaction price and timing of revenue recognition.

We evaluate our contracts to determine whether goods or services are distinct and therefore represent separate performance obligations. This assessment often involves judgment, especially in contracts that include bundled offerings. In some cases, our transaction price is variable and based on customers’ usage. When applicable, we estimate the transaction price using the most likely amount. For arrangements that include usage-based or transactional fees, the underlying services are typically accounted for as a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, revenue is recognized as the services are provided or as transactions occur, which aligns consideration with performance and generally eliminates the need to estimate variable consideration in advance.

Many of our contracts contain multiple performance obligations. For these contracts, we allocate the transaction price based on the relative standalone selling price (“SSP”) of each performance obligation. SSP is generally estimated using observable prices of products or services when sold separately. Revenue for SaaS, maintenance and support is recognized ratably over the service period. Marketing impressions revenue is recognized over time as a series of distinct monthly service periods, measured based on customer usage volume. Data revenue is recognized either over time as data services are performed or at a point in time upon delivery of discrete data sets, depending on the nature of the performance obligation. Professional services revenue is generally recognized over time as services are rendered.

These judgments and estimates directly affect the timing and amount of revenue recognized and may change as customer behavior, pricing models or contract structures evolve. Changes in estimates are recognized in the period of the change and could have a material impact on our financial results.

Impairment of Goodwill

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that the carrying value of a reporting unit may not be recoverable. We monitor for triggering events on a quarterly basis. Potential impairment indicators include deterioration in macroeconomic conditions, significant changes in operating performance, significant and sustained decreases in our stock price and changes in the competitive or regulatory environment.

As of January 1, 2023, changes in our organizational structure resulted in a reassessment of our reporting units. Management identified four reporting units: Provider, PayerPath, Payer and Life Science. Assets and liabilities were allocated to each of our reporting units and goodwill was reassigned to our reporting units using a relative fair value approach. Goodwill was allocated as follows: Provider $264.8 million, PayerPath $169.6 million, Payer $50.7 million, and Life Science $47.5 million.

The goodwill impairment test requires significant judgment in evaluating both qualitative and quantitative factors. When we perform a quantitative test, we estimate the fair value of each reporting unit using a combination of the income approach and the market approach. These valuation techniques require management to make assumptions regarding future performance and market conditions.

These assumptions are based on management’s long-term business outlook and industry conditions, but they involve uncertainties that are difficult to predict. Changes in these estimates, individually or in combination, could materially affect the estimated fair value of our reporting units. Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

As of March 31, 2024, we identified a potential impairment indicator resulting from a significant and sustained decrease in our stock price, along with recent acquisitions that increased the carrying value of goodwill. We performed a quantitative test at this date which identified an excess of carrying value over fair value in two of our four reporting units. Impairment losses were recognized in Provider $83.3 million and Payer $19.0 million. As of March 31, 2024, the significant estimates and assumptions consisted of:

•
Forecasted revenue growth and operating margins
•
Long-term growth rates of 2%
•
Discount rates reflecting the reporting unit’s weighted-average cost of capital ranging from 12% to 12.5%

As of March 31, 2024, two of our reporting units, PayerPath and Life Science, had fair values that exceeded their carrying values by relatively small margins of less than 5%. While no goodwill impairment was recognized, the limited excess of fair value over carrying value (commonly referred to as “headroom”) indicates that these reporting units are susceptible to future impairment if actual results or economic conditions differ from management’s current assumptions. Because the headroom for these reporting units was limited, adverse changes in key assumptions, whether individually or in combination, could result in the carrying value of a reporting unit exceeding its fair value in future periods and could lead to the recognition of a goodwill impairment charge. While management believes the assumptions used in the goodwill impairment analysis are reasonable and supportable, actual results may differ from those assumptions, and those differences could be material.

As of the most recent impairment test for the fiscal year ended December 31, 2024, which was as of October 1, 2024, the fair value of all our reporting units exceeded their carrying values by more than 10%. To corroborate the reasonableness of the estimated fair values of the reporting units, we reconcile the aggregate fair values of all reporting units to our market capitalization as of the impairment assessment date, utilizing our stock price on the testing date. This reconciliation resulted in an implied control premium of 3%, which management evaluated for reasonableness considering observable market data, recent transactions involving comparable companies, industry conditions, and company-specific factors. Management concluded that the implied control premium resulting from the annual impairment assessment was reasonable based on these considerations.

Future changes in business performance, customer demand, cost structure, competitive pressures, macroeconomic conditions or other conditions following such date could materially reduce the fair value of our reporting units. Additional goodwill impairments may be necessary if actual results differ from our assumptions, or if further adverse events occur. Refer to Note 23, “Subsequent Events” for a condition that triggered an impairment test as of March 31, 2025.

Income Tax Valuation Allowance

We account for income taxes in accordance with ASC 740, “Income Taxes”. Deferred tax asset and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Valuation allowances are reviewed at each reporting date and are adjusted as necessary to reflect current facts and circumstances. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss, adjusted for significant permanent items, as well as non-recurring items, as a measure of our cumulative results in recent years. As of December 31, 2024, we concluded that there was significant uncertainty about the realizability of our U.S. deferred tax assets in future periods. As a result of this assessment, we increased our valuation allowance on deferred tax assets by $100.8 million. As of December 31, 2024, the valuation allowance was $101.2 million, which represents a full valuation allowance on substantially all U.S. deferred tax assets except for some separate company state net operating losses that we believe can be fully utilized before expiration.

Determining the need for and amount of a valuation allowance requires significant judgment, particularly in assessing the future realizability of deferred tax assets. In evaluating the need for a valuation allowance, we considered a number of factors including the nature, source and timing of taxable income; historical earnings and recent operating results; future projections of taxable income; the existence of taxable temporary differences and their expected reversal periods; carryforward periods of NOLs and tax credits; and tax planning strategies that may be implemented. Given the inherent uncertainty in these assessments, changes in assumptions regarding future profitability or the timing of reversals of temporary differences may result in significant adjustments to the valuation allowance in future periods.

Uncertain Tax Positions

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is “more-likely-than-not” the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits of being sustained on examination.

As of December 31, 2024 and 2023, we recorded unrecognized tax benefits, inclusive of interest and penalties, of $13.3 million and $20.5 million, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and for which actual outcomes may be different than originally estimated. The decrease in our unrecognized tax benefits in 2024 was due to favorable settlements with tax authorities on certain positions and lapses of the statute of limitations on other matters.

Legal Contingencies

We are subject to various legal proceedings, claims and regulatory matters that arise in the ordinary course of business. In accordance with ASC 450, “Contingencies”, we assess potential loss contingencies to determine the likelihood and potential magnitude of an unfavorable outcome. A liability is recorded when it is both probable that a loss will be incurred and the amount of the loss is reasonably estimable, the determination of which requires significant judgment. These judgments may be influenced by factors such as the nature of the claim, the legal process, relevant case law, advice from external legal counsel, and historical settlement experience. As of December 31, 2024 and 2023, liabilities recognized for probable and estimable legal contingencies were $33.0 million and $23.1 million, respectively.

When a loss is reasonably possible but not probable, or when the amount of a probable loss cannot be reasonably estimated, disclosure is made in the notes to the financial statements, but no liability is recorded. The outcome of such matters is inherently uncertain, and it is possible that the ultimate resolution of one or more such matters could result in a material adverse effect on our business, financial condition or results of operations. Revisions to our estimates of potential liabilities may occur as additional information becomes available, as legal proceedings progress, or as settlement discussions evolve.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. The risks primarily include interest rate, foreign exchange and equity price risks.

As of December 31, 2024, we believe that we are subject to minimal market risk as our debt obligations are fixed-rate instruments. As of December 31, 2024, we had $207.9 million aggregate principal amount of Convertible Notes which bear interest at a rate of 0.875% per year, payable semiannually. The Convertible Notes mature on January 1, 2027, unless the holders elect to put or convert any of the Convertible Notes in accordance with their terms prior to this date. Refer to Note 23 “Subsequent Events” for a description of the Convertible Notes repurchased in 2025. Following these repurchases, the Company had $20 thousand in aggregate principal amount of Convertible Notes which remain outstanding.

Refer to Note 23 “Subsequent Events,” which describes the 2025 Credit Agreement that increases our exposure to interest rate changes. We monitor our interest rate risk and may enter into derivative instruments to hedge our exposure to interest rate changes. There can be no guarantee that the impact of interest rate changes in the future will not be significant and will not have a material impact on our financial position or results of operations.

As of December 31, 2024, we had international operations, primarily in India, that expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuation has historically not been material to our financial position or operating results. As of December 31, 2024, we held no foreign currency contracts to hedge our foreign currency risks.

We regularly monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, circumstances warrant. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

We invest in equity securities of other companies that are not publicly traded on major exchanges or over-the-counter markets. These securities are considered illiquid, meaning there may be limited demand for them and it may be difficult to find a buyer. We may be unable to sell these securities due to contractual restrictions on marketability or a limited number of buyers. Refer to Note 8 “Investments” for further information on these securities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Veradigm Inc.

Chicago, IL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veradigm Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 26, 2026, expressed an adverse opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition for Certain Software Application Revenues

As described in Notes 1 and 16 to the consolidated financial statements, certain of the Company’s software contracts with customers may include multiple distinct performance obligations such as software licenses, software support and maintenance, hardware, client services, private cloud hosting and software-as-a-service. The contract price is allocated to these performance obligations based on the standalone selling price of each distinct performance obligation which is generally based on observable standalone sales determined by listed sales prices and discounts offered. Revenue is recognized when control of each distinct performance obligation is transferred to the customer, which may be at a point in time or over time.

We identified the revenue recognition for certain of the Company’s software application revenues as a critical audit matter due to the judgment and subjectivity involved in assessing contracts with multiple distinct performance obligations, including the allocation of the transaction price to each performance obligation based on its standalone selling price. Auditing these revenue transactions involved especially challenging auditor judgment due to the varying nature of the contracts and the extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the Company’s methodology for allocating the total transaction price, including consideration of discounts, to distinct performance obligations in accordance with its respective standalone selling price.
•
Evaluating, on a sample basis, whether revenue was appropriately recorded by (i) obtaining and inspecting customer contracts and other supporting documentation to substantiate the amount of revenue recognized in the current period, and (ii) testing the mathematical accuracy of the Company’s allocation of the transaction price based on the relative standalone selling price to verify the consistent application of the methodology.

Impairment Testing of Goodwill

As described in Notes 1 and 7 to the consolidated financial statements, goodwill is tested for impairment at least annually and whenever events and circumstances indicate that the carrying amount may not be recoverable. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. During the first quarter of 2024, a potential impairment indicator was identified due to the significant decline in the price of the Company’s stock. A quantitative test was performed as of March 31, 2024, resulting in an impairment to goodwill of $102.3 million. In addition, the Company’s annual quantitative test for goodwill impairment was performed as of October 1, 2024 and no impairment loss was recognized.

We identified the goodwill impairment assessment as a critical audit matter. The principal consideration for our determination was the subjectivity and judgment required to determine inputs and assumptions utilized by the Company in the quantitative impairment assessment, specifically the income projections and the discount rate. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Inquiring of management to understand the process for developing the income projections and evaluating the consistency of the assumptions utilized with evidence obtained in other areas of the audit.
•
Evaluating the reasonableness of the assumptions regarding forecasted income projections for certain years used in the interim and annual impairment test by evaluating the assumptions for consistency with: (i) historical results and recent experience, including changes in conditions and events affecting the Company, (ii) the Company’s objectives and strategies, and (iii) industry data.
•
Utilizing personnel with specialized knowledge and skills to assist in evaluating the reasonableness of the Company’s discount rate by (i) testing the source information underlying the determination of the discount rate, (ii) testing the mathematical accuracy of the calculations; and (iii) developing a range of independent estimates and comparing those estimates to the discount rate selected by management.

Accounting and Valuation for Convertible Notes

As described in Notes 11 and 14 to the consolidated financial statements, the Company had approximately $207.9 million of aggregate principal amount of convertible senior notes due 2027 (the “Convertible Notes”) and associated capped call options outstanding. During 2024, the Company entered into the first supplemental indenture (the “First Supplemental Indenture”) to the Convertible Notes and the associated capped call options. The Company assessed the embedded features and determined that certain features, including the contingent put feature upon an event of default, met the definition of a derivative instrument and required bifurcation. The fair value of these embedded features is recognized in other long-term liabilities on the consolidated balance sheets.

We identified the accounting and valuation for Convertible Notes as a critical audit matter. Our principal consideration included auditor judgment related to the determination of the accounting treatment of the amendments in accordance with ASC 470-50, and assessment of the embedded features in accordance with ASC 815-15. Additionally, management utilized significant unobservable inputs, including credit-adjusted discount rates and scenario-based lattice models to determine the fair value of the Convertible Notes. Auditing these elements involved especially complex auditor judgment due to the nature and extent of the audit effort required to evaluate management’s application of complex accounting standards to these elements, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Reading and analyzing the relevant agreements to identify terms and conditions that affect whether the embedded features within the Convertible Notes met the criteria to be bifurcated and recognized as a separate derivative instrument.
•
Utilizing firm personnel with expertise in the relevant technical accounting, to assist in evaluating the Company’s accounting conclusions for the First Supplemental Indenture including assessment of embedded features.
•
Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of fair value measurements, including the credit-adjusted discount rate methodology and lattice model inputs.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2025.

Raleigh, North Carolina

May 26, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Veradigm Inc.

Chicago, IL

Opinion on Internal Control over Financial Reporting

We have audited Veradigm Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated May 26, 2026, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Koha Health LLC. (“Koha”) and Cascade Bio, Inc., which does business as ScienceIO (“ScienceIO”) because they were acquired by the Company on January 1, 2024 and February 21, 2024, respectively. Koha and ScienceIO are included in the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2024 and the related notes. Koha constituted 0.5% of total assets as of December 31, 2024 and 1.4% and -0.8% of revenues and net loss, respectively, for the year then ended. ScienceIO constituted 0.3% of total assets as of December 31, 2024 and 0.0% and 4.0% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Koha and ScienceIO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Item 9A, Management’s Report on Internal Control Over Financial Reporting:

1.
Management Review Controls: The Company did not consistently maintain effective internal controls over financial reporting over certain complex accounting areas and disclosures, including: (i) application of U.S. GAAP to new and/or complex transactions, including accounting for debt modifications and the assessment of investment classification, impairment, reconsideration events, and related consolidation conclusions, (ii) evidence of review of key inputs and assumptions related to the goodwill impairment analysis, (iii) the review over the income tax provision and (iv) review procedures over the capitalization of software development costs;
2.
Revenue Recognition Accounting: The Company did not consistently maintain effective internal controls over financial reporting with respect to revenue and related balance sheet accounts, including the accounting for customer contracts, configuration of certain related systems, and design of control activities over the completeness and accuracy of key reports;
3.
Measurement of Expected Credit Losses: The Company did not consistently maintain effective internal controls over financial reporting with respect to the measurement of expected credit losses including controls over the design and review of analyses used to calculate reserves for credit losses on trade receivables;
4.
Financial Reporting: The Company did not consistently maintain effective internal controls over financial reporting, including control activities over the completeness and accuracy of key reports, financial statement presentation and disclosures and review of journal entries; and
5.
Valuation: The Company did not consistently maintain effective internal controls over financial reporting related to the valuation of convertible notes, including embedded features and certain investments.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated May 26, 2026 on those consolidated financial statements.

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

/s/ BDO USA, P.C.

Raleigh, North Carolina

May 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Veradigm Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of Veradigm Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 (not presented herein), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2014 through 2025.

Raleigh, North Carolina

March 18, 2025 (except for Note 15, as to which the date is May 26, 2026)

VERADIGM INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$294,253	$446,601
Accounts receivable, net of allowance of $52,530 and $41,069, respectively	107,631	111,161
Contract assets, net of allowance of $3,003 and $2,624, respectively	90,893	87,294
Prepaid expenses and other current assets	52,872	54,127
Total current assets	545,649	699,183
Software development costs, net	70,176	69,725
Goodwill	520,701	532,494
Intangible assets, net	80,805	75,057
Investments ($7,591 and $13,344 at fair value, respectively)	98,724	98,457
Deferred taxes, net	1,170	66,273
Other long-term assets	35,062	31,687
Total assets	$1,352,287	$1,572,876
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,945	$21,276
Accrued expenses	52,016	52,032
Accrued compensation and benefits	30,039	27,278
Deferred revenue	121,037	112,975
Current maturities of long-term debt	154,714	205,175
Customer refunds payable	18,310	15,635
Other current liabilities	14,811	11,604
Total current liabilities	421,872	445,975
Long-term debt	72,230	—
Other long-term liabilities	54,197	52,460
Total liabilities	548,299	498,435
Commitments and contingencies (Note 21)
Veradigm Inc. stockholders’ equity:
Preferred stock, $0.01 par; 1,000 shares authorized; none issued	—	—
Common stock, $0.01 par; 349,000 shares authorized; 282,306 and 281,375 shares issued, respectively	2,821	2,812
Treasury stock, at cost; 174,063 and 173,151 shares, respectively	(1,551,415)	(1,551,415)
Additional paid-in capital	1,949,487	1,928,147
Retained earnings	403,445	694,987
Accumulated other comprehensive income (loss)	(313)	(90)
Total Veradigm Inc. stockholders’ equity	804,025	1,074,441
Noncontrolling interests	(37)	—
Total equity	803,988	1,074,441
Total liabilities and equity	$1,352,287	$1,572,876

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Revenue	$594,410	$625,984	$588,017
Cost of revenue	292,165	284,477	279,597
Gross profit	302,245	341,507	308,420
Selling, general and administrative expenses	269,406	200,927	169,201
Research and development	108,255	96,993	97,889
Impairment of goodwill and other assets	108,218	179	7,549
Amortization of intangibles	11,027	8,739	60,884
Income (loss) from operations	(194,661)	34,669	(27,103)
Loss on debt extinguishment	(17,632)	—	—
Interest expense	(15,045)	(5,294)	(6,354)
Interest income	16,231	21,470	4,901
Insurance recoveries	5,000	14,300	—
Other income (expense), net	(8,230)	(593)	(26,577)
Impairment of long-term investments	(575)	(4,394)	(7,575)
Income (loss) from continuing operations before income taxes	(214,912)	60,158	(62,708)
Income tax benefit (provision)	(69,492)	(10,681)	43,807
Income (loss) from consolidated continuing operations, net of tax	(284,404)	49,477	(18,901)
Equity in net loss of unconsolidated subsidiaries, net of tax	(7,175)	(300)	(1,143)
Income (loss) from continuing operations, net of tax	(291,579)	49,177	(20,044)
Loss from discontinued operations	—	—	(7,122)
Loss on sale of discontinued operations	—	—	(10,327)
Income tax effect on discontinued operations	—	—	(48,969)
Loss from discontinued operations, net of tax	—	—	(66,418)
Net income (loss)	(291,579)	49,177	(86,462)
Net loss attributable to noncontrolling interests	37	—	—
Net income (loss) attributable to Veradigm Inc.	$(291,542)	$49,177	$(86,462)

Earnings (loss) per common share attributable to Veradigm Inc.:
Basic
Continuing operations	$(2.70)	$0.46	$(0.18)
Discontinued operations	—	—	(0.59)
Total	$(2.70)	$0.46	$(0.77)
Diluted
Continuing operations	$(2.70)	$0.41	$(0.18)
Discontinued operations	—	—	(0.59)
Total	$(2.70)	$0.41	$(0.77)

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income (loss)	$(291,579)	$49,177	$(86,462)
Other comprehensive income (loss):
Foreign currency translation adjustments	(29)	49	(854)
Adjustment attributable to the sale of the HLPP business	—	—	3,803
Adjustments to fair value of available-for-sale securities	(262)	(87)	—
Change in fair value of derivatives qualifying as cash flow hedges	—	—	(352)
Other comprehensive income (loss) before income tax (expense) benefit	(291)	(38)	2,597
Income tax benefit (expense) related to items in other comprehensive income (loss)	68	22	91
Total other comprehensive income (loss)	(223)	(16)	2,688
Comprehensive income (loss)	(291,802)	49,161	(83,774)
Comprehensive loss attributable to noncontrolling interests	37	—	—
Comprehensive income (loss) attributable to Veradigm, Inc.	$(291,765)	$49,161	$(83,774)

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2024	2023	2022
Common Stock
Balance at beginning of year	$2,812	$2,794	$2,766
Issuance of common stock under stock award plans	9	18	28
Balance at end of year	$2,821	$2,812	$2,794
Treasury Stock
Balance at beginning of year	$(1,551,415)	$(1,556,230)	$(1,321,805)
Exercise of warrants	—	4,815	—
Purchase of treasury stock	—	—	(234,425)
Balance at end of year	$(1,551,415)	$(1,551,415)	$(1,556,230)
Additional Paid-In Capital
Balance at beginning of year	$1,928,147	$1,925,205	$1,962,386
Stock-based compensation	24,527	14,252	29,718
Issuance of common stock under stock award plans	(3,187)	(10,643)	(32,129)
Change in accounting principle	—	—	(38,918)
Exercise of warrants	—	(4,815)	—
Issuance of warrants	—	4,148	4,148
Balance at end of year	$1,949,487	$1,928,147	$1,925,205
Retained Earnings
Balance at beginning of year	$694,987	$645,810	$719,795
Net income (loss) attributable to Veradigm, Inc.	(291,542)	49,177	(86,462)
Change in accounting principle	—	—	12,477
Balance at end of year	$403,445	$694,987	$645,810
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(90)	$(74)	$(2,762)
Foreign currency translation adjustments, net	(29)	49	(854)
Divestiture of the HLPP business	—	—	3,803
Adjustments to fair value of available for sale securities, net of tax	(194)	(65)	—
Unrealized loss on cash flow hedges, net of tax	—	—	(261)
Balance at end of year	$(313)	$(90)	$(74)
Noncontrolling Interests
Balance at beginning of year	$—	$—	$—
Net (loss) attributable to noncontrolling interests	(37)	—	—
Balance at end of year	$(37)	$—	$—
Total Stockholders’ Equity at beginning of year	$1,074,441	$1,017,505	$1,360,380
Total Stockholders’ Equity at end of year	$803,988	$1,074,441	$1,017,505

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(291,579)	$49,177	$(86,462)
Less: Income (loss) from discontinued operations	—	—	(66,418)
Income (loss) from continuing operations, net of tax	(291,579)	49,177	(20,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,776	52,627	113,617
Noncash rent expense	3,477	2,703	5,957
Amortization of debt discounts, premiums and issuance costs	12,298	1,831	2,304
Stock-based compensation expense	24,523	16,248	25,117
Deferred taxes	67,262	(28,995)	(55,877)
Provision for credit losses	15,333	19,001	6,047
Loss on debt extinguishment	17,632	—	—
Impairment of goodwill and other assets and long-term investments	108,891	4,573	15,124
Equity in net loss of unconsolidated subsidiaries	7,175	300	1,143
Other (income) expense, net	(2,634)	(6,560)	33,865
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	(13,526)	(41,777)	3,502
Prepaid expenses and other assets	(23,527)	22,436	(776)
Accounts payable	8,891	(9,499)	27,870
Accrued expenses	5,946	10,304	(25,247)
Accrued compensation and benefits	2,481	(8,661)	5,590
Deferred revenue	8,062	22,877	2,087
Other liabilities	(11,986)	(472)	10,246
Right-of-use assets - operating leases	(4,520)	(6,604)	(10,446)
Net cash provided by (used in) operating activities - continuing operations	(20,025)	99,509	140,079
Net cash provided by (used in) operating activities - discontinued operations	—	—	(23,257)
Net cash provided by (used in) operating activities	(20,025)	99,509	116,822
Cash flows from investing activities:
Capital expenditures	(1,552)	(2,182)	(2,062)
Capitalized software	(28,630)	(27,188)	(30,204)
Cash paid for business acquisitions, net of cash acquired	(107,259)	10	(31,988)
Sale of businesses, net of cash divested	—	—	669,971
Sale of investments	25,864	15,146	2,500
Purchases of equity securities, other investments and related intangible assets	(14,094)	(74,118)	(9,933)
Net cash provided by (used in) investing activities - continuing operations	(125,671)	(88,332)	598,284
Net cash provided by (used in) investing activities - discontinued operations	—	—	(13,138)
Net cash provided by (used in) investing activities	(125,671)	(88,332)	585,146
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(3,187)	(10,643)	(32,129)
Payments of debt amendment fees	(1,984)	(548)	—
Payments for capped call transaction	(279)	—	—
Credit facility payments	—	—	(200,000)
Credit facility borrowings, net of issuance costs	—	—	21,643
Unused commitment fees on credit facility	(1,202)	(1,285)	(1,260)
Repurchase of common stock	—	—	(234,425)
Net cash provided by (used in) financing activities - continuing operations	(6,652)	(12,476)	(446,171)
Net cash provided by (used in) financing activities	(6,652)	(12,476)	(446,171)
Effect of exchange rate changes on cash and cash equivalents	—	—	452
Net increase (decrease) in cash and cash equivalents	(152,348)	(1,299)	256,249
Cash and cash equivalents, beginning of period	446,601	447,900	191,651
Cash and cash equivalents, end of period	$294,253	$446,601	$447,900

Cash paid during the period for:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Interest	$2,169	$1,860	$2,799
Income taxes, net of refunds	14,325	18,860	46,818

The accompanying notes are an integral part of these consolidated financial statements.

VERADIGM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Accounting Policies

Description of Business

Veradigm Inc. (“Veradigm” or the “Company”), formerly known as Allscripts Healthcare Solutions, Inc. (“Allscripts”), together with its subsidiaries, is a healthcare software-as-a-service (“SaaS”) technology, data and analytics company spanning the three pillars of healthcare: Provider, Payer and Life Science. Our principal market is the United States. Our Provider segment represents the most significant source of revenue, followed by the Payer segment, with the Life Science segment contributing a comparatively smaller portion. Our portfolio addresses a range of healthcare industry needs, with the goal of transforming health insightfully, providing key healthcare stakeholders with data, insights and artificial intelligence (“AI”) enhanced solutions to help improve health outcomes and reduce costs. In particular, our portfolio is intended to help our customers advance the quality and efficiency of healthcare by providing electronic health records (“EHR”), financial management, population health management, de-identified data and consumer support solutions. Built on open integrated platforms, our solutions are intended to enable users to streamline workflows, leverage functionality from other software vendors and exchange data.

Each of the terms “we,” “us,” “our” or “Company” as used herein refers collectively to Veradigm and its subsidiaries, unless otherwise stated.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities (“VIE”) whenever it is determined that the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. All significant intercompany balances and transactions have been eliminated. The Company identifies noncontrolling interests as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent company. Noncontrolling interests are reported as a separate component of equity in the consolidated balance sheets. The Company attributes net income or loss and comprehensive income or loss of these subsidiaries between the controlling and noncontrolling interests based on their respective ownership percentages.

Corporate Name Change

Effective January 1, 2023, Allscripts Healthcare Solutions, Inc. changed its name to Veradigm Inc. Accordingly, references to prior reporting periods may use “Allscripts” instead of “Veradigm” to reflect the company name as reported at that time.

Significant Change in Business

On May 2, 2022, we sold substantially all of the assets of the Hospitals and Large Physician Practices (“HLPP”) business. The HLPP business sale represented a strategic shift that had a major effect on our operations and financial results. In 2022, we reported the HLPP business as discontinued operations prior to its sale. Refer to Note 5, “Business Combinations and Divestitures”, and Note 19, “Discontinued Operations”, for additional information.

Reclassifications

Certain reclassifications have been made to consolidated financial statements as of and for the year ended December 31, 2022 to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Our estimates and assumptions consider the economic conditions, including macroeconomic and inflationary trends, on our critical and significant accounting estimates. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of three months or less from the date of purchase.

Restricted Cash

Restricted cash represents cash balances which are not available for withdrawal or usage to meet our operating needs. Restrictions may arise from legal requirements, contractual commitments, or our intentions for specific deposits, such as cash set aside for a specific purpose. Restricted cash is classified as current or non-current based upon when the funds will become available for general use. As of December 31, 2024 and 2023, restricted cash was $0.7 million and $0.5 million, respectively, and presented within cash and cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and trade receivables. We maintain our cash balances with several major commercial banks domestically and internationally. The Company holds cash balances in certain bank accounts in excess of FDIC limits, as well as custodial and investment accounts that are not subject to FDIC insurance. As of December 31, 2024 and 2023, bank balances in excess of the FDIC and equivalent insurance limits were $302.5 million and $213.2 million, respectively. As of December 31, 2024 and 2023, account balances not subject to FDIC insurance were $4.3 million and $242.4 million, respectively.

We sell our products and services to healthcare providers. Credit risk with respect to trade receivables is well diversified due to the large number of customers and their geographic dispersion. To reduce credit risk, we perform ongoing credit evaluations of significant customers and their payment histories. We do not typically require collateral or deposits from our customers.

Substantially all of our revenue is derived from customers in the United States. No single customer accounted for more than 10% of our revenue in the years ended December 31, 2024, 2023, or 2022. No single customer accounted for more than 10% of our accounts receivable as of December 31, 2024, or 2023.

Accounts Receivable, net

Accounts receivable represent the right to receive a payment which is unconditional and only subject to the passage of time. Accounts receivable are considered past due based on the age of the invoice and the contractual payment terms with each customer. In general, amounts outstanding more than 30 days past the contractual due date are considered past due. Accounts are written off as uncollectible after we have exhausted all collection efforts and collection is no longer deemed probable.

Accounts receivable is recorded net of an allowance for current expected credit losses and do not bear interest. The allowance for credit losses are reserves related to estimated losses resulting from our customers’ inability to make required payments and are established based on our assessment of the collectability of customer accounts receivable. We evaluate and monitor the collectability of accounts receivable based on a combination of factors, including historical loss experience, current conditions, projected credit losses, assessments of trends in our aged receivables and credit memo activity. The estimate derived for this reserve is performed on the gross accounts receivable balance without considering customer refunds payable.

Contract Assets, net

Contract assets represent customer contracts where revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Contract assets are classified as current or long-term based on the timing of when we expect to bill the customer. As of December 31, 2024 and 2023, all contract assets were classified as current. Contract assets are presented net of an allowance for expected credit losses.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Upon asset retirement or other disposition, the fixed asset cost and the related accumulated depreciation or amortization are removed from the balance sheet, and any gain or loss is included in other income (expense), net on the consolidated statements of operations. Amounts incurred for repairs and maintenance that do not extend the useful life of the asset are expensed as incurred.

Software Development Costs

Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. The Company capitalizes certain labor costs associated with software development. For software that is licensed or sold, capitalization begins when technological feasibility has been established. For internal use software, capitalization begins upon completion of the preliminary project stage. When the software is placed into service for general release or internal use, capitalization ceases and amortization begins. We estimate the useful life of our capitalized software, which is typically three years. For software that is licensed or sold, we amortize on a product-by-product basis based on the greater of the amounts computed using i) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenues for that product, or ii) the straight-line method over the remaining estimated useful life of the product. For internal use software, the straight-line method is applied over the estimated useful life of the asset. If the actual useful life is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded.

Business Combinations

In accordance with the accounting for business combinations, we allocate the purchase price of the acquired business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over fair values of the assets acquired, and the liabilities assumed at the acquisition date. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value the assets acquired, including intangible assets, and the liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the assets acquired, and the liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or the liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations.

Intangible Assets

Our intangible assets consist of customer contracts and relationships, developed technology, trade names and trademarks acquired in business combinations. At the date of acquisition, intangible assets are evaluated to determine if they are indefinite or definite-lived assets. Indefinite-lived assets are recorded at cost and not amortized, but are tested for impairment at least annually or more frequently if an impairment indicator exists. Definite-lived intangible assets are recorded at cost and amortized over their respective estimated useful lives and assessed for impairment if an impairment indicator is present. If the estimate of the useful life changes, we amortize the remaining book value over the remaining useful life. A change in expected useful life of an intangible asset could have a material impact to the consolidated financial statements.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. Goodwill is not amortized. Instead, goodwill is tested for impairment at least annually and whenever events or circumstances indicate that the carrying amount may not be recoverable. We perform our annual goodwill impairment tests on October 1st of each fiscal year, or more frequently whenever there is a change in our reporting units or impairment indicators are identified. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

Impairment of Long-Lived Assets

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

For software development costs, impairment tests are performed at each reporting period. The unamortized capitalized costs of a software product are compared to the net realizable value of that product. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is recognized in impairment of goodwill and other assets in our consolidated statement of operations.

Investments

Our investments include equity method investments, equity securities without readily determinable fair values, equity securities at fair value, a private equity fund measured using the net asset value (“NAV”) practical expedient, and available‑for‑sale debt securities.

Equity Method Investments

We account for investments using the equity method of accounting when the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For investments in corporate entities, significant influence is generally presumed when the Company’s ownership interest is between 20% and 50% of the voting interests; however, the Company also considers other qualitative factors, including representation on the board of directors, participation in policy‑making processes, and the existence of material intercompany transactions. For investments in partnerships and similar entities, the assessment of significant influence is based on the Company’s contractual rights and its ability to participate in key operating and financial decisions, rather than ownership percentage alone.

Equity method investments are initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s earnings or losses, contributions, distributions, and, when applicable, amortization of basis differences. The

Company’s share of the investee’s earnings or losses are recognized in earnings on a one quarter lag. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. When an impairment is determined to be other than temporary, the investment is written down to its fair value, with the impairment loss recognized in equity in net loss of unconsolidated subsidiaries, net of tax on the consolidated statement of operations.

Equity Investments Without Readily Determinable Fair Values

Equity investments over which the Company does not have significant influence and that do not have readily determinable fair values are recorded at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates these equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment include, but are not limited to, deterioration in the financial condition or business prospects of the investee. When an impairment is identified, the investment is written down to its fair value, with the impairment losses recognized in impairment of long-term investments on our consolidated statement of operations.

Equity Securities at Fair Value

Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in other income/(expense), net in our consolidated statement of operations. These securities are not subject to a separate impairment assessment.

Investments Measured at Net Asset Value

For certain investments in investment funds that qualify for the net asset value (“NAV”) practical expedient, the Company estimates fair value using the investee’s reported net asset value, as a practical expedient under applicable accounting guidance. Investments measured using the NAV practical expedient are not subject to a separate impairment evaluation. Instead, changes in the reported net asset value are reflected in the carrying amount of the investment in the period in which the changes occur.

Available-for-Sale Debt Securities

The Company classifies certain debt instruments as available‑for‑sale debt securities. Available‑for‑sale debt securities are measured at fair value, with unrealized gains and losses, net of tax, recognized in accumulated other comprehensive income (loss). Fair value is determined using quoted market prices when available or, when quoted prices are not available, valuation techniques that incorporate observable and unobservable inputs. Available‑for‑sale debt securities are assessed for credit impairment each reporting period. When a credit loss is identified, an allowance for credit losses is recorded in earnings, limited to the amount by which the amortized cost basis exceeds the security’s fair value. Changes in fair value attributable to factors other than credit are recognized in other comprehensive income (loss). For investment instruments that accrue interest, interest income is recognized using the effective interest method and recorded in interest income on the consolidated statements of operations.

Cryptocurrency

The Company holds cryptocurrency, which is measured at cost, less impairments. Impairments are measured by trading prices for identical securities in active markets. As of December 31, 2024 and 2023, the carrying value of our cryptocurrency, net of impairment losses, was $0.5 million and is presented in other long-term assets on the consolidated balance sheets. Refer to Note 1, “Accounting Pronouncements not yet Adopted” for the change in our accounting for our cryptocurrency effective January 1, 2025, and Note 23, “Subsequent Events” for additional information on these holdings.

Variable Interest Entities

The Company evaluates its involvement with entities to determine whether the entity is a VIE and, if so, whether the Company is the primary beneficiary of the VIE. An entity is considered a VIE when it has insufficient equity to finance its activities without additional subordinated financial support, when equity holders lack the power to direct the activities that most significantly affect the entity’s economic performance, or when equity holders do not absorb expected losses or receive expected returns.

The Company is considered the primary beneficiary of a VIE if it has both (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company is the primary beneficiary for one VIE which has been consolidated in our financial statements for the year ended December 31, 2024. The Company’s consolidated VIE was immaterial to our financial position and results of operations as of and for the year ended December 31, 2024. During the year ended December 31, 2024, the Company provided financial support to this VIE in the form of a loan, which is immaterial and eliminated in consolidation.

For VIEs in which the Company is not the primary beneficiary, the Company does not consolidate the entity. Certain of the Company’s investees are VIEs for which the Company is not the primary beneficiary, and therefore does not consolidate these entities. The Company’s involvement with these non-consolidated VIEs may include commercial relationships. The Company’s maximum exposure to loss is limited to the carrying amount of its investment. As of December 31, 2024 and 2023 the Company’s maximum exposure to loss related to the non-consolidated VIEs was $91.0 million and $90.2 million, respectively. During the years ended December 31, 2024 and 2023, the Company provided no financial support to any non-consolidated VIEs, nor does it intend to provide such support in the future. For the year ended December 31, 2022, the Company provided financial support of $3.0 million to one non-consolidated VIE in the form of an interest-bearing convertible note to support the investees continued investment in a new product. The Company reassesses its VIE conclusions and primary beneficiary status on an ongoing basis. Refer to Note 8, “Investments” for further information.

Self-Insured Health Plan

We have a self-insurance program to cover employees and their dependent health benefits, including medical, prescription drug and dental benefits. As part of the program, the Company also has stop-loss coverage from a third party which limits the Company’s cost to $12.5 thousand per employee per calendar year. The Company records a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, the Company engages an independent third-party actuarial firm to assist in estimating a range of expected losses, which are based on analyses of historical claims data and actuarial assumptions. The assumptions are closely monitored and adjusted by management when necessary due to changing circumstances. Actual results may differ from these estimates due to changes in claims severity, frequency, or other factors. As of December 31, 2024 and 2023, the Company's self-insurance liability for medical and dental claims, inclusive of administrative fees, was $2.1 million and $2.5 million, respectively, which is included in accrued compensation and benefits on the consolidated balance sheets.

Deferred Revenue

Deferred revenue represents customer contracts where billings are in excess of revenue recognized. Deferred revenue is classified as current or long-term based on the timing of when we expect to recognize revenue. As of December 31, 2024 and 2023, all deferred revenue was classified as current.

Debt

The Company accounts for its convertible senior notes as a single liability measured at amortized cost in the consolidated balance sheets in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options”. Debt discounts and issuance costs associated with our convertible senior notes are presented as a direct deduction from the carrying amount of the related debt. Debt issuance costs associated with obtaining revolving debt are included in other long-term assets, net of accumulated amortization. These amounts are amortized to interest expense using the effective interest method over the contractual term of the debt and are included in interest expense on the consolidated statements of operations.

Derivative Instruments

Derivative instruments are recognized as either assets or liabilities and measured at fair value in the consolidated balance sheets. The Company does not offset derivative assets and liabilities in the consolidated balance sheets unless the requirements for offsetting are met, including the existence of a legally enforceable master netting arrangement. As of the years ended December 31, 2024 and December 31, 2023, the Company did not offset any derivative assets or liabilities. The accounting for changes in the fair value of a derivative depends on the purpose and designation of the instrument:

For derivatives designated and qualifying as cash flow hedges, changes in fair value are recorded in accumulated other comprehensive income/(loss) and subsequently reclassified into earnings in the same period and in the same income statement line item as the hedged transaction.

The Company also enters into contracts that contain embedded features requiring bifurcation from the host debt or equity instrument under ASC 815. These embedded derivatives are accounted for separately at fair value, with subsequent changes in fair value recognized in other income (expense), net in our consolidated statement of operations.

Cash flows related to derivative instruments are classified in the consolidated statements of cash flows in a manner consistent with the nature and purpose of the derivative instrument. For derivatives designated as cash flow hedges, cash flows are generally classified within operating activities, unless the hedged item relates to investing or financing activities. Unrealized gains and losses resulting from the periodic remeasurement of derivative instruments to fair value are noncash items and, accordingly, are not reflected as cash flows in the consolidated statements of cash flows.

Leases

The Company leases certain assets and determines whether an arrangement is a lease at inception. The Company’s leases are classified as operating leases or short-term leases. Operating leases are recognized on the consolidated balance sheets as right-of-use assets, representing the Company’s right to use an underlying asset over the lease term, and operating lease liabilities, measured as the present value of lease payments over the lease term. The lease term may include periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. As the leases do not provide an implicit rate, the present value of lease payments is determined using the Company’s incremental borrowing rate in conjunction with the market swap rate at lease commencement. Leases with an initial term of twelve months or less are accounted for as short‑term leases and are not recorded on the consolidated balance sheets.

The Company has elected the practical expedient to combine lease and non-lease components as a single lease component. Non-lease components typically consist of property taxes, insurance, and maintenance costs. Lease costs for operating leases and short‑term leases are recognized on a straight‑line basis over the lease term.

Contingencies

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

The Company establishes accruals for specific legal proceedings and tax contingencies when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the results of these claims or proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these claims or proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Treasury Stock

We account for treasury stock under the cost method. Shares of common stock that are repurchased are recorded as treasury stock at cost, which includes the purchase price and any directly attributable costs. Treasury stock is presented as a reduction of stockholders’ equity on the consolidated balance sheets.

When treasury shares are reissued, the cost of such shares is removed from treasury stock. Any excess of proceeds received over the cost of the treasury shares is recorded as an increase to additional paid‑in capital, while any shortfall is recorded as a reduction of additional paid‑in capital to the extent available, with any remaining amount recorded as a reduction to retained earnings.

Foreign Currency

The determination of the functional currency of our foreign subsidiaries is made based on the appropriate economic and management indicator. Subsequent to the HLPP divestiture, the functional currency of all our foreign subsidiaries is the U.S. dollar. Gains and losses resulting from foreign currency transactions are included in determining net income or loss and have not been material in any years presented in the accompanying consolidated statements of operations.

Noncontrolling Interests

Noncontrolling interests represent third party equity ownership interests in a consolidated subsidiary. Net income/(loss) attributable to noncontrolling interests represents the third party interest in the net income/(loss) of the consolidated subsidiary which are less than wholly owned.

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with the five-step revenue recognition model prescribed by ASC 606. Under this framework, we first identify contracts with customers, then identify the performance obligations in those contracts, determine the transaction price, allocate the transaction price to the performance obligations, and recognize revenue when or as performance obligations are satisfied. A performance obligation is a promise in a contract to transfer control of a distinct product or service (or bundle of products or services) to a customer and is the unit of account under the ASC 606.

Our contracts with customers often include multiple distinct performance obligations such as software licenses, software support and maintenance, hardware, customer services, private cloud hosting and software-as-a-service. Additional performance obligations include electronic data interchange (“EDI”) services, marketing impressions, revenue cycle management services, Real World Data (“RWD”) which consists of discrete data sets delivered to customers, and Real World Evidence (“RWE”) which consists of customer services in developing and executing research projects. In some cases, the Company contracts with various third parties to provide goods or services to their customers. In these cases, the Company performs an analysis to determine if they are the principal or the agent in the transaction.

We adjust the transaction price on a contract-by-contract basis primarily for customer discounts and incentives deemed to be variable consideration. We then allocate the contract transaction price to the distinct performance obligations in the contract. Such allocation is based on the stand-alone selling price (“SSP”) of each distinct performance obligation. The transaction price allocated to each distinct performance obligation is adjusted for discounts offered to customers that are outside of the Company’s established sufficiently narrow ranges for distinct performance obligations on a relative SSP basis.

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

Our products and services are generally not sold with a right of return, except for certain hardware sales, which are immaterial to our consolidated revenue. We may provide credits or incentives on a contract-by-contract basis which are accounted for either as a material right or as variable consideration, respectively, when allocating the transaction price. Such credits and incentives have historically not been significant. We do not provide warranties to customers above and beyond promises that the solutions purchased will perform in accordance with the agreed-upon specifications.

We recognize revenue only when we satisfy an identified performance obligation (or bundle of obligations) by transferring control of a promised product or service to a customer. We consider a product or service to be transferred when a customer obtains control because a customer has sole possession of the right to use, or the right to direct the use of, the product or service for the remainder of its economic life, or to consume the product or service in its own operations. We evaluate the transfer of control primarily from the customer’s perspective, as this reduces the risk that revenue is recognized for activities that do not transfer control to the customer.

We have elected to exclude from the measurement of the transaction price any contractual indexing (e.g., consumer price index), shipping costs and all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.

We may contract with customers to deliver and ship tangible products within the normal course of business, in which the control of the products transfers to the customer when the product reaches the shipper based on free on board (“FOB”) shipping clauses in these situations. We have elected to use the practical expedient allowed under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), to account for shipping and handling activities as fulfillment costs rather than as an additional promised service, and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

Our standard contract terms allow for the reimbursement by a customer for certain travel expenses necessary to provide on-site services to the customer, such as implementation and training. Such reimbursed travel expenses are reported on a gross basis. Since such reimbursed travel expenses do not represent a distinct good or service, nor incremental value provided to a customer, a performance obligation is deemed not to exist. In certain situations, however, when the allowable reimbursable expenses amount is capped, we believe that such cap represents the most likely amount of variable consideration, and the capped amount is included in the total contract transaction price.

For arrangements that include usage-based or transactional fees, such as EDI services and revenue cycle management services, the underlying services are typically accounted for as a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, revenue is recognized as the services are provided or as transactions occur, which aligns consideration with performance, and generally eliminates the need to estimate variable consideration in advance.

Stock-Based Compensation

We account for stock-based compensation in accordance with GAAP, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the expense over the requisite service period. We estimate the number of awards for which the requisite service will not be rendered by applying an estimated forfeiture rate based on our historical experience. We may issue awards with graded vesting or cliff vesting. For graded vesting awards subject only to a service condition, our accounting policy is to apply a straight-line method to recognize compensation expense. For graded vesting awards with vesting conditions other than service, we apply an accelerated attribution method to recognize compensation expense. We recognize stock-based compensation cost for awards with performance conditions when we conclude that it is probable that the performance conditions will be achieved. The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant. The fair value of market-based restricted stock units is measured using the Monte Carlo simulation model. The net proceeds from stock-based compensation activities are reflected as a financing activity within the accompanying consolidated statements of cash flows. We settle restricted stock awards with newly issued shares of Veradigm common stock.

Employee Benefit Plans

We provide U.S. employees with a defined contribution savings plan. We recognize expense for our contributions to the savings plan at the time employees make contributions to the plans. For the years ended December 31, 2024, 2023, and 2022, the Company’s contributions to this plan were $9.1 million, $8.1 million, and $6.9 million, respectively,

Marketing Costs

The Company incurs marketing costs for advertising, conferences and trade shows. Marketing costs are expensed as incurred and are included within selling, general, and administrative expenses on the consolidated statements of operations. For the years ended December 31, 2024, 2023, and 2022, marketing costs were $10.8 million, $10.4 million and $8.6 million, respectively.

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings/(loss) experience, expectations of future taxable income, the ability to carryback losses and other relevant factors.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. If we ultimately determine that payment of these amounts is unnecessary, then we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions in the income tax benefit (provision) of our consolidated statements of operations.

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and a few countries outside of the United States. We are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Veradigm, Inc. by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, the numerator includes net income (loss) attributable to Veradigm, Inc. and any interest expense related to the convertible notes, net of tax, and the denominator includes both the weighted-average shares of common stock outstanding and dilutive common stock equivalents. Dilutive common stock equivalents consist of restricted stock unit awards and warrants calculated under the treasury stock method, as well as convertible notes calculated under the if-converted method.

Business Segments

The Company’s operating segments are based on the internal organizational structure, the manner in which resource allocation decisions are made, and how performance is assessed by the Company’s Chief Operating Decision Maker (“CODM”). The

CODM is the individual responsible for evaluating the performance of the Company's businesses and allocating resources among them.

We identify reportable segments by evaluating quantitative thresholds and qualitative factors, including the nature of products and services, types of customers, methods used to deliver solutions, and economic characteristics. Operating segments that have similar economic characteristics and meet the aggregation criteria may be combined into reportable segments.

Management evaluates changes in organizational structure, CODM reporting packages, and internal decision‑making processes each reporting period to assess whether changes in operating or reportable segments have occurred. Effective January 1, 2023, this evaluation resulted in a change in our reportable segments. We now report our results in the following three reportable business segments: Provider, Payer, and Life Science. Prior period segment information has been retrospectively recast. Refer to Note 15, “Business Segments,” for additional information.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in ASU 2020-06 simplified the accounting for convertible instruments by removing major separation models required under GAAP. ASU 2020-06 removed certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also required the application of the if-converted method for calculating diluted earnings per share, whereas the treasury stock method is no longer permitted for convertible instruments. The standard was effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the U.S. Securities and Exchange Commission (“SEC”), for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition, which resulted in an increase in long-term debt of $26.4 million, a decrease in additional paid-in capital of $38.9 million and an increase to retained earnings of $12.5 million.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities (deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 2021-08. The new standard should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, we adopted ASU 2021-08 on a prospective basis which did not affect the Company’s financial position or results of operations.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosures about significant segment expenses on both an annual and interim basis for public business entities. The new guidance is effective for years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. Early adoption is permitted. The new standard should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant expense categories identified and disclosed in the period of adoption. Effective January 1, 2024, we adopted ASU 2023-07 on a retrospective basis which resulted in additional segment disclosures, but did not affect the Company’s financial position or results of operations. Refer to Note 15 ”Business Segments” for our disclosures of segment expenses.

Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU aligns the requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics. They will also allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. This ASU will become effective for each amendment on the date on which the SEC removes the related disclosure from its regulations. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, “Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets”. The amendments in ASU 2023-08 requires crypto assets to subsequently be measured at fair value with changes recognized in net income each reporting period. The amendments also require disclosures of crypto assets in both annual and interim periods. The amendments in ASU 2023-08 are effective for all entities for fiscal years beginning after December 15, 2024. Effective January 1, 2025, we adopted this new standard for our cryptocurrency holdings by a cumulative effect adjustment that increased the fair value of these assets and beginning retained earnings by $1.8 million.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not been issued or made available for issuance. The amendments in this standard should be applied on a prospective basis. Retrospective application is permitted. We plan to adopt this guidance on a prospective basis in our annual financial statements for the year ending December 31, 2025. Adoption of this standard will impact the presentation of the Company’s income tax disclosures but will not affect the Company’s financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which is applicable to public business entities and requires tabular disclosures of relevant expense captions disaggregated into prescribed expense categories within relevant income statement captions. Adoption is required for public business entities on a prospective basis for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. We plan to adopt this standard in our annual consolidated financial statements for the year ending December 31, 2027. Adoption of this standard will impact the presentation of the Company’s disclosures, but will not affect the Company’s financial position or results of operations. We are currently evaluating the effects of the adoption of this standard in the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance applies a preexisting contract approach and clarifies how entities should assess the form and amount of consideration in the inducement offer. The amendments apply to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The effective date of ASU 2024-04 applies to convertible debt instruments settled by means of an inducement offer for annual and interim periods after December 15, 2025. Early adoption is permitted. Prospective application is permitted, and retrospective application is permitted for entities that adopted the amendments in 2020-06. We adopted ASU 2024-04 effective January 1, 2026, using the prospective method of adoption. After the effective date, we will apply this guidance to any inducement offers to settle convertible debt.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”, which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. Previously, under ASC 805-10-25-5, in a business combination involving a VIE, the primary beneficiary was automatically deemed the accounting acquirer, even if the legal acquiree was a VIE acquired via equity exchange. Under ASU 2025-03, if a VIE that qualifies as a business is acquired primarily by exchanging equity interests, the entity must apply the usual ASC 805 factors (§ 805-10-55-12 to -15) to determine the accounting acquirer. This allows for possible identification of a reverse acquisition, enhancing consistency with non-VIE business combinations. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). An entity should apply ASU No. 2025-03 on a prospective basis to all business combinations that have an acquisition date that occurs on or after the date of initial application of ASU No. 2025-03. We adopted ASU 2025-03 effective January 1, 2025, using the prospective method of adoption and will apply the guidance to any acquired VIEs in which there is an equity exchange.

In May 2025, the FASB issued ASU 2025-04, “Stock Compensation and Revenue from Contracts with Customers: Clarifications to Share-Based Consideration Payable to a Customer”, which affects the timing of revenue recognition for entities that offer to pay share-based consideration (e.g., equity instruments) to a customer (or to other parties that purchase the entity’s goods or services from the customer) to incentivize the customer (or its customers) to purchase its goods and services. Specifically, the amendments clarify the requirements for share-based consideration payable to a customer that vests upon the customer purchasing a specified volume or monetary amount of goods and services from the entity. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted in an interim or annual period in which financial statements have not yet been issued (or made available for issuance). If an entity adopts ASU 2025-04 in an interim reporting period, it should adopt it as of the beginning of the annual period that includes that interim reporting period. We plan to adopt ASU 2025-04 effective January 1, 2027, using the prospective method of adoption and apply the guidance to any share-based compensation payable to a customer.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The amendments in ASU 2025-05 provide all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. ASU No. 2025-05 will be applied prospectively to estimates of expected credit losses on asset balances performed after the date of adoption. We adopted ASU 2025-05 effective January 1, 2026, applying the prospective method of adoption. We are currently evaluating the effects of adoption of this standard in the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal Use Software”. The amendments in ASU 2025-06 removes all references to software development project stages so that the guidance is neutral to different software development methods. The amendments require that an entity capitalize software costs when both: i) management has authorized and committed to funding the software project; and ii) it is probable that the project will be completed, and the software will be used to perform the function intended. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Transition can be done using the prospective method, the modified transition approach or retrospectively. We are currently evaluating the effects of the adoption of this standard on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging and Revenue from Contracts with Customers: Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Transaction”. This ASU clarifies derivative scope exceptions for certain contracts with underlyings that are based on the operations or activities of the parties to the contract. This ASU also clarifies the applicability of ASC Topic ASC 606 and its interaction with other ASC Topics in accounting for share-based noncash consideration (such as warrants or shares) received from a customer for the transfer of goods or services. This ASU is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the effects of the adoption of this standard on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting: Narrow-Scope Improvements.” The amendments in ASU 2025-11 creates a comprehensive list of interim disclosures that are required in interim financial statements and notes. It also incorporates a disclosure principle that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity. In also improves guidance about information included in and the format of interim financial statements. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively to any or all prior periods. We are currently evaluating the effects of the adoption of this standard on our interim consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”. The amendments in this ASU update the FASB ASC for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in the ASU, which addresses 33 issues, affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this ASU in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company plans to adopt these improvements on a prospective basis beginning January 1, 2027. The amendments represent changes to the Codification that 1) clarify, 2) correct errors, or 3) make minor improvements. We are currently evaluating the effects, if any, of the adoption of this standard on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material impact on the consolidated financial statements.

2. Allowance for Credit Losses

The allowance for credit losses represents management's estimate of expected lifetime credit losses inherent in accounts receivable. The following table summarizes the changes in the allowance for credit losses for accounts receivable for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Allowance, beginning of year	$41,069	$22,743	$21,621
Provision for credit losses	14,953	18,058	9,101
Write-offs	(3,885)	(4,453)	(8,222)
Recoveries	393	4,721	243
Allowance, end of year	$52,530	$41,069	$22,743

We pool assets with similar risk characteristics and consider current economic conditions when estimating losses. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment. We utilized a loss rate method to measure expected credit loss for each pool. We considered economic conditions, including macroeconomic and inflationary trends, internal forecasts, cash collection and credit memos issued during the lookback period when assessing loss rates.

Refer to Note 8, “Investments” for the allowance for credit losses on available-for-sale debt securities. Refer to Note 16, “Revenue from Contracts for Customers” for the allowance for credit losses on contract assets.

3. Fixed Assets

Our fixed assets are presented in long-term assets on the consolidated balance sheets and comprise the following major classes:

	Estimated	December 31,	December 31,
(Dollar amounts in thousands)	Useful Life	2024	2023
Software	3 to 8 years	$112,385	$112,375
Computer equipment	3 to 5 years	32,655	30,943
Facility furniture, fixtures and equipment	5 to 7 years	8,209	8,053
Leasehold improvements	Shorter of 7 years or life of lease	14,709	14,375
Fixed assets, gross		167,958	165,746
Accumulated depreciation and amortization		(162,769)	(160,307)
Fixed assets, net		$5,189	$5,439

Depreciation and amortization expense for fixed assets was $2.3 million, $6.1 million, and $9.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

4. Software Development Costs

Capitalized Software

Our capitalized software costs represent expenditures for the development of internal-use software and software licensed or sold to customers. Software developments costs, net of accumulated amortization, were as follows:

	December 31,
(In thousands)	2024	2023
Software development costs, gross	$190,693	$162,160
Accumulated amortization	(120,517)	(92,435)
Software development costs, net	$70,176	$69,725

Amortization expense was $28.1 million, $32.3 million, and $36.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and was included in cost of revenue on the consolidated statements of operations.

Hosted Software

Hosted software implementation costs consist primarily of the costs of implementing upgrades to our core financial systems which commenced in 2023. Depending on the term of the related hosting arrangement, they are recorded in other current assets or long-term assets on the consolidated balance sheets. Amortization begins when the software is ready for its intended use and is amortized on a straight-line basis over the contractual term of the hosting arrangement and recorded in selling, general and administrative expenses on the consolidated statements of operations.

	Year Ended December 31,
(In thousands)	2024	2023
Hosted software implementation costs, gross	$6,865	$218
Accumulated amortization	(237)	(179)
Hosted software implementation costs, net	$6,628	$39

Amortization expense for the years ended December 31, 2024, 2023, and 2022 was immaterial.

5. Business Combinations and Divestitures

2024 Business Combinations

Koha Health Acquisition

On January 1, 2024, the Company acquired 100% of the membership interests of Koha Health, LLC (“Koha”). Koha is in the business of providing end-to-end revenue cycle management solutions to medical practices, focusing on the musculoskeletal medicine specialty. The purpose of this acquisition was to increase our business in the musculoskeletal health sector. The adjusted purchase price was $12.0 million, consisting of $10.9 million cash paid at closing, $0.5 million post-closing purchase price adjustment, plus an additional contingent earnout payment of $0.6 million. The Company incurred $0.2 million of acquisition-related expenses, which were expensed and recorded in selling, general and administrative expenses on the consolidation statement of operations for the year ended December 31, 2024.

The goodwill recognized in connection with the Koha acquisition primarily reflects the expected benefits from combining Koha’s revenue cycle management capabilities with the Company’s existing provider offerings, the value of the assembled workforce, and other intangible assets that do not qualify for separate recognition under ASC 805. Koha’s goodwill is not deductible for tax purposes.

Contingent Consideration

The contingent consideration recognized at the acquisition date consisted of a recourse holdback of up to $1.6 million, which is payable if Koha’s revenue for the 18-month period following closing exceeds $17.4 million. It also included a customer holdback of up to $0.5 million, which is payable if a specific customer remains under contract two years after closing. This contingency was resolved in 2024 when the customer terminated its agreement, and no payment was made. Lastly, there was also an earnout payment of up to $1.5 million, which is payable if the run-rate revenue for the period October 1, 2025 to December 31, 2025, equals or exceeds $17.7 million. The maximum potential undiscounted amount of future payments under these arrangements is $3.6 million. The fair value of the contingent consideration recognized at the acquisition date of $0.6 million was estimated using probability-weighted scenarios and discount rates of approximately 6% for each contingency. Contingent consideration is classified as a liability and remeasured at fair value at each reporting date, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations. As of December 31, 2024, the fair value of the contingent consideration was $0, and changes in the value recognized in other income (expense) for the year ended December 31, 2024 were immaterial.

Separate Transactions

In addition to the purchase price, the Company agreed to make certain payments to continuing employees of Koha Health that are contingent upon future service. These include a $2.4 million retention holdback and a $0.1 million transaction bonus to a Seller employee. Because these amounts are forfeited if employment terminates before the payment date (except in the case of qualified terminations), they are accounted for as post-combination compensation expense and are not included in the consideration transferred.

Compensation costs of $1.4 million were recognized in selling, general and administration expense in the consolidated statements of operations for the year ended December 31, 2024.

The allocation of the fair value of the consideration transferred as of the acquisition date of January 1, 2024 is shown in the table below:

Allocation of
(In thousands)	Fair Value
Accounts receivable	$1,757
Prepaid expenses and other assets	48
Fixed assets and other noncurrent assets	90
Right-of-use assets	388
Intangible assets	6,050
Goodwill	5,247
Accounts payable and accrued expenses	(1,168)
Right-of use-assets liability	(388)
Net assets acquired	$12,024

The following table summarizes the fair values of the identifiable intangible assets and their estimated useful lives. The weighted-average amortization period for the acquired Koha assets is 9.9 years.

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer relationships	10	$5,960
Tradenames	2	90
Total intangible assets		$6,050

As of December 31, 2024, the allocation of the purchase price was complete. Koha contributed revenues of $8.3 million and income from continuing operations before income taxes of $2.4 million for the period from its acquisition date of January 1, 2024 to December 31, 2024.

ScienceIO Acquisition

On February 21, 2024, the Company entered into an Agreement and Plan of Merger with Cascade Bio, Inc., which does business as ScienceIO (“ScienceIO”), to acquire 100% of its equity interests. We believe ScienceIO’s artificial intelligence (“AI”) technology enhances the Company’s ability to leverage its large-scale, high-quality data assets to develop more differentiated and advanced capabilities within its existing product portfolio for its Provider, Payer and Life Science customers. The total consideration was $106.2 million, consisting of $97.2 million of cash, plus the fair value of deferred merger consideration of $9.0 million, payable on the first, second, and third anniversaries following the acquisition date. The fair value of the deferred merger consideration of $9.0 million at the acquisition date was estimated using a discount rate of approximately 5.3%. The Company incurred $2.1 million of acquisition-related expenses, which were expensed and recorded in selling, general and administrative expenses on the consolidation statements of operations for the year ended December 31, 2024.

The goodwill recognized in connection with the ScienceIO acquisition primarily reflects the expected benefits from integrating ScienceIO’s AI capabilities into the Company’s existing product portfolio and other intangible assets that do not qualify for separate recognition under ASC 805. ScienceIO’s goodwill is not deductible for tax purposes.

Separate Transactions

In addition to the purchase price, Veradigm agreed to make certain payments to continuing employees of ScienceIO that are contingent upon future service. These include retention and bonus arrangements that are forfeited if employment terminates before the payment date, except in the case of qualified terminations. Because these amounts are contingent on continued service, they are accounted for as post-combination compensation expense and are not included in the consideration transferred. The Company recorded $9.8 million of these expenses in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2024.

The allocation of the fair value of the consideration transferred as of the acquisition date of February 21, 2024 is shown in the table below.

Allocation of
(In thousands)	Fair Value
Cash and cash equivalents	$3,773
Accounts receivable	119
Prepaid expenses and other assets	49
Fixed assets and other noncurrent assets	513
Right-of-use assets	3,012
Intangible assets	20,820
Goodwill	85,260
Accounts payable and accrued expenses	(3,194)
Right-of use-assets liability	(3,012)
Deferred tax liability	(1,110)
Net assets acquired	$106,230

The fair value of the intangible assets of $20.8 million is for developed technology, which has a useful life of 8 years. As of December 31, 2024, the allocation of the purchase price was complete. ScienceIO has not contributed any revenue to the Company’s results of operations from its acquisition date of February 21, 2024 through December 31, 2024. ScienceIO has contributed a loss from continuing operations before income taxes of approximately $12.9 million from its acquisition date of February 21, 2024 through December 31, 2024.

Unaudited Pro Forma Information

Unaudited pro forma revenues and income/(loss) from continuing operations before income taxes, as if the Koha and ScienceIO acquisitions had occurred on January 1, 2023 are as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Revenue	$594,410	$637,283
Income (loss) from continuing operations before income taxes	(216,320)	35,517

For the year ended December 31, 2024, pro forma adjustments consisted principally of amortization of acquired intangibles of $0.4 million, compensation cost contingent upon continued service of $1.9 million, and removal of non-recurring transaction related gains, net of transaction costs of $2.7 million. For the year ended December 31, 2023, pro forma adjustments consisted principally of amortization of acquired intangibles of $2.6 million, compensation cost contingent upon continued service of $12.4 million, and removal of non-recurring transaction related costs of $0.2 million.

2022 Business Combinations

Acquisition of Opargo, LLC

On December 16, 2022, we acquired a 41% additional ownership interest in Opargo, LLC (“Opargo”), increasing our ownership interest to 100%. Opargo is a healthcare scheduling solution that uses artificial intelligence to help practices deliver better patient care, more efficiently, by identifying and scheduling patients who need care the most. The fair value of the newly acquired interest was the cash consideration paid. The previously held equity interest was remeasured to fair value at the acquisition date, resulting in a gain of $4.4 million recognized in other income on the consolidated statements of operations. The base purchase price was $19.4 million, subject to customary net working capital and other adjustments. The consideration paid for Opargo is shown below:

Consideration
(In thousands)	Paid
Cash	$7,982
Note Receivable	7,021
Note Conversion	4,413
Total consideration for Opargo	$19,416

The allocation of the purchase price was finalized during the second quarter of 2023. The final allocation of the fair value of the consideration transferred, as of the acquisition date of December 16, 2022, is shown in the table below. The goodwill is expected to be deductible for tax purposes.

Allocation of
(In thousands)	Fair Value
Accounts receivable, net	$10
Intangible assets	2,400
Goodwill	17,006
Net assets acquired	$19,416

The following table summarizes the estimated fair values of the identifiable intangible assets and their estimated useful lives. The weighted-average amortization period for the acquired Opargo intangible assets is 12.2 years.

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	22	$440
Technology	10	1,960
Total intangible assets		$2,400

Acquisition of Babel Health, Inc.

On March 25, 2022, we acquired Babel Health, Inc. (“Babel Health”), which engages in the business of designing, developing, selling and operating encounter data submission and reconciliation solutions. The base purchase price was $24.0 million, subject to adjustment for cash and net working capital balances, resulting in $24.5 million in cash paid ($24.0 million in net cash after accounting for the existing cash balance). The management platform provides managed healthcare plans with a tailored solution for the risk adjustment claims submission process.

The allocation of the fair value of the consideration transferred, as of the acquisition date of March 25, 2022, is shown in the table below. The fair value of the previously held equity interest was estimated by applying a market approach which represent a Level 1 measurement. The inputs were market participant offers to purchase an ownership interest in Opargo. The allocation of the purchase price was finalized during the fourth quarter of 2022. The goodwill is not expected to be deductible for tax purposes.

Allocation of
(In thousands)	Fair Value
Cash and cash equivalents	$472
Accounts receivable, net	395
Prepaid expenses and other current assets	422
Fixed assets	48
Intangible assets	7,280
Goodwill	17,278
Accounts payable and accrued expenses	(752)
Deferred revenue	(675)
Net assets acquired	$24,468

The following table summarizes the fair values of the identifiable intangible assets and their estimated useful lives. The weighted-average amortization period for the acquired Babel Health assets is 15.9 years.

	Useful Life	Fair Value
Description	(In years)	(In thousands)
Customer Relationships	21	$4,640
Technology	7	2,600
Tradenames	1	40
Total intangible assets		$7,280

The results of operations, financial position and cash flows of Opargo and Babel Health have been included in the Company’s consolidated financial statements since the dates of acquisition.

We incurred $0.5 million of combined acquisition costs for Babel Health and Opargo during the year ended December 31, 2022, which are included in selling, general and administrative expenses on the consolidated statements of operations. The results of operations of Babel Health and Opargo were not material to our consolidated results of operations for the year ended December 31, 2022.

2022 Divestitures

On May 2, 2022, we completed the sale of the HLPP business to Altera Digital Health Inc. (formerly known as Harris Dawn Holdings Inc.), a Delaware corporation (“Altera”), a wholly-owned subsidiary of Constellation Software Inc., an Ontario corporation, pursuant to a purchase agreement (the “Altera Purchase Agreement”), by which Altera purchased substantially all of the assets of the HLPP business. The total consideration for the HLPP business was $670.0 million in cash paid at closing, as no contingent consideration was payable under the terms of the Altera Purchase Agreement. Certain assets relating to the HLPP business were excluded from the transaction and retained by the Company, as described in the Altera Purchase Agreement. In addition, Altera assumed certain liabilities related to the HLPP business under the terms of the Altera Purchase Agreement. We realized a pre-tax loss upon the sale of $10.3 million, which is included in the gain (loss) on sale of discontinued operations on the consolidated statements of operations for the year ended December 31, 2022. The divestiture was treated as a discontinued operation as of June 30, 2022. Refer to Note 19, “Discontinued Operations” for additional information regarding the historical assets, liabilities and results of operations of the HLPP business.

6. Intangible Assets

Intangible assets consist of the following:

	December 31, 2024			December 31, 2023
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
(In thousands)	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Definite-lived intangible assets:
Developed technology	$70,480	$(42,951)	$27,529	$49,660	$(36,353)	$13,307
Customer contracts and relationships	392,595	(341,034)	51,561	392,595	(333,160)	59,435
Registered trademarks	6,000	(4,285)	1,715	6,040	(3,725)	2,315
Total definite-lived intangible assets	$469,075	$(388,270)	$80,805	$448,295	$(373,238)	$75,057

Additions to intangible assets in 2024 resulted from the acquisitions of Koha Health and ScienceIO. Refer to Note 5, “Business Combinations and Divestitures” for additional information regarding these transactions.

Amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Developed technology amortization included in cost of revenue	$4,379	$5,533	$6,785
Intangible amortization included in operating expenses	11,027	8,739	60,884
Total intangible amortization expense	$15,406	$14,272	$67,669

On May 2, 2022, in connection with the divestiture of the HLPP business, we reassessed impairment indicators for our intangible assets. We determined that it was more likely than not that the Allscripts trade name was no longer an indefinite-lived intangible asset due to plans to change the corporate name in the near future. The Allscripts trade name was determined to have a definite life extending through December 31, 2022. In the second quarter of 2022, the Allscripts trade name was reclassified to a definite-lived intangible asset and amortized on a straight-line basis through the remainder of the fiscal year. Amortization expense recognized for the Allscripts trade name was $52.0 million in the year ended December 31, 2022.

Future amortization expense for the intangible assets as of December 31, 2024 is as follows:

Year Ended December 31,	(In thousands)
2025	$14,086
2026	12,841
2027	11,826
2028	10,555
2029	7,132
Thereafter	24,365
Total	$80,805

Impairment losses recognized on intangible assets by business segment were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Provider	$5,716	$—	$2,058
Payer	—	—	—
Life Science	—	—	310
Total intangibles impairment	$5,716	$—	$2,368

During the year ended December 31, 2024, we recognized an impairment of intangible assets of $5.7 million which is recorded in impairment of goodwill and other assets on the consolidated statements of operations. The impairment resulted from loss of a key customer associated with the Koha Health acquisition. The impairment was measured as the full value of the customer relationship asset utilizing the projected cash flows from this asset. Due to the use of unobservable inputs, the fair measurement was a Level 3 measurement. During the year ended December 31, 2022, we recognized impairments of intangibles of $2.4 million due to customer attrition and abandoned technology.

7. Goodwill

As of January 1, 2023, we reassessed our reporting units for goodwill impairment testing and identified four reporting units: Provider, Payerpath, Payer, and Life Science. For segment reporting, Payerpath is included within the Provider reportable segment. As a result of the change in our reporting units, we reallocated goodwill to our new reporting units as of January 1, 2023, applying a relative fair value method. The fair value of each reporting unit exceeded its carrying value, before and after the change. The following table shows the goodwill assigned to each reportable segment as of January 1, 2023, as well as changes in goodwill for the years ended December 31, 2024 and 2023.

			Life
(In thousands)	Provider	Payer	Science	Total
Balance as of January 1, 2023	$434,386	$50,678	$47,576	$532,640
Goodwill adjustment	(119)	(14)	(13)	(146)
Balance as of December 31, 2023	434,267	50,664	47,563	532,494
Additions	74,780	8,112	7,615	90,507
Impairment	(83,300)	(19,000)	-	(102,300)
Balance as of December 31, 2024	$425,747	$39,776	$55,178	$520,701
Accumulated impairment losses at December 31, 2023	$-	$-	$-	$-
Accumulated impairment losses at December 31, 2024	(83,300)	(19,000)	-	(102,300)

In 2024, additions to goodwill resulted from the acquisitions of Koha Health and ScienceIO. Koha Heath’s goodwill of $5.3 million is reported all within the Provider segment. ScienceIO’s technology is expected to benefit each of our business segments. ScienceIO’s goodwill was allocated to our segments as follows: $69.5 million to Provider, $8.1 million to Payer and $7.6 million to Life Science. The allocation basis was a relative fair value method. Refer to Note 5, “Business Combinations and Divestitures” for additional information regarding these transactions.

As of March 31, 2024, a potential impairment indicator was identified resulting from the significant decline in the price of the Company’s common stock. A quantitative test of goodwill was performed which resulted in recognition of impairment losses of $102.3 million. The above table shows the allocation of the impairment to our reportable segments.

The determination of the fair value of a reporting unit is based on a combination of a market approach, which considers benchmark company market multiples, and an income approach, which utilizes discounted cash flows for each reporting unit and other Level 3 inputs. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on sales to new and existing customers, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. These assumptions were based on information available at the measurement date and are subject to change in future periods. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider the Company’s market capitalization in assessing the reasonableness of the fair values estimated for each reporting unit.

As of October 1, 2024 and 2023, our quantitative tests of goodwill for potential impairment identified no impairment losses.

8. Investments

The Company’s investments include equity method investments, equity securities without readily determinable fair values, equity securities at fair value, a private equity fund at net asset value, and available-for-sale debt instruments. For many of these investments, we have a commercial relationship with the investee. The following table summarizes our investment portfolio:

(In thousands)	December 31, 2024	December 31, 2023
Equity securities:
Equity method investments	$36,121	$29,454
Equity securities without readily determinable fair values	50,000	50,575
Equity securities at fair value	4,825	7,480
Private equity fund at net asset value	5,012	5,084
Available-for-sale debt securities:
Convertible notes	6,431	5,864
Commercial paper	—	30,287
Total investments	102,389	128,744
Less: current portion	(3,665)	(30,287)
Total long-term investments	$98,724	$98,457

See Available-for-Sale Debt securities below for the current portion of total investments.

Equity Method Investments

Our equity method investments consisted of companies who are either healthcare providers or provide services to the healthcare sector. We have commercial relationships with two of these investees. One investee is a customer of Veradigm and another is a vendor, refer to Note 22, “Related Parties”. We also held an investment in a venture capital fund that focuses on start-ups in the intersection of artificial intelligence, technology and life science. As of December 31, 2024, the Company had unfunded commitments of $10.5 million to this fund. Refer to Note 21, “Commitments and Contingencies” for our commitments to this fund. We expect this fund to begin liquidation in 2033.

As of December 31, 2024, our ownership percentage for two of our investees was below 20%. The Company applies equity method accounting as it has significant influence over these investees. A member of Veradigm’s management is a member of the Board of Directors of one of the investees which is an indicator of significant influence. The other investee is structured as an LLC which maintains separate capital accounts for all investors, and our ownership is more than minor.

Our proportionate share of equity method investees’ earnings/(loss), which is reported on a one quarter lag, is presented in equity in net loss of unconsolidated subsidiaries, net of tax on our consolidated statement of operations. As of December 31, 2024, the difference between the amount at which these investments are carried and the underlying equity in the investee’s net assets was $12.0 million. This basis difference is not amortized as the difference is attributable to equity method goodwill. As of December 31, 2024, undistributed earnings in equity method investees was $1.9 million.

On a quarterly basis, management assesses both quantitative and qualitative indicators of potential impairment. No quoted market prices are available for these investments. For the year ended December 31, 2024, we recorded an impairment of $5.1 million on one investment which is presented within equity in net loss of unconsolidated subsidiaries, net of tax on our consolidated statement of operations. Impairment indicators identified in this investee were ongoing operating losses, negative cash flows and the need to raise additional funding. Impairment was measured using a valuation model which applied a market approach using comparable public companies and a discount for lack of marketability. The fair value determined was consistent with a valuation received from the investee and a quoted pre-money valuation in an investor presentation regarding a potential funding round. This fair value is a Level 3 measurement due to significant unobservable inputs.

Equity Investments Without Readily Determinable Fair Values

We hold equity investments in private companies without readily determinable fair values. We have a commercial relationship with one of these investees who is a customer. Refer to Note 22, “Related Parties”. The Company has elected the measurement alternative under ASC 321-10-35-2 for equity investments without readily determinable fair values. Under this alternative, these investments are measured at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. At each reporting period, the Company evaluates whether there are observable price changes or indicators of impairment that would require an adjustment to the carrying value of these investments.

In the first quarter of 2023, one of our investees was acquired by a third party. At the closing date, we received cash proceeds of $13.7 million, representing the first installment of the purchase price, and common stock warrants in the acquirer valued at $0.5 million. In June 2024, we received the final installment of the cash proceeds of $23.6 million. For the year ended December 31, 2023, we realized a gain on sale of this investment of $6.6 million which is recognized in other income (expense), net on our consolidated statement of operations.

In 2023, we invested $50 million in the preferred stock of a private company for a 27.6% ownership interest. Ownership percentages greater than 20% often result in significant influence. However, in this case, the preferred shares were not deemed in-substance common stock, and we do not have any other indicators of significant influence which would result in equity method accounting. Therefore, the carrying value of this investment represents the cost of our initial investment.

Management performs a quarterly assessment of equity investments without a readily determinable fair value for indicators of potential impairment. The factors we consider in assessing impairment include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations, and the issuer’s subsequent or planned raises of capital. For the years ended December 31, 2024, 2023 and 2022, we recognized impairment losses on these investments of $0.6 million, $4.4 million, and $6.9 million, which are presented in impairment of long-term investments in our consolidated statement of operations. Impairment losses were primarily related to one investee, which experienced adverse business and regulatory conditions, resulting in declining revenues and higher operating losses. The impairment losses were measured using market multiples which is a level 3 measurement. As of December 31, 2024, the carrying value of this investment was zero as it had been fully impaired. As of December 31, 2024, cumulative impairments totaled $22.7 million.

Equity Securities at Fair Value

We hold equity securities of two publicly traded companies, third party warrants, and a simple agreement for future equity (“SAFE”) which are measured at fair value. For our publicly traded securities, there are no restrictions on our sale of these investments. Fair value of these securities is observable based upon the closing market prices at the end of each reporting period. Refer to Note 10, “Fair Value Measurement” for the method of estimating fair value for the third-party warrants. For the agreement for future equity, we determined that the acquisition cost was representative of fair value, absent any observable transactions. Refer to Note 23, “Subsequent Events”, for additional information on this security.

For the years ended December 31, 2024 and 2023, unrealized gains/(losses) on the securities were $(2.7) million and $(0.9) million, respectively, and are recorded in other income (expense), net on our consolidated statement of operations.

Private Equity Fund at Net Asset Value

As of December 31, 2024 and 2023, we held an investment in a private equity fund that targets high-growth, innovative companies in the healthcare technology, services, and digital health sectors. This investment is measured at fair value, using net asset value as a practical expedient. We have no unfunded commitments to this fund. We receive periodic distributions from this fund but are unable to sell this investment or withdraw our capital. We expect this fund to commence liquidation between 2027 and 2029, subject to a one or two year extension. For the years ended December 31, 2024, 2023 and 2022, unrealized gains/(losses) on this fund were immaterial.

Available-for-Sale Debt Securities

We have issued convertible notes to two private companies, one of which we hold an equity method investment and is a vendor. As of December 31, 2024, the current portion of total investments was available-for-sale convertible notes with principal payments and interest due within the next 12 months and are presented in prepaid expenses and other assets on the consolidated balance sheets.

As of December 31, 2023, we also held short-term commercial paper with maturities of three months or less, which are presented in cash and cash equivalents on the consolidated balance sheets. Proceeds from sales or maturities of commercial paper totaled $30.0 million and $700.6 million for the years ended December 31, 2024 and 2023, respectively.

These available-for-sale debt securities are measured at fair value with unrealized gains/(losses) recognized in accumulated other comprehensive income (loss) on the consolidated balance sheets. As of December 31, 2024 and 2023, the aggregate fair value of these debt securities was $6.4 million and $36.2 million respectively, and the aggregate amortized cost basis, inclusive of accrued interest, was $7.0 and $36.4 million, respectively. Refer to Note 10, “Fair Value Measurements”, for the measurement for the method of estimating fair value for these securities.

As of December 31, 2024 and 2023, gross unrealized losses on available-for-sale convertible notes was $(0.6) million and $(0.5) million, respectively. As of December 31, 2023, gross unrealized gains on commercial paper was $0.3 million. Refer to Note 13, “Accumulated Other Comprehensive Income” for the amount of net unrealized holding gain or loss on available-for-sale debt securities that has been included in accumulated other comprehensive income and the amount of gains and losses reclassified out of accumulated other comprehensive income into earnings for each reporting period.

As of December 31, 2024 and 2023, we had no allowance for credit losses on our available-for-sale debt securities. One of our available-for sale convertible notes has been in an unrealized loss position since its issuance in December 2022. The unrealized loss arose from the contractual interest rate being a below market rate for issuers with a similar credit standing. The contractual terms do not permit settlement of this note at less than amortized cost. In April 2025, this note was redeemed by the issuer at amortized cost plus accrued interest.

As of December 31, 2024, the future contractual maturity dates of our available-for-sale convertible notes were as follows: $3.2 million in 2025, $0.3 million in 2026, and $2.6 million in 2027.

9. Leases

The Company’s leases primarily consist of real estate operating leases. The leases have remaining lease terms of up to five years, some of which include options to extend the lease for an additional five years or to terminate the lease within one year. Lease costs are included in selling, general and administrative expenses on the consolidated statements of operations. Costs associated with leased assets are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease cost	$4,070	$3,291	$4,876
Short-term lease cost	121	75	-
Sublease income	(629)	(401)	(294)
Total lease cost	$3,562	$2,965	$4,582

Supplemental cash flow information for operating leases is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating cash flows from operating leases	$5,067	$7,219	$6,935
Right-of-use assets obtained in exchange for operating lease obligations	4,702	75	3,205

Further details on the assets and liabilities associated with our operating lease assets and liabilities, as well as key assumptions in their measurement, are shown in the table below:

(In thousands, except lease term and discount rate)	Balance Sheet Classification	December 31, 2024	December 31, 2023
Right-of-use assets - operating leases	Other long-term assets	$10,205	$9,138
Current operating lease liabilities	Other current liabilities	4,515	3,478
Long-term operating lease liabilities	Other long-term liabilities	8,050	8,861
Weighted-average remaining lease term (in years)		2.7	3.5
Weighted-average discount rate		4.5%	3.7%

The future maturities of our operating lease payments, including lease and non-lease components, are shown in the table below. The maturities are calculated using foreign currency exchange rates in effect as of December 31, 2024.

December 31, 2024
(In thousands)	Operating Leases
2025	$4,950
2026	4,883
2027	3,094
2028	180
2029	184
Thereafter	50
Total lease payments	13,341
Imputed interest	(776)
Total lease liabilities	12,565
Current lease liabilities	(4,515)
Long-term lease liabilities	$8,050

In 2022, we recorded $4.9 million in noncash impairments of right-of-use assets resulting from the abandonment of certain leased spaces. The impairments were measured using broker quotes of current market rents for comparable properties which is a Level 3 measurement.

10. Fair Value Measurements

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

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3: Unobservable inputs that are supported by little or no market activities. These inputs are developed using the best information available, including internal data.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The determination of fair value involves the use of appropriate valuation methods and relevant inputs into valuation models.

Recurring Fair Value Measurements

We have financial assets and liabilities that are measured at fair value on a recurring basis, which include commercial paper, certain debt and equity securities, and derivative instruments.

Commercial paper, with maturities of three months or less, are measured at fair value each period with changes in unrealized gains/(losses) reported in accumulated other comprehensive income on the consolidated balance sheets. These fair value measurements represent level 2 measurements. These securities are classified as cash equivalents on the consolidated balance sheets as they are readily convertible to cash.

Available-for-sale debt securities are measured at fair value each period, along with a bifurcated derivative asset related to embedded contingent conversion features. A probability weighted cash flow model was utilized to estimate the fair value of available-for-sale debt securities and the bifurcated derivative asset. Significant unobservable inputs in the fair value measurement were the discount rate and probability and timing of a change in control or other liquidity event. These fair value measurements are level 3 measurements. Fair value measurement adjustments of available-for-sale debt securities are recognized in accumulated other comprehensive loss in the consolidated balance sheets. Fair value measurement adjustments of the bifurcated embedded derivatives are recognized in other income (expense), net on the consolidated statements of operations.

Equity securities which are measured at fair value consist of publicly traded securities, an agreement for future equity, and a warrant. The publicly traded securities are level 1 measurements while the other equity securities are level 3 measurements. The agreement for future equity was measured at fair value as the price paid upon acquisition with no observable changes subsequent to the initial valuation. A Black-Scholes model was utilized to measure the fair value of the warrants. Significant unobservable inputs in the warrants level 3 measurements consist of the projected volatility of the issuer’s common stock and a discount for lack of marketability. Fair value measurement adjustments of equity securities are recognized in other income (expense), net on the consolidated statements of operations.

Our Convertible Notes contain an embedded contingent put feature which is a derivative instrument measured at fair value on a recurring basis. Fair value was measured using a lattice model to estimate the fair value with key inputs being the probability and timing of exercise of the put feature. These fair value measurements are level 3 measurements as it relies on unobservable inputs. Fair value measurement adjustments of the bifurcated embedded derivatives are recognized in other income (expense), net on the consolidated statements of operations.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the respective balance sheet dates, along with their measurement level in the fair value hierarchy.

	Balance Sheet	December 31, 2024				December 31, 2023
(In thousands)	Classifications	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
Commercial paper	Cash and cash equivalents	$—	$—	$—	$—	$—	$30,287	$—	$30,287
Convertible notes	Investments	—	—	6,431	6,431	—	—	5,864	5,864
Equity securities	Investments	1,313	—	3,512	4,825	3,957	—	3,523	7,480
Derivative assets	Other long-term assets	—	—	303	303	—	—	195	195
Total assets		1,313	—	10,246	11,559	3,957	30,287	9,582	43,826
Derivative liabilities	Other long-term liabilities	—	—	1,124	1,124	—	—	—	—
Total liabilities		$—	$—	$1,124	$1,124	$—	$—	$—	$—

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(In thousands)	Available-for-Sale Debt Securities: Convertible Notes	Equity Securities	Derivative Assets	Derivative Liabilities
Fair value as of December 31, 2022	$2,965	$3,000	$—	$—
Additions	2,870	528	165	—
Fair value adjustments recognized in earnings	—	(5)	30	—
Fair value adjustments in other comprehensive income	(340)	—	—	—
Accrued interest recognized in interest income	369	—	—	—
Fair value as of December 31, 2023	$5,864	$3,523	$195	$—
Additions	—	—	—	2,648
Fair value adjustments recognized in earnings	—	(11)	108	(1,524)
Fair value adjustments in other comprehensive income	(4)	—	—	—
Accrued interest recognized in interest income	571	—	—	—
Fair value as of December 31, 2024	$6,431	$3,512	$303	$1,124

During the years ended December 31, 2024 and 2023, there were no transfers into or out of Level 3.

Non-Recurring Fair Value Measurements

We have certain investments and other assets, which are measured at fair value on a non-recurring basis for impairment tests, and may be recorded at fair value if an impairment loss is recognized. The fair value measurements of our cryptocurrency holdings are Level 1 measurements as crypto assets are traded in active public markets.

Fair value measurements are used in valuing assets and liabilities acquired in business combinations, refer to Note 5 “Business Combinations and Divestitures”. These fair value measurements are determined by use of a valuation model using an income approach to estimate the fair value of tradenames and customer relationships. A relief from royalty method was applied to estimate the fair value of the acquired tradenames with the key input being the royalty rate and forecasted revenue. For the customer relationship valuation, the key inputs were the discount rate, along with forecasted revenue and attrition rates. For deferred compensation, the discount rate was the key input. A replacement cost model was utilized to value acquired developed technology. Key inputs to the valuation model used to measure fair value of developed technology were replacement labor costs and an obsolescence factor. These fair value measurements are all considered Level 3 measurements due to the subjective nature of the unobservable inputs used.

Fair value measurements are also utilized in assessing impairment of goodwill, intangible assets and other long-lived assets. These are Level 3 measurements. Refer to Note 6 “Intangible Assets”, Note 7 “Goodwill”, and Note 8 “Investments”.

Other Fair Value Measurements

We also perform fair value measurements on our Convertible Notes for disclosure purposes. As of December 31, 2024 and 2023, the fair value of our Convertible Notes was $234.2 million and $207.9 million, respectively, and the related carrying value was $226.9 million and $205.2 million, respectively. This fair value is deemed a Level 2 measurement as the valuation utilized observable transactions in inactive markets to value the Convertible Notes.

11. Debt

Convertible Notes

On December 9, 2019, we issued $200.0 million aggregate principal amount of Convertible Notes in a private offering. The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 0.875% per year, payable semiannually in arrears on January 1 and July 1 of each year. The Convertible Notes mature on January 1, 2027, unless earlier repurchase, or converted in accordance with their terms prior to such date. The aggregate net proceeds of the Convertible Notes were $195.0 million after deducting the initial purchasers’ discount. The proceeds were utilized to repay outstanding borrowings under our Senior Secured Credit Facility (as defined below) and the cost of a capped call transaction described below.

In December 2019, we entered into privately negotiated capped call transactions to reduce the potential dilution to our Common Stock upon any conversion of Convertible Notes, or offset any cash payments required in excess of the principal amount of the converted Convertible Notes upon conversion of the Convertible Notes, in the event that the market price of Common Stock is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the Convertible Notes of approximately $13.32 per share of Common Stock and was subject to certain adjustments under the terms of the capped call transactions), with such reduction or offset subject to a cap based on the cap price of the capped call transactions. The cap price of the capped call transactions was initially $17.5875 per share of Common Stock, representing a premium of 75% above the last reported sale price of $10.05 per share of Common Stock on December 4, 2019, and was subject to certain adjustments under the terms of the capped call transactions. The capped call transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of Common Stock that underlie the Convertible Notes.

On December 20, 2019 we issued an additional $18.0 million in aggregate principal amount of the Convertible Notes (the “Option Notes”) pursuant to a partial exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Option Notes had the same terms as the Convertible Notes previously described and were issued pursuant to the same Convertible Notes Indenture. The net proceeds from the sale of the Option Notes totaled $17.5 million after deducting debt issuance costs. In connection with the initial purchasers’ exercise of their option to purchase the Option Notes, we entered into additional privately negotiated capped call transactions (the “additional capped call transactions”) with each of the option counterparties. On December 20, 2019, we used $1.4 million of the net proceeds to pay the cost of additional capped call transactions and the remainder to repay additional outstanding borrowings under our Senior Secured Credit Facility.

The Convertible Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding July 1, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended December 31, 2019 (and only during such calendar quarter), if the last reported sale price of Common Stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Trading Price Trigger”); (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Common Stock and the conversion rate on each such trading day; or (3) upon the occurrence of certain corporate events as specified in the indenture governing the Convertible Notes (the “Convertible Notes Indenture”). On or after July 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing conditions. Upon conversion, under the Convertible Notes Indenture, Veradigm is required to pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at Veradigm’s election, in amounts determined in the manner set forth in the Convertible Notes Indenture. During the quarter ended December 31, 2022, the Trading Price Trigger occurred; however, no holders elected to convert any of the Convertible Notes during the quarter ended March 31, 2023.

The initial conversion rate for the Convertible Notes was 75.0962 shares of Common Stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $13.32 per share of Common Stock. The initial conversion price of the Convertible Notes represented a premium of approximately 32.5% to $10.05 per share last reported sale price of Common Stock on December 4, 2019. Under the Convertible Notes Indenture, the conversion rate was subject to adjustment upon the occurrence of certain specified events, but would not be adjusted for any accrued and unpaid interest. In addition, under the Convertible Notes Indenture, upon the occurrence of a “make-whole fundamental change”, Veradigm is required to, in certain circumstances, increase the conversion rate by a number of additional shares of Common Stock for a holder that elects to convert its Convertible Notes in connection with such “make-whole fundamental change”. The number of shares of Common Stock by which the conversion rate would be increased is determined based on the date on which the “make-whole fundamental change” occurs or becomes effective, and the price paid or deemed to be paid per share of our Common Stock in such “make-whole fundamental change”. No additional shares would be added to the conversion rate in the event that the price paid or deemed to be paid per share of our Common Stock in such “make-whole fundamental change” is greater than $50.00 per share of our Common Stock.

On February 5, 2024, Veradigm Inc. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (the “Trustee”), entered into the first supplemental indenture (the “First Supplemental Indenture”) to the Convertible Notes Indenture, between the Company and Trustee, to amend and supplement the provisions of the Convertible Notes Indenture. The First Supplemental Indenture increased the number of shares of common stock to be issued upon conversion in connection with make-whole fundamental changes (with a cap on the number of additional shares that would be added to the conversion rate in the event that the price paid or deemed to be paid per share of our Common Stock in such “make-whole fundamental change” is greater than $35.00 per share of our Common Stock), added put options, and other features. The Company determined that the change in the fair value of the embedded conversion option immediately following the First Supplemental Indenture was greater than 10% of the carrying value of the Convertible Notes immediately prior to the First Supplemental Indenture. Accordingly, the First Supplemental Indenture was accounted for as a debt extinguishment and the Company recognized the Convertible Notes (on such amended terms) at fair value, wrote-off the Convertible Notes (on their original terms) and recognized a debt extinguishment loss of $15.0 million. As of December 31, 2024, the maximum number of shares of common stock that can be issued upon exercise of the conversion option in the Convertible Notes is 27.9 million shares. We may not redeem the Convertible Notes prior to the maturity date, and no sinking fund is provided for the Convertible Notes.

The Company assessed the embedded features and determined that certain features, including the contingent put feature upon an event of default, met the definition of a derivative instrument and required bifurcation. Refer to Note 14, “Derivative Financial Instruments” for further information on this embedded derivative instrument.

The First Supplemental Indenture also provided biannual repurchase rights at the option of the holders of the Notes beginning on January 1, 2025, at the accreted prices shown in the table below. If the holders do not elect the redemption option, a premium of 120.718% will be paid upon maturity of the notes on January 1, 2027. The premium to be paid at maturity is accreted using the effective interest rate method over the contractual term of the Convertible Notes and recognized in interest expense on the consolidated statements of operations

Repurchase Price
Repurchase Date	as a % Principal
January 1, 2025	106.039%
July 1, 2025	109.512%
January 1, 2026	113.113%
July 1, 2026	116.846%
January 1, 2027	120.718%

In 2024, the Company’s delisting from the Nasdaq constituted a make-whole fundamental change under the Indenture. In connection with the foregoing, each of the privately negotiated capped call arrangements, previously executed in connection with the Convertible Notes, was terminated. As a part of such termination, the Company received an aggregate of approximately 912 thousand shares of common stock.

The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default, including cross acceleration to certain other indebtedness of Veradigm and its subsidiaries, either the Trustee under the Convertible Notes Indenture or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the unpaid principal of the Convertible Notes and accrued and unpaid interest, if any, thereon immediately due and payable. Upon the event of bankruptcy, the Convertible Notes are mandatorily redeemable.

In 2025, the Company repurchased $207.9 million of the Convertible Notes. Following the repurchase, $20 thousand in aggregate principal amount of Convertible Notes remain outstanding under the Convertible Note Indenture. Refer to Note 23 “Subsequent Events” - Convertible Notes.

Senior Secured Credit Facility

In 2022, we entered into a Third Amended and Restated Credit Agreement (“Senior Secured Credit Facility)”, amending and restating our previous credit facility.

On November 20, 2023, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022. The Credit Agreement provided for a $700 million revolving loan, with a maturity date of April 29, 2027, and required the Company to deliver quarterly and annual financial statements to the lenders. The First Amendment provided a relief period during which the Company had additional time to furnish its financial statements for the fiscal quarters and fiscal years ending on or prior to September 30, 2024. Until all required financial statements have been delivered and the Company elects to terminate such relief period, the First Amendment required the Company to comply with certain additional covenants, including a requirement to maintain minimum liquidity of $450 million and a maximum total gross leverage ratio of 3.0:1.0, and provides for a new condition to borrowing that the Company’s consolidated cash balance does not exceed certain maximum amounts. The First Amendment also permits the Company to use management projected financial statements for purposes of financial testing.

On January 31, 2024,the Company entered into the Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022, The Credit Agreement provided for the Company’s $700 million revolving loan, with a maturity date of April 29, 2027 and an uncommitted incremental credit facility in a fixed amount of $350 million and an unlimited additional ratio-based amount so long as the senior secured net leverage ratio of the Company does not exceed 2.50:1.00, and required the Company to deliver quarterly and annual financial statements to the lenders. The Second Amendment (i) reduced the aggregate commitment of the revolving loan from $700 million to $400 million, (ii) reduced the maximum incremental credit facility amount to a fixed amount of $200 million and eliminated the ratio-based amount and (iii) provided the Company with an additional relief period during which the Company had additional time to furnish its financial statements for the fiscal quarters and fiscal years ending on or prior to September 30, 2024. Until all required financial statements have been delivered and the Company elects to terminate such additional relief period, the Second Amendment (i) included a minimum liquidity covenant applicable to the Company during such relief period (reduced from $450 million to $350 million), and (ii) applied the highest pricing category in the leveraged-based pricing grid in the Credit Agreement during the relief period. The Second Amendment also continued to permit the Company to use management projected financial statements for purposes of financial testing.

On March 29, 2024, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022. The Third Amendment (i) provided the Company with an additional relief period during which the Company had additional time to furnish its financial statements for the fiscal quarters and fiscal years ending on or prior to December 31, 2024, and (ii) included a reduction in the Total Gross Leverage Ratio financial covenant in the event that 75% or more of the Company’s 0.875% Convertible Notes due 2027 outstanding on the date of the Third Amendment are redeemed. Until all required financial statements have been delivered and the Company elects to terminate the relief period, the Third Amendment (i) continued to apply the minimum liquidity covenant applicable to the Company but reduces the covenant requirement from $350 million to $75 million and modified the definition of liquidity to (x) exclude the aggregate undrawn commitment under the Credit Agreement and (y) deduct the aggregate principal amount of Convertible Notes outstanding at any time, (ii) included an updated borrowing condition during the relief period requiring the consolidated cash balance to not exceed, (x) if such borrowing occurs prior to the repayment of 75% or more of the aggregate principal amount of the Convertible Notes outstanding on the date of the Third Amendment, $400 million, and, (y) otherwise, $250 million (updated from the $400 million threshold applying anytime any 2027 Convertible Notes are outstanding), (iii) applied a $40 million aggregate cap on certain acquisitions, investments, restricted payments and prepayments of restricted junior debt baskets during such relief period, (iv) restricted access to Senior Secured Net Leverage Ratio based investments, restricted payments and prepayments of restricted junior debt baskets during such relief period, and (v) applied the highest pricing category in the leveraged-based pricing grid in the Credit Agreement during the relief period. The Third Amendment also continued to permit the Company to use management projected financial statements for purposes of financial testing.

On August 27, 2024, the Company provided notice to JPMorgan Chase Bank, N.A., as administrative agent, to terminate the Third Amended and Restated Credit Agreement and all Commitments (as defined therein) thereunder, to avoid the occurrence of an Event of Default (as defined therein) as a result of the Company’s failure to timely furnish the required financial statements in accordance with the terms of the Third Amended and Restated Credit Agreement. This termination became effective on August 30, 2024. No amounts were outstanding on the Credit Agreement at the date of termination. The Company recognized a loss on debt extinguishment of $2.6 million, representing unamortized debt issuance costs, at the termination date. The Company incurred no termination fees in connection with this transaction.

As of December 31, 2024 and 2023, our outstanding debt, excluding lease obligations, consisted of the following as of:

	December 31, 2024		December 31, 2023
($ In thousands)	Principal	Carrying Value	Principal	Carrying Value
Convertible Notes	$207,911	$229,090	$207,911	$207,911
Senior Secured Credit Facility	—	—	—	—
Unamortized discount & debt issuance costs		(2,146)		(2,736)
Net carrying amount		226,944		205,175
Less: Debt payable within one year		(154,714)		(205,175)
Total long-term debt, less current maturities		$72,230		$—

As of December 31, 2024, the holders of our Convertible Notes have the semi-annual redemption rights commencing on January 1, 2025. As of December 31, 2024, $72.2 million of the Convertible Notes was classified as non-current based on the Company’s intent and ability to refinance on a long-term basis. In June 2025, the Company received $72.2 million of proceeds from issuance of a $75 million term note with a maturity date of 2030. Refer to Note 23 “Subsequent Events” for additional information regarding the Company’s debt arrangements after December 31, 2024.

As of December 31, 2023, the Convertible Notes were classified as current as the Company was not in compliance with certain covenants stipulated in the Convertible Notes Indenture. The Company was able to remedy the event of default by paying additional interest on the Convertible Notes for a period of time in 2023. As of December 31, 2023, the remedy period had lapsed and the holders of the Convertible notes had the ability to declare the Convertible Notes due and payable immediately. As part of the First Supplemental Indenture in February 2024, all events of default that existed immediately prior to the execution of the First Supplemental Indenture were waived. Refer to Note 14 “Derivative Financial Instruments” for disclosure of the fair value of the bifurcated embedded derivative instruments associated with the Convertible Notes.

Interest expense consisted of the following for the periods presented:

	Year Ended December 31,
(In thousands except percentages)	2024	2023	2022
Coupon interest	$2,747	$3,463	$4,050
Amortization of discounts and debt issuance costs	3,101	1,831	2,304
Accretion of repurchase premium	9,197	—	—
Total interest expense	$15,045	$5,294	$6,354
Effective interest rate	7.24%	2.55%	3.06%

For the year ended December 31, 2024, amortization of discounts and debt issuance costs included $1.5 million of accelerated amortization associated with the reduction of our borrowing capacity of our Senior Secured Credit Facility. Issuance costs associated with the Senior Secured Credit Facility were amortized over the contractual term of this facility, with the unamortized balance written off upon early termination of this facility.

Interest expense related to the Convertible Notes consisted of the following for the periods presented:

	Year Ended December 31,
(In thousands except percentages)	2024	2023	2022
Coupon interest	$1,819	$2,209	$1,819
Amortization of discounts and debt issuance costs	989	912	912
Accretion of repurchase premium	9,197	—	—
Total interest expense related to the Convertible Notes	$12,005	$3,121	$2,731
Effective interest rate	5.77%	1.50%	1.31%

For the year ended December 31, 2023, the Convertible Notes coupon interest was higher than the prior year as additional interest was payable for a six-month period due to an event of default resulting from the Company’s failure to file its audited financial statements for the year ended December 31, 2022 with the lenders. As of December 31, 2024, no events of default existed.

Future Debt Payments

The following table shows the contractual future debt payments, inclusive of the premium payable at the debt maturity date:

(In thousands)	Total	2025	2026	2027	2028	2029
Convertible Notes	$250,986	$—	$—	$250,986	$—	$—
Total debt	$250,986	$—	$—	$250,986	$—	$—

Refer to Note 23 “Subsequent Events” for further information on the repurchase of substantially all of the Convertible Notes in 2025.

12. Stockholders’ Equity

Preferred Stock

The Company has 1.0 million shares of preferred stock authorized for issuance, with a par value of $0.01 per share. As of December 31, 2024 and 2023, no preferred shares were issued or outstanding. The rights and privileges of these shares will be determined upon issuance.

On February 26, 2024, the Company entered into a stockholder rights agreement (the “Rights Agreement”) with Broadridge Corporate Issuer Solutions, LLC (“Broadridge”) as rights agent, which was originally scheduled to expire at the Close of Business (as defined in the Rights Agreement) on February 26, 2025. Also on February 26, 2024, Veradigm’s board of directors declared a dividend of one right (a “Right”) for each outstanding share of common stock to stockholders of record at the close of business on March 8, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at an exercise price of $50.00 per Right, subject to adjustment. On May 10, 2024, the Company and Broadridge entered into Amendment No. 1 to Stockholder Rights Agreement, which amended and restated clause (iv) of the definition of “Beneficial Owner” under the Rights Agreement. Refer to Note 23, “Subsequent Events”, for amendments of the Rights Agreement after December 31, 2024.

Common Stock

The Company has 349.0 million shares of common stock authorized for issuance, with a par value of $0.01 per share. Shares of common stock issued were 282.3 million and 281.4 million as of December 31, 2024 and 2023, respectively. Shares of common stock outstanding were 108.2 million at both December 31, 2024 and 2023.

Our Convertible Notes may be converted into cash, common stock or a combination of cash and common stock at the option of the holders. Refer to Note 11, “Debt” for further information regarding the Convertible Notes and embedded conversion option, including the Trading Price Trigger. As of December 31, 2024, no Convertible Notes had been converted into common stock.

Warrants

On December 31, 2020, we issued unregistered warrants to a commercial partner, as part of a new and expanded commercial relationship, pursuant to which the warrant holder has the right to purchase 1.5 million shares of our common stock at an exercise price of $9.82 per share (the closing price of the common stock on the date definitive agreements with respect to the new and expanded commercial relationship were executed), subject to customary anti-dilution adjustments. The warrants vested in four equal annual installments of 375,000 shares, from December 31, 2020 through December 31, 2023. The warrants expire on December 31, 2026, and become void if certain specified changes to the parties’ commercial relationship occur. The warrants were issued and sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act and rules promulgated thereunder and corresponding provisions of state securities laws. The commercial partner is an “accredited investor” as defined in Rule 501(a) under the Securities Act. The warrants are not actively traded and were valued based on an option pricing model that used observable and unobservable market data for inputs. The warrants were valued at $12.4 million and were amortized over the three-year vesting period ending December 31, 2023. The amortization expense was recognized as reduction to revenue, up to the amount of revenue recognized from this customer, with any excess recorded as stock compensation expense. On March 20, 2023, the commercial partner exercised its vested warrants to purchase 1,125,000 shares of common stock on a cashless basis, which resulted in the issuance of 328,898 shares of common stock based on a price per share of $13.88 calculated in accordance with the agreement governing the warrants. As of December 31, 2024 and 2023, there were 375,000 of these warrants outstanding.

On June 30, 2016, we issued to a commercial partner, as part of an overall commercial relationship, unregistered warrants to purchase (i) 0.9 million shares of our common stock, at a price per share of $12.47, (ii) 1.0 million shares of our common stock at a price per share of $14.34 and (iii) 1.1 million shares of our common stock at a price per share of $15.59, in each case subject to customary anti-dilution adjustments. The warrants vested in four equal annual installments of 750,000 shares beginning in June 2017 and expire in June 2026. Our issuance of the warrants was a private placement exempt from registration pursuant to Section 4(a)(2) under the Securities Act. These warrants are not actively traded and were valued based on an option pricing model that used observable and unobservable market data for inputs. The warrants were valued at $11 million and were amortized into earnings over the four-year vesting period. On December 30, 2020, the commercial partner exercised its warrants to purchase 900,000 shares on a cashless basis. Based on a price per share of $14.18, which was calculated in accordance with the agreement, it resulted in a delivery of 108,533 shares. As of December 31, 2024 and 2023, the remaining outstanding warrants consisted of 1.0 million $14.34 warrants and 1.1 million $15.59 warrants.

Treasury Shares

On January 24, 2022, the Board approved a stock purchase program (the “2022 Program”) under which we could repurchase up to $250.0 million of our common stock, with no termination date. The 2022 Program replaced all prior stock repurchase plans. During 2022, we repurchased 12.9 million shares of our common stock under the 2022 Program for a total of $234.2 million. On January 11, 2023, we announced that the Board approved a common stock purchase program (the “2023 Program”) under which we may repurchase up to $250.0 million of our common stock, with no termination date. The 2023 Program replaced the 2022 Program. Repurchased shares are held as treasury shares for future use, including employee stock plans or reissuance. No repurchases occurred in 2023 or 2024. During this period 328,898 shares of treasury stock were reissued upon the exercise of outstanding warrants. Treasury shares were 174.1 million and 173.2 million as of December 31, 2024 and 2023, respectively.

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

13. Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”) are presented in the tables below. All amounts are shown net of tax.

(In thousands)	Foreign Currency Translation	Available-for-Sale Securities	Derivatives	Total
Balance as of December 31, 2021	$(3,023)	$—	$261	$(2,762)
Other comprehensive (loss) before reclassifications	(854)	—	(172)	(1,026)
Adjustment attributable to the sale of the HLPP business	3,803	—	—	3,803
Losses reclassified from accumulated other comprehensive loss	—	—	(89)	(89)
Net other comprehensive income (loss)	2,949	—	(261)	2,688
Balance as of December 31, 2022	$(74)	$—	$—	$(74)
Other comprehensive income (loss) before reclassifications	49	(3,474)	—	(3,425)
Gains reclassified from accumulated other comprehensive loss	—	3,409	—	3,409
Net other comprehensive income (loss)	49	(65)	—	(16)
Balance as of December 31, 2023	$(25)	$(65)	$—	$(90)
Other comprehensive (loss) before reclassifications	$(29)	$(436)	$—	$(465)
Gains reclassified from accumulated other comprehensive loss	—	242	—	242
Net other comprehensive (loss)	(29)	(194)	—	(223)
Balance as of December 31, 2024	$(54)	$(259)	$—	$(313)

Foreign currency translation gains and losses in AOCI arise from translating the financial statements of a foreign entity whose functional currency is not the U.S. dollar into the reporting entity’s presentation currency. These translation adjustments reflect changes in exchange rates. Following the divestiture of the HLPP business, foreign currency translation gains (losses) are immaterial.

Available-for-sale securities consists of debt securities, which are included in investments, and commercial paper with maturities of three months or less, which are included in cash and cash equivalents, on the consolidated balance sheets. Reclassification adjustments on available-for-sale securities represent realized gains/(losses) which are reported in other income (expense), net on the consolidated statements of operations. We use the specific identification method to determine the cost of the security sold and the amount to be reclassified out of AOCI. For the years ended December 31, 2024 and 2023, proceeds on sales or maturities of commercial paper were $30.0 million and $700.6 million, respectively. For the year ended December 31, 2023, purchases of commercial paper was $748.8 million.

Derivatives consist of forward foreign exchange contracts designated as cash flow hedges. Reclassification adjustments represent gains/(losses) realized upon settlement of these contracts which are classified in cost of revenues, research and development, and selling, general and administrative expenses based on the underlying hedged transaction. Refer to Note 14 “Derivative Financial Instruments” for further details.

Income Tax Effects Related to Components of Other Comprehensive Loss

The Company recognizes and releases the income tax effects related to components of AOCI into earnings in a manner consistent with the recognition and classification of the underlying item that originally gave rise to the other comprehensive income item. The following tables reflect the tax effects allocated to each component of other comprehensive income (loss) (“OCI”):

	Year Ended December 31, 2024
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(29)	$—	$(29)
Adjustments to fair value of available-for-sale securities:
Net gain arising during the period	(588)	152	(436)
Net gain reclassified into income	326	(84)	242
Net change in unrealized gains on available-for-sale securities	(262)	68	(194)
Other comprehensive income (loss)	$(291)	$68	$(223)

	Year Ended December 31, 2023
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$49	$—	$49
Adjustments to fair value of available-for-sale securities:
Net gain arising during the period	(4,681)	1,207	(3,474)
Net gain reclassified into income	4,594	(1,185)	3,409
Net change in unrealized gains on available-for-sale securities	(87)	22	(65)
Other comprehensive income (loss)	$(38)	$22	$(16)

	Year Ended December 31, 2022
(In thousands)	Before-Tax Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(854)	$—	$(854)
Adjustment attributable to the sale of the HLPP business	3,803	—	3,803
Derivatives qualifying as cash flow hedges:
Foreign exchange contracts:
Net gains (losses) arising during the period	(232)	60	(172)
Net (gains) losses reclassified into income	(120)	31	(89)
Net change in unrealized gains (losses) on derivatives	(352)	91	(261)
Other comprehensive income (loss)	$2,597	$91	$2,688

14. Derivative Financial Instruments

Embedded Derivative Instruments

In 2024, upon the execution of the First Supplemental Indenture, we reassessed the embedded features of the Convertible Notes. We concluded that the contingent put feature upon an event of default or fundamental change was not clearly and closely related to the debt host and met the definition of a derivative instrument. We bifurcated this feature and accounted for it separately from the Convertible Notes. The initial recognition of this bifurcated derivative was a noncash transaction of $2.6 million. The fair value of the embedded derivative was determined by use of a binomial lattice model. Significant assumptions used in the valuation model consisted of the probabilities and timing of an event of default or fundamental change. As of December 31, 2024, the fair value of the derivative instrument was $1.1 million and was recorded in other long-term liabilities on the consolidated balance sheets. For the year ended December 31, 2024, the unrealized gain on this derivative instrument totaled $1.5 million and was recorded in other income (expense), net on the consolidated statements of operations.

In 2022, the Company funded a $3.0 million convertible note issued by one of our investees. We assessed the embedded conversion feature as a derivative instrument that was not clearly and closely related to the debt host. We bifurcated the embedded derivative instrument and accounted for it separately from the debt instrument. The initial recognition of this bifurcated derivative is a noncash transaction of $0.2 million. The fair value of the derivative was estimated by use of a probability weighted discounted cash flow model. Significant inputs to the valuation model were the discount rate and the probabilities of a conversion event occurring. The discount rate applied of 8.9% represents the market interest rate at the date of issuance for an issuer with a similar credit rating. The probabilities of a conversion event, such as a change in control of the issuer or liquidity event, were estimated by management at each reporting period. As of December 31, 2024 and 2023, the fair value of the derivative instrument was $0.3 million and $0.2 million, respectively, and recorded in other long-term assets on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, and the changes in fair value recognized in earnings were immaterial.

Refer to Note 10, “Fair Value Measurements” and Note 11, “Debt” for further information on these embedded derivatives.

Warrants

In 2023, we received warrants to purchase common stock in a private company at a fixed price which qualifies as a derivative instrument. Management utilized a Black-Scholes model to estimate the fair value of this derivative. The warrants expire on January 9, 2033. As of December 31, 2024 and 2023, the fair value of this derivative was $0.5 million and was recorded in investments on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, and the quarterly interim periods therein, changes in fair value were immaterial.

Foreign Exchange Contracts

During the years ended December 31, 2024 and 2023, we had no forward contracts outstanding. In 2022, we held non-deliverable forward foreign currency exchange contracts with reputable banking counterparties to hedge a portion of our forecasted future Indian rupee (“INR”) expenses against foreign currency fluctuations between the U.S. dollar and the INR. These forward contracts covered a percentage of forecasted monthly INR expenses over time. As of December 31, 2022, the amount of unrealized loss recognized in accumulated other comprehensive income was $0.2 million. For the year ended December 31, 2022, the unrealized gain reclassified from accumulated comprehensive income was $43 thousand to cost of revenue, $28 thousand to selling, general and administrative expenses and $49 thousand to research and development. In the future, we may enter into forward contracts to initiate hedges.

15. Business Segments

Effective January 1, 2023, we reassessed our reportable business segments due to organizational changes. Our reportable business segments now consist of: Provider, Payer, and Life Science. Previously, the Company reported its results as two segments: Legacy Veradigm and Unallocated Amounts. The change in segment structure was driven by the sale of the HLPP business, realignment of product solutions, and a change in how our Chief Operating Decision Maker (“CODM”) reviews financial performance and allocates resources. This realignment reflects how management now evaluates performance and manages operations. The segment information for the year ended December 31, 2022, has been recast to conform to the current presentation to ensure comparability. Refer to Note 19, “Discontinued Operations” for information regarding the sale of the HLPP business.

The reportable segments were determined based on distinct operating segments where readily available discrete information is provided to the CODM on a regular basis. Our reportable segments are managed separately to offer products and solutions to these sectors within the healthcare industry. We primarily derive our Provider revenue from sales of our proprietary software (either as a direct license sale or under a subscription delivery model), which also serves as the basis for our recurring service contracts for software support and maintenance and certain transaction-related services. In addition, we provide various other customer services, including installation, and managed services, such as private cloud hosting and revenue cycle management. Payer revenue primarily consists of sales of our integrated data systems solutions and related services to key healthcare stakeholders, to help them improve the quality, efficiency and value of healthcare delivery. Life Science revenue consists of our real-world data and research platform and our commercial media business, which partners with life science and other healthcare companies and their respective brand agencies to deliver media, advertising and education to clinicians. Our products and services are primarily offered to customers in the United States. The accounting policies of our reportable segments are the same as the policies described in Note 1, “Basis of Presentation and Accounting Policies”.

Our CODM is our chief executive officer. Our CODM uses revenue and gross profit as the measures of segment performance. Our CODM uses this information to assess performance and compare relative profitability across our segments. The Company does not allocate operating expenses, interest, non-operating income (expense), or income taxes to its operating segments. As such, these items are not included in the measure of segment profitability reviewed by the CODM. The CODM does not review segment information at the asset level, as segment business performance is not highly dependent or correlated to capital investment.

The below table presents our key segment performance measures for each of our reportable segments.

	For Year Ended December 31, 2024
(In thousands)	Provider	Payer	Life Science	Total
Revenue	$473,065	$67,307	$54,038	$594,410
Cost of revenue	231,055	33,927	27,183	292,165
Gross profit	$242,010	$33,380	$26,855	$302,245

	For Year Ended December 31, 2023
(In thousands)	Provider	Payer	Life Science	Total
Revenue	$492,091	$72,279	$61,614	$625,984
Cost of revenue	222,603	33,714	28,160	284,477
Gross profit	$269,488	$38,565	$33,454	$341,507

	For Year Ended December 31, 2022
(In thousands)	Provider	Payer	Life Science	Total
Revenue	$465,927	$56,211	$65,879	$588,017
Cost of revenue	232,758	27,606	19,233	279,597
Gross profit	$233,169	$28,605	$46,646	$308,420

Refer to Note 16, “Revenue from Contracts with Customers”, for disaggregated revenue disclosures. Refer to the consolidated statements of operations for the reconciliation of total segment gross profit, which is consolidated gross profit, to consolidated income before income taxes.

Enterprise-Wide Geographic Disclosures

The following table presents revenues attributed to geographic areas based on the location of the customer for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
United States	$593,711	$625,366	$587,351
All other countries	699	618	666
Total revenue	$594,410	$625,984	$588,017

The following table presents long-lived assets by geographic area based on the physical location of asset. Long-lived assets for this purpose include tangible assets such as fixed assets and right-of-use lease assets.

	December 31,
(In thousands)	2024	2023
United States	$13,399	$12,150
All other countries	1,995	2,427
Total long-lived assets	$15,394	$14,577

16. Revenue from Contracts with Customers

Our primary revenue streams are Provider, Payer and Life Science. Provider revenue consists of revenue derived from software applications for patient engagement and the sale of EHR software to single-specialty and physician practices of all sizes, including related clinical, financial, administrative and operational solutions and services. Payer revenue is primarily derived from contracts with payers for network and processing solutions such as advanced analytics and data-driven solutions, including risk adjustment, quality measurement, and clinical data exchange services. These offerings help health plans improve care quality, close gaps, meet regulatory requirements, and succeed in value-based care models. Life Science revenue is primarily derived from contracts with pharmaceutical companies for three offerings: real-world data, which provides access to comprehensive clinical and claims datasets; real-world evidence, which transforms that data into actionable insights for regulatory and commercial decisions; and targeted digital advertising solutions delivered within provider workflows to optimize brand engagement.

Performance Obligations

A performance obligation is a promise in a contract to transfer control of a distinct product or service to a customer and is the unit of account under ASC 606. A performance obligation is considered distinct when both (i) a customer can benefit from the product or service either on its own or together with other resources that are readily available to the customer and (ii) the promised product or service is separately identifiable from other promises in the contract. Activities related to the fulfillment of a contract that do not transfer control of products or services to a customer, such as contract preparation or legal review of contract terms, are not deemed to be performance obligations.

We generally sell our solutions through contracts with multiple performance obligations where we provide the customer with some combination of (i) software licenses, (ii) support and maintenance, (iii) embedded content such as third-party software and (iv) customer services. Incremental solutions, such as hardware and managed services are also provided based upon a customer’s preferences and requirements. We deem that a customer is typically able to benefit from a product or service on its own or together with readily available resources when we sell such product or service on a standalone basis. Incremental solutions, such as hardware, customer services and managed services, are often negotiated and fulfilled on an independent sales order basis as customer needs and requirements change over the course of a relationship period. In addition, support and maintenance and embedded content are provided on a standalone basis through the renewal process.

Our support and maintenance performance obligations include multiple activities, with the two largest being (i) unspecified product upgrades or enhancements and (ii) technical support. These activities are considered a series of distinct services that are substantially the same, have the same service term, and follow the same measure of progress. Therefore, these activities constitute a single performance obligation which is recognized ratably over the contractual term, during which the customer has continuous access to support and maintenance.

Real World Data contracts consist of discrete clinical and claims datasets, with each dataset representing a distinct performance obligation which is satisfied when transferred to the customer. Real World Evidence contracts consist of customized research projects which represent performance obligations satisfied over time based on project progression. Marketing performance obligations are satisfied as unique impressions are delivered to providers on behalf of customers.

The Company enters into contracts with customers with terms that often times exceed one-year terms and have renewal provisions. The transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied at December 31, 2024 and 2023 consists of any deferred revenue balances, plus any additional amounts to be billed or recognized under the terms of the existing contracts. The Company expects to recognize the revenue associated with those remaining performance obligations throughout the remaining contract term. As of January 1, 2023, deferred revenue was $90.1 million.

Revenue Recognition

The majority of our revenue is recognized over time because a customer continuously and simultaneously receives and consumes the benefits of our performance. The exceptions to this pattern are our sales of perpetual and term software licenses, real-world data and hardware, where we determined that a customer obtains control of the asset upon granting of access, delivery or shipment. Software licenses, related support and maintenance, SaaS, private cloud hosting, and hardware are typically sold under the Provider business segment. Network and processing solutions are typically sold under the Payer business segment, and marketing impressions, Real World Data, and Real World Evidence are sold under the Life Sciences business segment. Customer services revenue is applicable to all business segments depending on the nature of the services provided. The following table summarizes the pattern of revenue recognition for our most significant performance obligations:

Performance Obligation	Revenue Recognition Pattern	Measure of progress
Support and maintenance ("SMA")	Over time	Service Duration – revenue is recognized ratably over the contract term, during which the customer has continuous access to support and maintenance
Software-as-a-service ("SaaS")	Over time	Service Duration – revenue is recognized ratably over the contract term, during which the customer has continuous access to software
Private cloud hosting	Over time	Service Duration – revenue is recognized ratably over the contract term, during which the customer has continuous access to hosting services
Network & processing solutions (transaction volume)	Over time	Satisfied as a series of distinct monthly service periods measured by customer usage volume
Marketing impressions (transaction volume)	Over time	Satisfied as a series of distinct monthly service periods measured by customer usage volume
Software licenses	Point in time	Upon electronic delivery
Hardware	Point in time	Upon shipment
Customer services (including Real-World Evidence, ("RWE")	Over time	Input method (labor hours expended) – revenue is recognized proportionally based on incurred hours as a percentage of completion
Real-World Data ("RWD")	Point in time	Upon delivery of discrete data sets

SMA, SaaS and private cloud hosting performance obligations are deemed to be performance obligations satisfied evenly over time as these are fulfilled as stand-ready obligations to perform customer services, such as those relating to implementation, consulting, training or education, are generally not fulfilled evenly over the contract period, but rather over a shorter timeline where work effort can increase, or decline based upon stages of the project work effort. These customer services are typically quoted to a customer as a fixed fee amount that covers the implementation effort. Satisfaction of service obligations is measured by establishing an approved cost budget with labor hour inputs utilized to gauge percentage of completion of the work effort. Therefore, revenue for our customer services is recognized proportionally with the progress of the implementation work effort.

Network and processing solutions encompass performance obligations such as EDI services, through which patient encounter data is coded and transmitted to payers, and revenue cycle management services. Each of these performance obligations represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer on a monthly basis. Our obligations to customers with respect to these services are satisfied over time, although revenue in each month varies based on variable elements such as volume of transactions processed and customer revenue processed. Marketing impressions are also delivered as a series of distinct services accounting for as a single performance obligations satisfied over time with revenue recognition based on the number of impressions each month.

Software license and hardware performance obligations are deemed to be satisfied at a point in time when control of the software or hardware is transferred to the customer, at which time the customer has the ability to direct the use of and obtain benefit from the asset. RWD performance obligations consist of delivery of discrete data sets to customers. These performance obligations are satisfied at a point in time as each data set is delivered.

We considered the specific implementation guidance for accounting for licenses of intellectual property (“IP”) to determine if point in time or over time recognition is more appropriate. The first step in the licensing framework is to determine whether the license is distinct or combined with other goods and services, as well as to determine whether the license is functional. Our software licensing products are distinct from implementation and other services. Significant contracts are reviewed to determine if the software requires significant customizations or interfaces. In all instances, we determined that we are offering functional IP as compared to a symbolic IP. Functional IP is a right to use IP because the IP has standalone functionality and a customer can use the IP as it exists at a point in time.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers based on when the performance obligation will be satisfied, as we believe this best depicts the amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The tables below present disaggregation of revenue by reportable segments.

	Year Ended December 31, 2024
(In thousands)	Provider	Payer	Life Science	Total
Over time	$460,511	$67,307	$35,933	$563,751
Point in time	12,554	—	18,105	$30,659
Total revenue	$473,065	$67,307	$54,038	$594,410

	Year Ended December 31, 2023
(In thousands)	Provider	Payer	Life Science	Total
Over time	$467,895	$72,279	$36,461	$576,635
Point in time	24,197	—	25,152	49,349
Total revenue	$492,092	$72,279	$61,613	$625,984

	Year Ended December 31, 2022
(In thousands)	Provider	Payer	Life Science	Total
Over time	$457,222	$56,212	$32,640	$546,074
Point in time	8,705	—	33,238	41,943
Total revenue	$465,927	$56,212	$65,878	$588,017

Contract Balances

We invoice our customers based on billing schedules defined by individual sales contracts. Payments are generally due within 30 days. In some cases, the timing of revenue recognition differs from the timing of billings and cash collections. Examples include up front billings for quarterly or annual service periods where revenue is recognized over time, term software licenses for which revenue is recognized up front upon license transfer but billing occurs over time, and certain life science contracts (i.e., RWD and RWE contracts) where billings are defined by contract milestones that do not necessarily align with revenue timing. The timing of revenue recognition, billings and cash collections results in billed and unbilled accounts receivable, contract assets and deferred revenue. Accounts receivable, net includes both billed and unbilled amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Deferred revenue includes billings in excess of revenue recognized. Our contract assets and deferred revenue are reported in a net position on a customer basis at the end of each reporting period. Contract assets are classified as current or long-term based on the timing of when we expect to complete the related performance obligations and bill the customer. Deferred revenue is classified as current or long-term based on the timing of when we expect to recognize revenue. Amounts classified as deferred revenue within current liabilities represent amounts billed or collected in advance that remained unearned at the end of the period and are expected to be recognized as revenue within the next 12 months.

In general, with the exception of fixed fee project-based customer service offerings (such as implementation services), we sell our software licenses on date-based milestone events where control transfers and use of the software occurs on the delivery date, but the associated payments for the software license occur on future milestone dates. In such instances, unbilled amounts are included in contract assets since our right to receive payment is conditional upon the continued functionality of the software and the provision of ongoing support and maintenance. Our fixed fee project-based customer service offerings typically require us to provide the services with either a significant portion or all amounts due prior to service completion. Since our right to payment is not unconditional, amounts associated with work prior to the completion date are also deemed to be contract assets.

As of January 1, 2023, contract assets were $56.6 million. As of December 31, 2024 and 2023, the Company had an allowance for credit losses on accounts receivable and contract assets as shown in the below table:

	December 31,
(In thousands)	2024	2023
Accounts receivable	$52,530	$41,069
Contract assets	3,003	2,624

For accounts receivable and contract assets, we recognize a reserve for credit losses by estimating lifetime credit losses expected to occur. We pool assets with similar risk characteristics and consider current economic conditions when estimating losses. Risks related to contract assets are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment. We utilized a loss rate method to measure expected credit loss for each pool. The loss rate is calculated using a 24-month lookback period of credit memos and adjustments divided by the contract asset balance for the period. We considered economic conditions, including macroeconomic and inflationary trends, internal forecasts, cash collection and credit memos issued during the lookback period when assessing loss rates. Refer to Note 2, “Allowance for Credit Losses”.

Cost to Obtain a Contract

We capitalize all incremental costs of obtaining a contract with a customer to the extent that such costs are directly related to a contract and expected to be recoverable. Our sales commissions and related sales incentives are considered incremental costs requiring capitalization. Capitalized contract costs are amortized over periods ranging from one to six years which represent the initial contract term or a longer period, if renewals are expected and the renewal commission, if any, is not commensurate with the initial commission. We classify such capitalized costs as current or non-current based on the expected timing of expense recognition. The current and non-current portions are included in prepaid expenses and other current assets, and other long-term assets, respectively, on the consolidated balance sheets.

At December 31, 2024 and 2023, we had capitalized costs to obtain contracts of $7.2 million and $7.0 million, respectively, in prepaid expenses and other current assets, and $5.8 million and $7.8 million, respectively, in other long-term assets. During the years ended December 31, 2024, 2023 and 2022, we recognized $9.2 million, $10.4 million and $13.4 million, respectively, of amortization expense related to such capitalized costs, which is included in selling, general and administrative expense on the consolidated statements of operations.

17. Stock Plans

On May 21, 2024, the Board approved the Veradigm Inc. 2024 Stock Incentive Plan (“2024 Plan”). The 2024 Plan is largely based on the Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan (the “Prior Plan”) but included updates to the available shares and awards and other administrative changes. The Prior Plan remains outstanding to govern previously issued awards under the Prior Plan, and the Company may continue to grant awards under the Prior Plan until all shares available for issuance under the Prior Plan have been issued. Under the 2024 Plan, the Company may grant: (i) nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; and (iv) performance units. Subject to the terms and conditions of the 2024 Plan, the number of shares of Common Stock authorized for grants under the 2024 Plan is 5,000,000 shares, plus the number of available shares under the Prior Plan.

As of December 31, 2024, there were 2.6 million shares of Common Stock reserved for issuance for future share-based awards to be granted to any of Veradigm’s employees, officers, directors or independent consultants at terms and prices to be determined by the Board, and subject to the terms of the 2024 Plan and Prior Plan. Refer to Note 23, “Subsequent Events”, for amendments to the 2024 Plan that occurred after December 31, 2024.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of revenue	$1,419	$951	$1,254
Selling, general and administrative expenses	18,218	13,514	25,372
Research and development	4,886	1,783	3,010
Total stock-based compensation expense	$24,523	$16,248	$29,636
Estimated income tax benefit included in the provision for income taxes	1,864	2,206	4,038

Stock-based compensation expense includes noncash expense related to grants of stock-based awards, the fair value of warrants, and cash expense related to the employee discount applied to purchases of Common Stock under our employee stock purchase plan (“ESPP”). No stock-based compensation costs were capitalized during the years ended December 31, 2024, 2023, or 2022. The calculation of stock-based compensation expense includes an estimate for forfeitures at the time of grant. This estimate can be revised in subsequent periods if actual forfeitures differ from those estimates, which are based on historical trends. Total unrecognized stock-based compensation expense related to non-vested awards and options was $18.7 million as of December 31, 2024, and this expense is expected to be recognized over a weighted-average period of 2 years.

We issue service-based awards and performance-based awards with either financial conditions or market conditions in the form of restricted stock units. In 2024, certain awards issued included multiple vesting conditions. A description of each category of awards is presented below.

Service-Based Share Awards

These awards consist of restricted stock units which typically vest over a three- or four-year period commencing on the date of grant subject to continued service with the Company. Upon termination of an employee’s employment, any unvested service-based share awards are forfeited unless otherwise provided in an employee’s employment agreement. Restricted stock units are awarded to directors and vest within one year. We recognize the expense for service-based share awards over the requisite service period on a straight-line basis, net of estimated forfeitures.

Performance-Based Share Awards (Financial Conditions)

These awards consist of restricted stock units. The purpose of such awards is to align management’s compensation with our financial performance and other operational objectives and, in certain cases, to retain key employees over a specified performance period. Awards granted under this category are based on the achievement of various targeted financial measures as defined by the applicable plan document. The awards are earned based on actual results achieved compared to targeted amounts. Stock-based compensation expense related to these awards is recognized over a three-year vesting period under the accelerated attribution method if and when we conclude that it is probable that the performance conditions will be achieved.

Performance-Based Share Awards (Market Conditions)

These awards consist of restricted stock units. The purpose of such awards is to align management’s compensation with the performance of our Common Stock and the peer group relative to the market and based on our Total Shareholder Return (“TSR”). TSR is relative to the performance of a specified peer group over a three-year performance period with a three-year graded vesting period from the grant date. The Compensation Committee of the Board determines the number of awards that will vest considering overall performance achieved at the completion of the three-year performance period. Stock-based compensation expense related to these awards is recognized over the three-year graded vesting period under the accelerated attribution method. We recognize stock-based compensation cost for awards with performance conditions when we conclude that it is probable that the performance conditions will be achieved.

Fair values of the awards were estimated at the grant date using the Monte Carlo simulation model, which incorporates assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and the dividend yield. The method used to estimate expected volatility uses an equal weighting of the implied volatility of our Common Stock and the specified peer group at the date of grant, and the historical volatility of our Common Stock and the specified peer group over the prior three-year period. Assumptions used in estimating grant date values are as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.4% - 4.6%	—	2.91%
Expected dividend yield	0%	—	0%
Expected term	3 years	—	3 years
Expected volatility	55.8%	—	40.5%

In 2023, none of these awards were granted.

Multiple Vesting Condition Share Awards

In 2024, the Company granted restricted stock units with multiple vesting conditions. Vesting occurs on the latest date of two conditions: (i) a service, performance, or market-based condition and (ii) an Exchange Act reporting condition. The Exchange Act reporting condition is defined as the Company (i) becoming current with its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (ii) re-listing our Common Stock on one or more established exchanges or national market systems. Stock-based compensation expense related to these awards is recognized over the longer of the two vesting periods using the accelerated attribution method.

Restricted Stock Units

The following table summarizes the activity for restricted stock units during the periods presented:

	Service-Based	Performance-Based	Total	Weighted-Average
(In thousands, except per share amounts)	Shares	Shares	Shares	Grant Date Fair Value
Unvested restricted stock units as of December 31, 2022	2,854	1,494	4,348	$13.81
Awarded	—	687	687	8.19
Vested	(1,204)	(1,484)	(2,688)	10.54
Forfeited	(141)	(225)	(366)	18.10
Unvested restricted stock units as of December 31, 2023	1,509	472	1,981	15.98
Awarded	7,775	743	8,518	8.74
Vested	(1,008)	(304)	(1,312)	13.82
Forfeited	(367)	(198)	(565)	11.82
Unvested restricted stock units as of December 31, 2024	7,909	713	8,622	$9.54

The weighted-average grant date fair value for restricted stock units granted during the year ended December 31, 2022 was $16.25 per share.

Net Share-settlements

Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of Common Stock. The majority of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ minimum statutory tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended December 31, 2024, 2023 and 2022 were 0.4 million, 0.8 million and 1.6 million, respectively, which were based on the value of the restricted stock units on their respective vesting dates as determined by the respective closing price of Common Stock as of such dates. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

The fair value of share awards vested under the Plan was:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Total fair value of share awards vested	$18,191	$27,286	$47,597

Veradigm Employee Stock Purchase Plan (“ESPP”)

The Company sponsors an ESPP; however, effective March 2023, contributions to the ESPP ceased due to non-timely filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Prior to March 2023, the Company allowed eligible employees to authorize payroll deductions of up to 20% of their base salary to be applied toward the purchase of full shares of Common Stock on the last business day of each offering period. Offering periods under the ESPP were three months in duration and began on each March 1, June 1, September 1, and December 1. Under the ESPP, shares are purchased on the last day of each offering period at a discount of 15% to the fair market value of our Common Stock as reported on Nasdaq based on the lower of the closing price either on the first or last business day of each offering period. Each employee is limited to purchasing shares under the ESPP having a collective fair market value no greater than $25,000 in any one calendar year. The shares available for purchase under the ESPP may be drawn from either authorized but previously unissued shares of Common Stock or from reacquired shares of Common Stock, including shares purchased by us in the open market and held as treasury shares. We treat the ESPP as a compensatory plan in accordance with GAAP. For the year ended December 31, 2022, we purchased 0.5 million shares pursuant to the ESPP.

18. Income Taxes

The following is a geographic breakdown of income (loss) from continuing operations before income tax provision (benefit):

	Year Ended December 31,
(In thousands)	2024	2023	2022
United States	$(218,003)	$56,044	$(63,640)
Foreign	3,091	4,114	932
Income (loss) from continuing operations before income taxes	$(214,912)	$60,158	$(62,708)

The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current tax provision
Federal	$117	$33,970	$20,884
State	923	4,100	332
Foreign	829	1,376	(4)
Total current tax provision	1,869	39,446	21,212
Deferred tax provision
Federal	54,237	(21,288)	(54,545)
State	13,389	(6,841)	(10,474)
Foreign	(3)	(636)	—
Total deferred tax provision (benefit)	67,623	(28,765)	(65,019)
Income tax provision (benefit)	$69,492	$10,681	$(43,807)

Taxes computed at the statutory federal income tax rate of 21% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2024		2023		2022
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
United States federal tax at statutory rate	$(45,132)	(21.0%)	$12,634	21.0%	$(13,169)	(21.0%)
Items affecting federal income tax rate
Research and development tax credits	(3,464)	(1.6)	(3,955)	(6.6)	(3,867)	(6.2)
Change in unrecognized tax benefits	(2,264)	(1.1)	(3,434)	(5.7)	(12,317)	(19.6)
State income taxes, net of federal benefit	(5,320)	(2.5)	3,112	5.2	544	0.9
State net operating losses	—	—	(3,190)	(5.3)	—	—
Compensation	2,905	1.4	1,651	2.7	(850)	(1.4)
Fines and penalties	5	—	7	—	3,150	5.0
Provision to return adjustments	—	—	192	0.3	2,458	3.9
Goodwill	21,483	10.0	4,860	8.1	—
Debt	3,072	1.4	—	—	—	—
Valuation allowance	99,097	46.1	(1,829)	(3.0)	(19,620)	(31.3)
Interest and penalties	1,705	0.8	—	—	—	—
Deferred rate change	(3,858)	(1.8)	—	—	—	—
Other	1,263	0.6	633	1.0	(136)	(0.2)
Income tax provision (benefit)	$69,492	32.3%	$10,681	17.7%	$(43,807)	-69.9%

For the year ended December 31, 2024, the Company recognized an income tax provision on pre-tax operating losses principally due to a nondeductible goodwill impairment and a valuation allowance recognized on substantially all U.S. deferred tax assets, with the exception of some separate company state net operating losses which we believe can be utilized before expiration. For the year ended December 31, 2023, the tax provision was lower than the statutory rate due to research credits and a decrease in the liability for unrecognized tax benefits due to the lapse of the statute of limitations. For the year ended December 2022, the effective tax rate was larger than the statutory tax rate principally due to the release of a valuation allowance on deferred tax assets and a decrease in the liability for unrecognized tax benefits due to the lapse of the statute of limitations.

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2024	2023
Deferred tax assets
Accruals and reserves, net	$9,881	$8,272
Allowance for credit losses	15,036	11,271
Stock-based compensation, net	4,134	1,943
Deferred revenue	24,295	23,060
Operating lease liabilities	2,916	2,601
Net operating loss carryforwards	25,840	16,117
Research and development tax credit	4,329	381
Property and equipment, net	814	959
Capitalized research and development	35,948	23,895
Warrants	2,825	2,692
Federal tax benefits relate to state unrecognized benefits	1,475	2,713
Other	2,560	671
Total deferred tax assets	130,053	94,575
Less: valuation allowance	(101,160)	(342)
Total deferred tax assets	28,893	94,233

Deferred tax liabilities
Prepaid expense	(1,928)	(1,795)
Acquired intangibles, net	(25,764)	(23,009)
Operating right-to-use assets	(3,300)	(3,156)
Total deferred tax liabilities	(30,992)	(27,960)
Net deferred tax assets/(liabilities)	$(2,099)	$66,273

The deferred tax assets (liabilities) are classified on the consolidated balance sheets as follows:

	December 31,
(In thousands)	2024	2023
Non-current deferred tax assets, net	$1,170	$66,273
Non-current deferred tax liabilities, net	(3,269)	—
Non-current deferred tax asset/(liabilities), net	$(2,099)	$66,273

Non-current deferred tax liabilities, net is presented in other long-term liabilities on our consolidated balance sheets.

We had federal net operating loss (“NOL”) carryforwards on a tax-effected basis of $20.1 million and $13.8 million as of December 31, 2024 and 2023, respectively. The federal NOL carryforward includes U.S. NOL carryovers of $9.8 million that do not expire and $10.3 million that expire in varying amounts between 2031 and 2036. The utilization of the federal NOL carryforwards is subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. We also had state NOL carryforwards on a tax-effected basis of $5.9 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. The state NOL carryforwards include $0.9 million that do not expire and $5.0 million that expire between 2029 and 2044. We had federal tax credit carryforwards of $3.6 million on a tax-effected basis as of December 31, 2024, none as of December 31, 2023. We also had state tax credit carryforwards of $0.7 million and $0.5 million on a tax-effected basis as of December 31, 2024 and 2023, respectively, that expire between 2028-2034.

A rollforward of the valuation allowance on deferred tax assets is presented below for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance as of January 1	$(342)	$(4,292)
Additions	(100,818)	—
Deductions	—	3,950
Ending balance as of December 31	$(101,160)	$(342)

For the year ended December 31, 2024, we recognized additions in valuation allowance on deferred tax assets of $100.8 million. This addition was triggered in the fourth quarter of 2024 resulting from thirty-six months of cumulative losses from continuing operations. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including future reversals of existing temporary difference, future taxable income, taxable income in prior carryback years, and tax planning strategies. For the years ended December 31, 2023 and 2022, we released valuation allowances of $4.0 million and $18.5 million, respectively.

GAAP principles prescribe a threshold of more-likely-than-not to be sustained upon examination for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These principles also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Changes in the amounts of unrecognized tax benefits were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance as of January 1	$17,757	$19,237
Increases for tax positions related to the current year	547	625
Decreases for tax positions related to prior years	(153)	—
Increases for tax positions related to prior years	—	2,059
Decreases relating to settlements with taxing authorities	(3,364)	—
Reductions due to lapsed statute of limitations	(3,633)	(4,164)
Ending balance as of December 31	$11,154	$17,757

As of December 31, 2024 and 2023, we had gross unrecognized tax benefits of $11.2 million and $17.8 million, respectively. If the current gross unrecognized tax benefits were recognized, the result would be an increase in our income tax benefit of $9.7 million, $15.7 million and $17.1 million, for the years ended December 31, 2024, 2023 and 2022, respectively, exclusive of accrued interest and penalties. We believe that it is reasonably possible that $1.3 million of our currently remaining unrecognized tax benefits may be recognized by the end of 2025, as a result of a lapse of the applicable statute of limitations.

We recognized interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes on the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Interest and penalties	$(564)	$627	$(1,120)

The amount of interest and penalties included in other long-term liabilities on the consolidated balance sheets is as follows:

	December 31,
(In thousands)	2024	2023
Interest and penalties	$2,162	$2,726

We file income tax returns in the United States federal jurisdiction, numerous states in the United States and a few countries outside of the United States. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. For federal purposes, 2021 to 2024 tax years remain subject to income tax examination by federal authorities. For our state tax jurisdictions, 2022 to 2024 tax years remain open to income tax examination by state tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

19. Discontinued Operations

On May 2, 2022, we sold substantially all of the assets of the HLPP business. The sale of the HLPP business represented a strategic shift that had a major effect on our operations and financial results. As of June 30, 2022, we reported the HLPP business as discontinued operations.

The following table summarizes the major income and expense line items of the HLPP business as reported in the consolidated statements of operations for the year ended December 31, 2022:

Year Ended
(In thousands)	December 31, 2022
Revenue	$279,846
Cost of revenue	188,827
Gross profit	91,019
Selling, general and administrative expenses	57,351
Research and development	32,011
Asset impairment charges	5,250
Amortization of intangible assets	3,538
Loss from operations	(7,131)
Other income (expense), net	9
Loss on sale of discontinued operations	(10,327)
Loss from discontinued operations before income taxes	(17,449)
Income tax provision	(48,969)
Loss from discontinued operations, net of tax	$(66,418)

To help ensure a seamless transition and uninterrupted service continuity, we entered into a transition services agreement (the “TSA”) with Altera, effective as of the sale date and expiring at various dates through December 31, 2027. Under the terms of the TSA we will continue to provide certain support functions categorized in the following cost categories: people; identifiable pass-through provider; research and development; business applications; and shared leases. The TSA fees are based upon market rates and are reflected as selling, general and administrative expenses in the continuing operations section of the consolidated statements of operations. As a result of the fair value analysis calculation of the business applications and shared leases, a net gain of $2.7 million was recorded as of the divestiture date of the HLPP business.

TSA fees received, paid and the receivable and payable to Altera consisted of the following:

	December 31,
(In thousands)	2024	2023
Received and due from Altera:
TSA fees received from Altera	$46,472	$41,177
Receivable from Altera	4,935	3,984
Paid and due to Altera:
TSA fees paid to Altera	8,248	10,088
Payable to Altera	12,292	7,682

20. Earnings (Loss) Per Share

The calculations of earnings (loss) per share are as follows for the periods presented:

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022

Basic earnings (loss) per common share:
Numerator:
Income (loss) from continuing operations, net of tax	$(291,579)	$49,177	$(20,044)
Less: net loss attributable to noncontrolling interest	(37)	—	—
Net income (loss) from continuing operations, net of tax, attributable to Veradigm, Inc.	(291,542)	49,177	(20,044)
Income (loss) from discontinued operations, net of tax	—	—	(66,418)
Net income (loss) attributable to Veradigm, Inc.	$(291,542)	$49,177	$(86,462)
Denominator:
Weighted-average common shares outstanding	108,174	107,383	112,079
Per share:
Basic earnings (loss) from continuing operations per common share	$(2.70)	$0.46	$(0.18)
Basic earnings (loss) from discontinued operations per common share	—	—	(0.59)
Net basic earnings (loss) per common share	$(2.70)	$0.46	$(0.77)

Diluted earnings (loss) per common share:
Numerator (continuing operations):
Income (loss) from continuing operations, net of tax, attributable to Veradigm, Inc.	$(291,542)	$49,177	$(20,044)
Interest expense, net of tax, associated with assumed conversions of convertible notes	—	2,481	—
Income (loss) from continuing operations, net of tax, after the effect of assumed conversions attributable to Veradigm, Inc.	$(291,542)	$51,658	$(20,044)
Numerator (discontinued operations):
Income (loss) from discontinued operations, net of tax	$—	$—	$(66,418)
Denominator:
Weighted-average common shares outstanding	108,174	107,383	112,079
Dilutive effect of restricted stock unit awards, convertible notes and warrants	—	17,237	—
Weighted-average common shares outstanding assuming dilution	108,174	124,620	112,079
Per share:
Diluted earnings (loss) from continuing operations per common share	$(2.70)	$0.41	$(0.18)
Diluted earnings (loss) from discontinued operations per common share	—	—	(0.59)
Net diluted earnings (loss) per common share	$(2.70)	$0.41	$(0.77)

As a result of the loss from continuing operations attributable to Veradigm, Inc. for the years ended December 31, 2024 and 2022, 26.7 million and 15.8 million shares, respectively, of potentially dilutive restricted stock unit awards, Convertible Notes, and warrants were excluded since the inclusion of any stock equivalents would be anti-dilutive.

For the year ended December 31, 2023, 2.4 million shares of potentially dilutive restricted stock unit awards and warrants were excluded from the diluted earnings per share calculation as their effect would be anti-dilutive. Certain unvested restricted stock unit awards were anti-dilutive because the assumed proceeds under the treasury stock method, including unrecognized compensation costs, exceeded the average market price of Common Stock during the period. The warrants were anti-dilutive as their exercise price exceeded the average market price of Common Stock during the period.

Refer to Note 23, “Subsequent Events” for details on the repurchase of Convertible Notes on July 1, 2025 which reduced the number of contingently issuable Common Stock in future periods.

21. Commitments and Contingencies

The Company is party to various contractual arrangements that obligate it to make future payments for goods and services, as well as commitments related to acquisitions and investments.

Unconditional Purchase Obligations

The Company has entered into noncancelable purchase arrangements with suppliers for software licensing, services, telecommunications, and other technology‑related support activities. These obligations generally relate to contracts with terms typically ranging from three to five years. For one strategic vendor, the monthly payments were based upon usage, but the contract requires a minimum spend over the term. Most other agreements require fixed periodic payments over the contract term and are not contingent upon level of activity. The Company believes these commitments are in the ordinary course of business and are aligned with ongoing operational and technology requirements.

These purchase commitments do not meet the criteria for liability recognition as of the reporting date because the underlying goods and services have not yet been received and no obligating event has occurred beyond the binding commitment. The Company will recognize the related expenses in the periods during which the goods or services are consumed.

Acquisitions Commitments

In 2024, the Company acquired Koha Health LLC and Cascade Bio, Inc., doing business as ScienceIO. The Company deferred $10.0 million of the purchase price of ScienceIO which is recorded in other long-term liabilities. In addition, the Company agreed to make certain payments to continuing employees of Koha Health and Science IO, contingent upon continued service. These payments are payable on the first, second and third anniversaries of the respective closing dates of these acquisitions. Refer to Note 5, “Business Combinations and Divestitures”, for further information.

Investments Commitments

The Company is a limited partner in a venture capital fund. As of December 31, 2024, the Company had a commitment to fund additional capital up to a maximum of $10.5 million, as requested by the investee. The timing of this funding is at the investee’s discretion. This commitment expires in October 2028.

Lease Commitments and Debt Obligations

For information on our lease commitments and debt obligations, refer to Note 9, “Leases” and Note 11, “Debt”.

As of December 31, 2024, we had the following other commitments by category:

(In thousands)	Purchases	Acquisitions	Investments	Total
2025	$21,385	$14,718	$3,482	$39,585
2026	6,954	16,782	7,018	30,754
2027	6,954	13,060	—	20,014
2028	3,696	—	—	3,696
2029	2,697	—	—	2,697
Thereafter	3,005	—	—	3,005
Total	$44,691	$44,560	$10,500	$99,751

For the years ended December 31, 2024 and 2023, purchase commitments with fixed periodic payments over the contract term which are not contingent upon levels of service were $20.6 million and $28.2 million, respectively.

Management regularly monitors these commitments as part of its liquidity planning and operations management. As of the date of these financial statements, the Company does not anticipate that these commitments will have a material adverse effect on financial condition or operating results.

Legal Proceedings

In addition to commitments and obligations in the ordinary course of business, we are currently subject to various legal proceedings, including government investigations and claims, that have not been fully adjudicated. We intend to vigorously defend ourselves, as appropriate, in these matters. Significant developments in certain of these matters are described below.

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. The Company’s accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company generally does not accrue for anticipated legal costs and costs but expenses them as incurred.

Government Investigations and Related Civil Litigation

The former Enterprise Information Solutions business (the “EIS Business”) acquired from McKesson Corporation (“McKesson”) on October 2, 2017, is subject to a May 2017 civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York related to the Horizon Clinicals software. In August 2018, McKesson received an additional CID (together with the May 2017 CID, the “McKesson CIDs”), related to the Paragon software. The McKesson CIDs request documents and information related to the certification McKesson obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program. McKesson has agreed, with respect to the McKesson CIDs, to indemnify the Company for amounts paid or payable to the government (or any private relator) involving any products or services marketed, sold or licensed by the EIS Business as of or prior to the closing of the acquisition. In October 2021, the Company received a CID seeking information about its acquisition of the EIS Business from McKesson and the Horizon Clinicals software. McKesson has agreed to assume defense of this CID. In May 2022, the Company completed the sale of substantially all of the assets of its HLPP business to Altera. This divestiture included the sale of the Paragon software; however, the divestiture did not include the sale of the Horizon Clinicals software or liabilities arising from the McKesson CIDs. Veradigm was notified that the U.S. Department of Justice (the “DOJ”) declined to intervene in the qui tam case underlying the investigation in February 2024. On October 17, 2024, McKesson Corporation was served with the complaint; no Veradigm entity was named in that lawsuit.

Practice Fusion, acquired by the Company on February 13, 2018, received in March 2017 a request for documents and information from the U.S. Attorney’s Office for the District of Vermont pursuant to a CID. Between April 2018 and June 2019, Practice Fusion received from DOJ seven additional requests for documents and information through four additional CIDs and three Health Insurance Portability and Accountability Act (“HIPAA”) subpoenas. The document and information requests received by Practice Fusion related to both the certification Practice Fusion obtained in connection with the U.S. Department of Health and Human Services’ Electronic Health Record Incentive Program and Practice Fusion’s compliance with the Anti-Kickback Statute (“AKS”) and HIPAA as it relates to certain business practices engaged in by Practice Fusion. In March 2019, Practice Fusion received a grand jury subpoena in connection with a criminal investigation related to Practice Fusion’s compliance with the AKS. On August 6, 2019, Practice Fusion reached an agreement in principle with DOJ to resolve all of DOJ’s outstanding civil and criminal investigations, including the investigation by the U.S. Attorney’s Office for the District of Vermont, and the Company announced that on January 27, 2020, Practice Fusion entered into a deferred prosecution agreement (the “Deferred Prosecution Agreement”) and various civil settlement agreements, including with the Medicaid programs for each U.S. state, the District of Columbia and Puerto Rico (collectively, the “Settlement Agreements”) resolving the investigations conducted by DOJ and the U.S. Attorney’s Office for the District of Vermont. The Settlement Agreements required Practice Fusion to, among other things, pay a criminal fine of $25.3 million, a forfeiture payment of approximately $1.0 million and a civil settlement of $118.6 million, which includes $5.2 million designated for the state Medicaid program expenditures, all of which, as of December 31, 2020, were paid in full. The Deferred Prosecution Agreement required Practice Fusion to retain an “Oversight Organization” to oversee Practice Fusion’s implementation of certain compliance measures and ongoing compliance efforts. The Deferred Prosecution Agreement expired pursuant to its terms as of April 13, 2023, and DOJ dismissed the related Information effective May 9, 2023.

Practice Fusion and Veradigm subsequently received civil complaints and requests for information pursuant to CIDs from the Attorneys General of several states (together, the “State AG Investigations”). These document and information requests seek various information, including about a clinical decision support alert related to pain management that was sponsored by Purdue Pharma and launched in 2016. Practice Fusion engaged in settlement discussions with the State Attorneys General representing participating states in the quarter ended June 30, 2022, and in the quarter ended September 30, 2022. In addition, certain civil litigation has been filed against Practice Fusion, alleging claims related to Purdue Pharma’s sponsorship of pain management clinical decision alerts to be displayed in Practice Fusion’s EHR.

On January 10, 2024, the Company announced that it had voluntarily disclosed to the Staff of the SEC certain information relating to the investigation by the Audit Committee of the Board (the “Audit Committee”) of matters relating to the Company’s financial reporting, internal controls over financial reporting and disclosure controls (the “Audit Committee Investigation”). As a result, the SEC commenced an investigation regarding this matter. The Company provided additional information based on discussions with the SEC. Refer to Note 23, “Subsequent Events” for developments on this matter which occurred after December 31, 2024.

We cannot predict the eventual scope, duration or outcome of these government investigations, including any potential legal action or other action or whether it could have a material impact on our business, results of operations, financial position or liquidity. We intend to continue cooperating fully with any governmental or regulatory inquiries or investigations related to these matters.

Litigation Matters

Juliet Wells v. Richard J. Poulton, et al. - Plaintiff filed a putative shareholder derivative complaint on behalf of nominal defendant Veradigm Inc. in the U.S. District Court for the Northern District of Illinois on May 30, 2024. Certain of Veradigm’s directors as well as certain former officers are named as defendants. The complaint asserts claims of breach of fiduciary duty, unjust enrichment and insider trading based on allegedly materially false or misleading statements and omissions regarding the Company’s business, financial results and internal controls, including in relation to certain sales of Veradigm securities by certain former officers. Plaintiff seeks damages in an unspecified amount and other relief. The matter has been temporarily stayed until a ruling on defendants’ motion to dismiss the putative securities class action, which is described below.

John M. Erwin v. Veradigm Inc., et al. - Plaintiff filed a putative securities class action complaint against Veradigm and certain of its former officers in the U.S. District Court for the Northern District of Illinois on November 22, 2023. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions regarding the Company’s business, financial results and internal controls. Plaintiff seeks damages in an unspecified amount. The court has appointed the Alameda County Employees’ Retirement Association as the lead plaintiff. After Plaintiff filed a Second Amended Complaint, Veradigm moved to dismiss that complaint on July 28, 2025; Plaintiff’s response brief was filed on October 14, 2025. That motion to dismiss is currently pending before the court. Veradigm disputes Plaintiff’s claims and intends to vigorously defend against this lawsuit. We have not concluded that a loss to the Company is probable in this matter; nor is any possible loss or range of loss reasonably estimable.

Altera Digital Health, Inc. v. Veradigm Inc - Altera filed a complaint against Veradigm in the Delaware Superior Court of New Castle County on August 22, 2024, alleging a single breach of contract claim. Specifically, Section 4.7(b) of the Altera Purchase Agreement (as defined below) states that: “the Financial Statements were derived from (i) the books and records of Parent and (ii) the consolidated financial statements of Parent for the same periods then ending, which were prepared in accordance with GAAP.” Based on public statements made by Veradigm about the restatement of certain of its financial statements, Altera claims that Veradigm is in breach of Section 4.7(b). In total, Altera seeks to recover approximately $50 million in the litigation. Veradigm disputes all of Altera’s claims and intends to vigorously defend against this lawsuit. We have not concluded that a loss to the Altera is probable in this matter; nor is any possible loss or range of loss reasonably estimable. Refer to Note 23, “Subsequent Events” for developments on this matter which occurred after December 31, 2024.

Tony Goodrum v. Veradigm, Inc. – Plaintiffs filed a putative class action complaint against Veradigm in the U.S. District Court for the Northern District of Illinois on June 25, 2025. In a consolidated complaint, plaintiffs alleged that data from a small number of Veradigm’s customers, which includes protected health information belonging to certain patients, was compromised. Based on this, the complaint asserted claims against Veradigm for negligence, breach of contract (with plaintiffs claiming to be third party beneficiaries), and unjust enrichment, all brought on behalf of a purported class of affected plaintiffs. After internal investigation, Veradigm confirmed that an unauthorized party gained access to the network of one of its customers in approximately December 2024 and was able to use credentials taken in that attack to obtain data from a migration storage account used by Veradigm. This incident did not impact Veradigm’s primary network, customer systems actively used by providers, or daily operations. Refer to Note 23, “Subsequent Events” for developments on this matter which occurred after December 31, 2024.

General

The Company is involved in various other litigation, governmental proceedings and claims, not described above, that arise in the normal course of business, none of which is deemed to be individually material at this time. As of December 31, 2024 and 2023, our liability for all legal matters, including those matters described above, where a loss is probable and reasonably estimable, was $33.0 million and $23.1 million, respectively. For the years ended December 31, 2024 and 2023, the Company received insurance recoveries of $5.0 million, and $14.3 million, respectively, related to the Practice Fusion settlement.

In the opinion of our management, the ultimate disposition of pending legal proceedings or claims will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, if one or more of these legal proceedings were resolved against or settled by us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that and subsequent reporting periods could be materially adversely affected. Additionally, the resolution of a legal proceeding against us could prevent us from offering our products and services to current or prospective customers or cause us to incur increased compliance costs, either of which could further adversely affect our operating results. Due to the inherent uncertainty of legal proceedings, we cannot predict the outcome of any of the legal proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

22. Related Parties

The Company conducted business with an outside data center vendor that was considered a related party from May 2022 through December 2023, as a Company executive also served on the vendor’s advisory board during that period. While the vendor was a related party, the Company recorded expenses of approximately $5.5 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively, of which $0.5 million remained accrued as of December 31, 2023.

Certain of our investees qualify as related parties under ASC 850 as the Company engages in transactions with them as a customer or a vendor for software, services, or data. For the years ended December 31, 2024 and 2023, revenue recognized was $6.0 million and $5.8 million, respectively. As of December 31, 2024 and 2023, amounts due from related party investees included in accounts receivable totaled $1.9 million and $0.5 million, respectively. Contract assets for the related party investees totaled $4.7 million and $4.6 million as of December 31, 2024 and 2023, respectively. Expense recognized on related party transactions for the years ended December 31, 2024, 2023, and 2022 was $2.0 million, $1.2 million, and $0.6 million, respectively. Prepaid expenses totaled $1.1 million as of December 31, 2024, and any other outstanding payables or prepayments were immaterial as of both December 31, 2024 and 2023.

Refer to Note 23, “Subsequent Events”, for related party transactions that occurred after December 31, 2024.

23. Subsequent Events

Convertible Notes

During 2025, the Company had an event of default under the First Supplemental Indenture of the Convertible Notes resulting from its failure to timely file its audited financial statements with the lenders for the year ended December 31, 2024. As a result of this default, the Company paid $0.1 million of incremental interest to the lenders.

On June 30, 2025, the Company received a notice from the Trustee that holders of approximately $163.9 million in aggregate principal amount of Convertible Notes (“the Electing Holders”) exercised their right under the Convertible Notes Indenture to require the Company to repurchase their Convertible Notes. On July 1, 2025, the Company repurchased the Convertible Notes held by the Electing Holders for an aggregate amount of approximately $180.2 million, inclusive of principal of $163.9 million, a premium of $15.6 million, and interest to the date of repurchase of $0.7 million.

On September 26, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with a certain holder of Convertible Notes, for itself and on behalf of certain beneficial owners, pursuant to which the Company repurchased $44.0 million in aggregate principal amount of the Convertible Notes for total consideration of $49.5 million, consisting of an amount of cash equal to $1,122.50 for each $1,000 principal amount of Convertible Notes repurchased, plus accrued and unpaid interest. The terms of the Repurchase Agreement were individually negotiated with the holders of the repurchased Convertible Notes. Following this transaction, $20 thousand in aggregate principal amount of Convertible Notes remain outstanding under the Convertible Notes Indenture, which contains biannual repurchase rights at the option of the holders of Convertible Notes.

Stockholder Rights Plan

On February 13, 2025, the Company and Broadridge entered into Amendment No. 2 to the Rights Agreement, which amended and restated the definition of “Passive Investor” under the Rights Agreement. On February 20, 2025, the Company and Broadridge entered into Amendment No. 3, which extended the Final Expiration Time (as defined in the Rights Agreement) to the Close of Business on August 20, 2025, and changed the Exercise Price (as defined in the Rights Agreement) for each one one-thousandth of a share of Series A Junior Participating Preferred Stock from $50.00 to $32.00 (and made other conforming changes to the Rights Agreement). On March 18, 2025, the Company and Broadridge entered into Amendment No. 4, which amended and restated the definitions of “Distribution Time” and “Exempt Person” under the Rights Agreement (and made other related changes to the Rights Agreement). On August 20, 2025, the Company and Broadridge entered into Amendment No. 5, which extended the Final Expiration Time (as defined in the Rights Agreement) to the Close of Business on February 20, 2026, deleted the definition of “Passive Investor” and amended and restated the definition of “Specified Percentage” under the Rights Agreement to increase from 10% to 20% the triggering threshold applicable to persons who are not eligible passive investors. On February 2, 2026, the Company and Broadridge entered into Amendment No. 6, which extended the Final Expiration Time (as defined in the Rights Agreement) to the Close of Business on December 31, 2026.

Cooperation Agreement

On February 20, 2025, Veradigm entered into a Cooperation Agreement with Kent Lake PR LLC, a stockholder of the Company (“Kent Lake”), pursuant to which the Board increased the size of the Board from five to six directors and appointed two new independent directors, Vinit Asar and Louis Silverman, effective February 20, 2025. Subject to the terms and conditions of the Cooperation Agreement, Mr. Garrison resigned from the Board promptly following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and, the Company was required to identify two additional independent directors to join the Board, subject to Kent Lake’s review and good faith approval (such approval not to be unreasonably conditioned, withheld or delayed). Effective March 19, 2025, the Company appointed Jonathan Sacks and Bruce Felt to the Board in satisfaction of this obligation.

Registration Rights and Confidentiality Agreement

On March 18, 2025, and in connection with the appointment of Mr. Sacks to the Board, the Company and Stonehill Capital Management LLC (“Stonehill”), which at the time beneficially owned approximately 19.6% of the outstanding shares of Common Stock of the Company, according to the Schedule 13D filed by Stonehill on February 21, 2025, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of March 18, 2025. Also in connection with the appointment of Mr. Sacks to the Board, the Company, Mr. Sacks and Stonehill entered into a Confidentiality Agreement (the “Confidentiality Agreement”), dated as of March 18, 2025, which, among other things, provided that if the Company holds an annual meeting of stockholders on or before March 18, 2026, the Company must, unless the Board determines that doing so would be inconsistent with its fiduciary duties under applicable law, (i) include Mr. Sacks in its slate of nominees for election as a director of the Company and (ii) list Mr. Sacks in the proxy statement and proxy card for such meeting and recommend that the Company’s stockholders vote in favor of Mr. Sacks.

Impairments

During the first quarter of 2025, the market price of the Company’s common stock declined and management concluded that the decrease in the Company’s market capitalization was an indicator of potential impairment of goodwill and an interim test of goodwill impairment was warranted. As of the date of this filing, our impairment test procedures had not been completed; however, we expect an impairment loss to be recognized. During the first quarter of 2026, the Company impaired in process capitalized software with a cost of $10.0 million as of December 31, 2024. This impairment was triggered by a decision not to pursue completion of these projects. These subsequent events do not affect the Company’s consolidated balance sheets as of December 31, 2024 or December 31, 2023, because the conditions giving rise to these impairments occurred after December 31, 2024.

Separation Agreement

On April 22, 2025, Veradigm and Thomas Langan, the Company’s Interim Chief Executive Officer, President and Chief Commercial Officer, entered into a Separation Agreement (the “Langan Separation Agreement”), pursuant to which Mr. Langan’s employment with the Company terminated effective July 31, 2025 (the “Termination Date”). Subject to Mr. Langan’s continued employment through the Termination Date, his execution and non-revocation of a release of claims in favor of the Company and his continued compliance with the terms of the Langan Separation Agreement, Mr. Langan is entitled to receive (i) $1.4 million, representing an amount equal to 12 months of his base salary plus his target annual bonus, payable in substantially equal installments over a twelve-month period following the Termination Date; (ii) a lump sum cash payment in the amount of $0.4 million, representing a pro-rated annual bonus, based on target performance; (iii) continued health and dental insurance coverage at active employee rates for a period of 12 months following the Termination Date; and (iv) reimbursement by the Company of up to $10 thousand in attorneys’ fees incurred in connection with the review and negotiation of the Langan Separation Agreement.

In addition, subject to the terms of the applicable Company equity incentive plan and award agreement, upon the 60th day following the Termination Date (or, for awards subject to the satisfaction of a performance condition, subject to the satisfaction of such performance condition and upon the satisfaction of such performance condition (but no earlier than the 60th day following the Termination Date), and based on the level of performance achieved), the unvested portions of the stock options, restricted stock units or other equity awards granted to Mr. Langan will vest to the extent that such portions would have vested as of July 31, 2027, had Mr. Langan remained continuously employed by the Company through such date. Except as otherwise set forth in the Langan Separation Agreement, Mr. Langan remains subject to the restrictive covenants set forth in his Employment Agreement, effective February 13, 2018, by and between him and the Company, as well as any non-solicitation, non-interference, non-competition, non-disclosure or other restrictive covenant obligations set forth in any equity award agreement between the Company and Mr. Langan.

Purchase Commitments

On May 27, 2025, the Company executed a one-year extension of a Microsoft contract for software licensing for an aggregate commitment of $10.5 million. Effective December 1, 2025, the Company renewed its agreement with Microsoft for use of its Azure platform by entering into a three-year contract with an aggregate commitment of $90.0 million.

Stock Incentive Plan

On May 20, 2025, the Company’s Board of Directors approved an amendment and restatement of the 2024 Plan, which increased the number of shares of Common Stock authorized for issuance under the 2024 Plan by 6.0 million shares. Following this amendment and restatement, a total of 11.0 million shares of Common Stock were authorized for grant under the 2024 Plan, as amended and restated. On April 1, 2026, the Board approved a second amendment and restatement of the 2024 Plan, which further increased the number of shares authorized for issuance under the 2024 Plan, as amended and restated, by 6.0 million shares. As a result, a total of 17.0 million shares of Common Stock are authorized for grant under the 2024 Plan, as amended and restated, subject to its terms and conditions.

Credit Agreement

On June 18, 2025, Veradigm and Veradigm LLC (together with Veradigm the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Wilmington Savings Fund Society, FSB, as administrative agent (the “Administrative Agent”) and collateral agent (the “Collateral Agent”), and the several banks and other financial institutions or entities from time to time party thereto as lenders, including certain affiliates of Francisco Partners. The Credit Agreement provides for a $100 million senior secured term loan credit facility (the “Term Loan Facility”), consisting of a $75 million initial term loan funded on June 18, 2025, and a $25 million delayed draw term loan facility available until December 18, 2026, each with a maturity date of June 18, 2030. Proceeds from the borrowings under the Credit Agreement were used for repurchase of Convertible Notes.

Interest on the outstanding principal amount of the loans accrues at a per annum rate equal to the Base Rate or the Adjusted Term SOFR Rate, as applicable, each as defined in the Credit Agreement, in each case, plus a margin equal to 7.50% in the case of Term Benchmark Loans or 6.50% in the case of Base Rate Loans, each as defined in the Credit Agreement. Interest on the loans is payable (i) quarterly in arrears in the case of Base Rate Loans and (ii) on the last day of the relevant interest period in the case of Term Benchmark Loans. From the closing date until June 30, 2027, the Company may elect to pay interest in cash or in-kind. After June 30, 2027, the Company will pay interest in cash. In addition, the Company paid closing fees to the lenders equal to 2.00% of the aggregate principal amount of the Term Loan Facility as well as other fees to third parties.

Subject to certain agreed upon exceptions, all obligations under the Term Loan Facility are guaranteed by each of Veradigm’s existing and future direct and indirect material domestic subsidiaries, other than certain excluded subsidiaries (as defined in the Credit Agreement) (the “Guarantors”) pursuant to the Guarantee and Collateral Agreement, dated as of June 18, 2025, among Veradigm, the Company, the Guarantors, and the Administrative Agent and the Collateral Agent.

At the date of issuance of the Credit Agreement, a member of Veradigm’s Board of Directors was an operating partner of another affiliate of Francisco Partners, Francisco Partners Consulting.

Office of the CEO and CEO Appointment

Effective August 1, 2025, following the departure of Mr. Langan, the Company’s Interim Chief Executive Officer, the Company established an Interim Office of the Chief Executive Officer (“OCEO”). The OCEO was comprised of Jay Bhattacharyya, the Company’s Senior Vice President and General Manager of Veradigm Payer, Eric Jacobson, the Company’s Senior Vice President, Deputy General Counsel and Corporate Secretary, and Mr. Westerfield, Interim Chief Financial Officer, and collectively they were designated as the principal executive officers of the Company.

On August 15, 2025, the Board appointed Donald Trigg as the Company’s new Chief Executive Officer, effective as of September 2, 2025 (the “CEO Effective Date”). Mr. Trigg was also appointed as a member of the Board, effective as of the CEO Effective Date. Upon the CEO Effective Date, the OCEO was dissolved, and Mr. Trigg replaced Messrs. Bhattacharyya, Jacobson and Westerfield, who collectively comprised the OCEO, as the principal executive officer of the Company. Following the dissolution of the OCEO, each of Messrs. Bhattacharyya, Jacobson and Westerfield continued in their roles as the Company’s Senior Vice President and General Manager of Veradigm Payer, the Company’s Senior Vice President, Deputy General Counsel and Corporate Secretary and the Company’s Interim Chief Financial Officer, respectively.

Government Investigations and Litigation

Refer to Note 21, “Commitments and Contingencies” for information on government investigations and litigation matters as of December 31, 2024. The following provides subsequent information on these matters.

Altera Digital Health, Inc. v. Veradigm Inc - On June 9, 2025, Veradigm answered Altera’s complaint and asserted counterclaims. Specifically, Veradigm asserted that Altera has breached various contracts between the parties and sought to recover $21.0 million from Altera. Altera responded to Veradigm’s counterclaims on August 22, 2025, and asserted additional claims under the parties’ Transition Services Agreement, for which Altera has identified $8 million in claimed damages. On September 11, 2025, Veradigm responded to Altera’s additional claims, denying liability.

Tony Goodrum v. Veradigm, Inc. - On October 13, 2025, Veradigm reached a class settlement of this matter, later amended under which it agreed to pay $10.5 million to resolve all claims. The court entered a Final Approval Order on March 26, 2026. Veradigm has insurance that is expected to cover the majority of losses in excess of a $2.5 million deductible. Veradigm has also reported this matter to appropriate regulatory authorities on behalf of its covered entity customers, including the U.S. Department of Health and Human Services Office for Civil Rights and various State Attorneys General.

SEC Investigation - On February 20, 2026, the SEC informed the Company that it had concluded its investigation as to the Company and, based on the information available as of the date of the letter, it does not intend to recommend an enforcement action. The letter was issued under the procedures described in Securities Act Release No. 5310, signaling the formal end of the investigation.

Investments

In 2025, the Company received cash proceeds of $27.2 million upon the acquisition of two equity method investees by third parties. In addition, the Company sold an equity security and cryptocurrency, both carried at fair value, for cash proceeds of $5.9 million. On December 31, 2025, the SAFE converted into preferred stock of this investee.

Appointment of Chief Financial Officer

On April 6, 2026, we announced the appointment of Christian Greyenbuhl as the Company’s new Chief Financial Officer, effective as of the later of (a) May 11, 2026, and (b) the first business day following the date that the Company files its Annual Report on Form 10-K for its 2023 and 2024 fiscal years, or as otherwise agreed (such later date, the “CFO Effective Date”). Mr. Greyenbuhl has also been designated as the principal financial officer and the principal accounting officer of the Company, effective as of the CFO Effective Date. On the CFO Effective Date, Mr. Greyenbuhl will replace Mr. Leland Westerfield, who has been serving as the Company’s Interim Chief Financial Officer.

On March 31, 2026, the Company notified Lee Westerfield, the Company’s Interim Financial Officer, principal financial officer and principal accounting officer, that, effective as of the CFO Effective Date, he would no longer be employed by the Company. Pursuant to the agreement entered into between Mr. Westerfield and the Company on December 31, 2025, Mr. Westerfield is entitled to continue receiving base salary compensation through December 31, 2026, subject to his execution of a mutually agreeable consulting agreement with the Company and a non-revocation of a release of claims in favor of the Company.

24. Quarterly Financial Information (Unaudited)

The following tables contain a summary of our unaudited condensed consolidated results of operations for the first through third quarterly periods for the years ended December 31, 2024 and 2023.

	Three Months Ended
	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2024	2024	2024
Revenue	$145,181	$152,821	$146,356
Cost of revenue	72,821	72,334	71,979
Gross profit	72,360	80,487	74,377
Selling, general and administrative expenses	65,662	69,048	77,473
Research and development	26,966	26,927	27,962
Impairment of goodwill and other assets	—	5,716	102,502
Amortization of intangibles	2,784	2,951	2,507
Loss from operations	(23,052)	(24,155)	(136,067)
Loss on debt extinguishment	(2,601)	—	(15,031)
Interest expense	(3,667)	(3,813)	(4,240)
Interest income	3,766	3,993	5,732
Insurance recoveries	—	—	5,000
Other income (expense), net	(896)	(1,899)	(854)
Impairment of long-term investments	(575)	—	—
Loss from continuing operations before income taxes	(27,025)	(25,874)	(145,460)
Income tax benefit (provision)	2,948	1,923	16,987
Income (loss) from consolidating continuing operations, net of tax	(24,077)	(23,951)	(128,473)
Equity in net loss of unconsolidated subsidiaries, net of tax	(336)	(715)	(414)
Net loss	(24,413)	(24,666)	(128,887)
Net loss attributable to noncontrolling interests	24	—	7
Net loss attributable to Veradigm, Inc.	$(24,389)	$(24,666)	$(128,880)

Comprehensive net loss attributable to Veradigm, Inc.	$(24,418)	$(24,669)	$(129,052)

Loss per common share attributable to Veradigm, Inc.:
Basic	$(0.23)	$(0.23)	$(1.19)
Diluted	$(0.23)	$(0.23)	$(1.19)

	Three Months Ended
	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2023	2023	2023
Revenue	$148,806	$173,197	$149,475
Cost of revenue	70,089	73,843	69,744
Gross profit	78,717	99,354	79,731
Selling, general and administrative expenses	51,653	39,381	47,313
Research and development	23,620	23,753	26,209
Impairment of goodwill and other assets	—	—	179
Amortization of intangibles	2,202	2,202	2,212
Loss from operations	1,242	34,018	3,818
Loss on debt extinguishment	—	—	—
Interest expense	(1,462)	(1,365)	(1,232)
Interest income	5,657	5,050	4,149
Insurance recoveries	14,300	—	—
Other income (expense), net	2,053	(2,504)	(1,388)
Impairment of long-term investments	(1,419)	—	(119)
Income from continuing operations before income taxes	20,371	35,199	5,228
Income tax benefit (provision)	(3,732)	(10,137)	(3,545)
Income (loss) from consolidating continuing operations, net of tax	16,639	25,062	1,683
Equity in net loss of unconsolidated subsidiaries, net of tax	(169)	—	(28)
Net income (loss)	$16,470	$25,062	$1,655

Comprehensive net income	$16,519	$24,889	$1,843

Earnings per common share:
Basic	$0.15	$0.23	$0.02
Diluted	$0.14	$0.21	$0.02

The following tables contain a summary of our unaudited condensed consolidated results of operations for the six and nine months ended June 30 and September 30, 2024 and 2023.

	Nine Months Ended	Six Months Ended
(In thousands, except per share amounts)	September 30, 2024	June 30, 2024
Revenue	$444,358	$299,177
Cost of revenue	217,134	144,313
Gross profit	227,224	154,864
Selling, general and administrative expenses	212,183	146,521
Research and development	81,855	54,889
Impairment of goodwill and other assets	108,218	108,218
Amortization of intangibles	8,242	5,458
Loss from operations	(183,274)	(160,222)
Loss on debt extinguishment	(17,632)	(15,031)
Interest expense	(11,720)	(8,053)
Interest income	13,491	9,725
Insurance recoveries	5,000	5,000
Other income (expense), net	(3,649)	(2,753)
Impairment of long-term investments	(575)	—
Loss from continuing operations before income taxes	(198,359)	(171,334)
Income tax benefit (provision)	21,858	18,910
Income (loss) from consolidating continuing operations, net of tax	(176,501)	(152,424)
Equity in net loss of unconsolidated subsidiaries, net of tax	(1,465)	(1,129)
Net loss	(177,966)	(153,553)
Net loss attributable to noncontrolling interests	31	7
Net loss attributable to Veradigm, Inc.	$(177,935)	$(153,546)

Comprehensive net loss attributable to Veradigm, Inc.	$(178,139)	$(153,721)

Loss per common share attributable to Veradigm, Inc.:
Basic	$(1.65)	$(1.42)
Diluted	$(1.65)	$(1.42)

	Nine Months Ended	Six Months Ended
(In thousands, except per share amounts)	September 30, 2023	June 30, 2023
Revenue	$471,478	$322,672
Cost of revenue	213,676	143,587
Gross profit	257,802	179,085
Selling, general and administrative expenses	138,347	86,694
Research and development	73,582	49,962
Impairment of goodwill and other assets	179	179
Amortization of intangibles	6,616	4,414
Loss from operations	39,078	37,836
Loss on debt extinguishment	—	—
Interest expense	(4,059)	(2,597)
Interest income	14,856	9,199
Insurance recoveries	14,300	—
Other income (expense), net	(1,839)	(3,892)
Impairment of long-term investments	(1,538)	(119)
Income from continuing operations before income taxes	60,798	40,427
Income tax benefit (provision)	(17,414)	(13,682)
Income (loss) from consolidating continuing operations, net of tax	43,384	26,745
Equity in net loss of unconsolidated subsidiaries, net of tax	(197)	(28)
Net income (loss)	$43,187	$26,717

Comprehensive net income	$43,251	$26,732

Earnings per common share: (1)
Basic	$0.40	$0.25
Diluted	$0.37	$0.23

The following tables present the unaudited condensed consolidated balance sheets for the first through third quarterly periods for the years ended December 31, 2024 and 2023.

	Quarter Ended
	September 30,	June 30,	March 31,
(In thousands)	2024	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$302,270	$330,722	$343,501
Accounts receivable, net of allowance for doubtful accounts	114,220	120,967	110,919
Contract assets	89,836	86,248	84,379
Prepaid expenses and other current assets	50,561	48,758	67,960
Total current assets	556,887	586,695	606,759
Software development costs, net	70,262	70,304	69,472
Goodwill	520,701	520,701	520,701
Intangible assets, net	84,684	88,563	98,325
Investments	104,857	100,506	100,089
Deferred taxes, net	92,068	88,100	84,755
Other long-term assets	31,843	35,866	35,514
Total assets	$1,461,302	$1,490,735	$1,515,615
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,050	$49,664	$58,684
Accrued expenses	57,800	52,429	57,712
Accrued compensation and benefits	27,426	26,253	20,076
Deferred revenue	112,662	120,353	119,502
Current maturities of long-term debt	151,852	149,026	218,496
Customer advances and refunds payable	15,685	17,121	14,551
Other current liabilities	12,551	12,402	13,053
Total current liabilities	421,026	427,248	502,074
Long-term debt	72,230	72,230	—
Other long-term liabilities	56,744	62,067	63,574
Total liabilities	550,000	561,545	565,648
Commitments and contingencies
Veradigm Inc. stockholders’ equity:
Preferred stock	—	—	—
Common stock	2,822	2,821	2,814
Treasury stock	(1,551,415)	(1,551,415)	(1,551,415)
Additional paid-in capital	1,943,167	1,936,614	1,932,729
Retained earnings	517,052	541,441	566,107
Accumulated other comprehensive loss	(293)	(264)	(261)
Total Veradigm Inc. stockholders’ equity	911,333	929,197	949,974
Noncontrolling interests	(31)	(7)	(7)
Total equity	911,302	929,190	949,967
Total liabilities and equity	$1,461,302	$1,490,735	$1,515,615

Restricted cash presented in cash and cash equivalents	$663	$663	$663

	Quarter Ended
	September 30,	June 30,	March 31,
(In thousands)	2023	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$455,738	$471,200	$453,943
Accounts receivable, net of allowance for doubtful accounts	118,120	116,556	114,902
Contract assets	87,458	86,747	77,380
Prepaid expenses and other current assets	54,679	37,178	49,365
Total current assets	715,995	711,681	695,590
Software development costs, net	70,146	71,866	73,101
Goodwill	532,494	532,494	532,494
Intangible assets, net	78,548	82,114	85,679
Investments	78,740	49,256	49,278
Deferred taxes, net	67,017	52,809	43,821
Other long-term assets	34,174	58,313	61,174
Total assets	$1,577,114	$1,558,533	$1,541,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,486	$33,581	$20,745
Accrued expenses	44,764	50,424	55,954
Accrued compensation and benefits	26,972	25,846	37,751
Deferred revenue	109,928	113,216	116,314
Current maturities of long-term debt	204,947	204,719	204,492
Customer refunds payable	18,089	19,291	17,960
Other current liabilities	12,696	5,089	5,914
Total current liabilities	453,882	452,166	459,130
Other long-term liabilities	57,557	58,488	59,042
Total liabilities	511,439	510,654	518,172
Commitments and contingencies
Veradigm Inc. stockholders’ equity:
Preferred stock	—	—	—
Common stock	2,811	2,804	2,797
Treasury stock	(1,551,415)	(1,551,415)	(1,551,415)
Additional paid-in capital	1,925,293	1,924,023	1,924,004
Retained earnings	688,997	672,527	647,465
Accumulated other comprehensive income (loss)	(11)	(60)	114
Total Veradigm Inc. stockholders’ equity	1,065,675	1,047,879	1,022,965
Total liabilities and stockholders’ equity	$1,577,114	$1,558,533	$1,541,137

Restricted cash presented in cash and cash equivalents	$636	$636	$1,307

The following tables present the unaudited condensed consolidated statements of stockholders’ equity for the first through third quarterly periods for the years ended December 31, 2024 and 2023.

	Three Months Ended
	September 30,	June 30,	March 31,
(In thousands)	2024	2024	2024
Common stock
Balance at beginning of period	$2,821	$2,814	$2,812
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	1	7	2
Balance at end of quarter	$2,822	$2,821	$2,814
Treasury stock
Balance at beginning of period	$(1,551,415)	$(1,551,415)	$(1,551,415)
Balance at end of period	$(1,551,415)	$(1,551,415)	$(1,551,415)
Additional paid-in capital
Balance at beginning of period	$1,936,614	$1,932,729	$1,928,147
Stock-based compensation	6,573	5,867	5,764
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(20)	(1,982)	(1,182)
Balance at end of period	$1,943,167	$1,936,614	$1,932,729
Retained earnings
Balance at beginning of period	$541,441	$566,107	$694,987
Net loss attributable to Veradigm, Inc.	(24,389)	(24,666)	(128,880)
Balance at end of period	$517,052	$541,441	$566,107
Accumulated other comprehensive loss
Balance at beginning of period	$(264)	$(261)	$(90)
Foreign currency translation adjustments, net	(29)	(3)	20
Adjustments to fair value of available-for-sale securities, net of tax	—	—	(191)
Balance at end of period	$(293)	$(264)	$(261)
Noncontrolling interests
Balance at beginning of period	$(7)	$(7)	$-
Net loss attributable to noncontrolling interests	(24)	—	(7)
Balance at end of period	$(31)	$(7)	$(7)
Total Stockholders’ Equity at beginning of period	$929,190	$949,967	$1,074,441
Total Stockholders’ Equity at end of period	$911,302	$929,190	$949,967

	Three Months Ended
	September 30,	June 30,	March 31,
(In thousands)	2023	2023	2023
Common stock
Balance at beginning of period	$2,804	$2,797	$2,794
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	7	7	3
Balance at end of period	$2,811	$2,804	$2,797
Treasury stock
Balance at beginning of period	$(1,551,415)	$(1,551,415)	$(1,556,230)
Exercise of warrants	—	—	4,815
Balance at end of period	$(1,551,415)	$(1,551,415)	$(1,551,415)
Additional paid-in capital
Balance at beginning of period	$1,924,023	$1,924,004	$1,925,205
Stock-based compensation	3,382	3,129	5,891
Common stock issued under stock compensation plans, net of shares withheld for employee taxes	(3,149)	(4,147)	(3,314)
Exercise of warrants	—	—	(4,815)
Issuance of warrants	1,037	1,037	1,037
Balance at end of period	$1,925,293	$1,924,023	$1,924,004
Retained earnings
Balance at beginning of period	$672,527	$647,465	$645,810
Net income	16,470	25,062	1,655
Balance at end of period	$688,997	$672,527	$647,465
Accumulated other comprehensive loss
Balance at beginning of period	$(60)	$114	$(74)
Foreign currency translation adjustments, net	(7)	6	43
Adjustments to fair value of available-for-sale securities, net of tax	56	(180)	145
Balance at end of period	$(11)	$(60)	$114
Total Stockholders’ Equity at beginning of period	$1,047,879	$1,022,965	$1,017,505
Total Stockholders’ Equity at end of period	$1,065,675	$1,047,879	$1,022,965

The following tables contain a summary of our unaudited condensed consolidated statement of cash flows for the three, six and nine months ended March 31, June 30 and September 30, 2024 and 2023.

	Nine Months Ended	Six Months Ended	Three Months Ended
(In thousands)	September 30, 2024	June 30, 2024	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(177,966)	$(153,553)	$(128,887)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,611	23,066	11,501
Noncash rent expense	2,581	1,692	806
Amortization of debt discount, premium and issuance costs	9,436	6,448	3,444
Stock-based compensation expense	18,209	11,643	5,761
Deferred taxes	(26,905)	(22,937)	(19,592)
Provision for credit losses	9,898	5,224	3,026
Loss on debt extinguishment	17,632	15,031	15,031
Impairment of goodwill and other assets and long-term investments	108,793	108,218	102,502
Equity in net loss of unconsolidated subsidiaries	1,465	1,129	414
Other (income) expense, net	(1,377)	(2,060)	(1,240)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	(13,623)	(12,108)	2,007
Prepaid expenses and other assets	(16,816)	(18,273)	(13,798)
Accounts payable	20,996	27,610	36,574
Accrued expenses	6,806	2,117	1,988
Accrued compensation and benefits	(132)	(1,305)	(7,482)
Deferred revenue	(313)	7,378	6,527
Other liabilities	(7,322)	(3,141)	(2,761)
Right-of-use assets - operating leases	(3,341)	(2,207)	(1,083)
Net cash provided by (used in) operating activities	(17,368)	(6,028)	14,738
Cash flows from investing activities:
Capital expenditures	(1,218)	(1,070)	(379)
Capitalized software	(21,895)	(14,844)	(7,060)
Cash paid for business acquisitions, net of cash acquired	(107,259)	(107,259)	(104,047)
Sale of investment	24,152	23,951	—
Purchases of equity securities and other investments	(14,094)	(4,594)	(2,594)
Net cash provided by (used in) investing activities	(120,314)	(103,816)	(114,080)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(3,184)	(3,164)	(1,182)
Payments of debt amendment fees	(1,984)	(1,984)	(1,984)
Payments for capped call transactions	(279)	(279)	(279)
Unused commitment fees on credit facility	(1,202)	(608)	(313)
Net cash provided by (used in) financing activities	(6,649)	(6,035)	(3,758)
Net increase (decrease) in cash and cash equivalents	(144,331)	(115,879)	(103,100)
Cash and cash equivalents, beginning of period	446,601	446,601	446,601
Cash and cash equivalents, end of period	$302,270	$330,722	$343,501

	Nine Months Ended	Six Months Ended	Three Months Ended
(In thousands)	September 30, 2023	June 30, 2023	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$43,187	$26,717	$1,655
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,263	28,734	14,712
Noncash rent expense	2,021	1,351	672
Amortization of debt discount, premium and issuance costs	1,353	902	451
Stock-based compensation expense	13,756	9,796	6,209
Deferred taxes	(29,703)	(15,495)	(6,507)
Provision for credit losses	9,499	6,255	7,789
Impairment of assets and long-term investments	1,717	298	298
Equity method (gains) losses	197	28	28
Other (income) expense, net	(6,336)	(5,311)	(5,384)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable and contract assets, net	(39,398)	(33,879)	(24,392)
Prepaid expenses and other assets	21,222	14,029	1,613
Accounts payable	5,615	2,798	(10,038)
Accrued expenses	5,521	3,913	7,453
Accrued compensation and benefits	(8,967)	(10,093)	1,812
Deferred revenue	19,830	23,118	26,216
Other liabilities	3,757	3,696	3,401
Right-of-use assets - operating leases	(4,987)	(3,280)	(1,605)
Net cash provided by (used in) operating activities	79,547	53,577	24,383
Cash flows from investing activities:
Capital expenditures	(1,826)	(1,625)	(1,253)
Capitalized software	(20,339)	(14,232)	(7,161)
Cash received from business acquisitions	10	10	—
Sale of investment	15,146	14,121	13,701
Purchases of equity securities and other investments	(53,118)	(20,118)	(20,000)
Net cash provided by (used in) investing activities	(60,127)	(21,844)	(14,713)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(10,610)	(7,461)	(3,314)
Unused commitment fees on credit facilities	(972)	(972)	(313)
Net cash provided by (used in) financing activities	(11,582)	(8,433)	(3,627)
Net increase (decrease) in cash and cash equivalents	7,838	23,300	6,043
Cash and cash equivalents, beginning of period	447,900	447,900	447,900
Cash and cash equivalents, end of period	$455,738	$471,200	$453,943

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of error or fraud, if any, within the Company will be detected.

Current Company management, including with the participation and supervision of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting discussed below. Additional information regarding the material weaknesses, and management’s remediation efforts and plans in response thereto, is included below.

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

The Company’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Koha Health LLC (“Koha”) which was acquired on January 1, 2024, and Cascade Bio, Inc., which does business as ScienceIO which was acquired on February 21, 2024. Koha and ScienceIO are included in the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2024 and the related notes. Koha constituted 0.5% of total assets as of December 31, 2024, and 1.4% and (0.8)% of revenues and net loss, respectively, for the year then ended. ScienceIO constituted 0.3% of total assets as of December 31, 2024, and 0.0% and 4.0% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Koha or ScienceIO because of the timing of the acquisition, which was completed on January 1, 2024 and February 21, 2024, respectively. The Company will include these acquisitions in the assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2025.

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

Management, with the participation and supervision of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO Framework”). Following this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024.

o
Management Review Controls: The Company did not consistently maintain effective internal controls over financial reporting over certain complex accounting areas and disclosures, including: (i) application of U.S. GAAP to new and/or complex transactions, including accounting for debt modifications and the assessment of investment classification, impairment, reconsideration events, and related consolidation conclusions, (ii) evidence of review of key inputs and assumptions related to the goodwill impairment analysis, (iii) the review over the income tax provision and (iv) review procedures over the capitalization of software development costs;

o
Revenue Recognition Accounting: The Company did not consistently maintain effective internal controls over financial reporting with respect to revenue and related balance sheet accounts, including the accounting for customer contracts, configuration of certain related systems, and design of control activities over the completeness and accuracy of key reports;

o
Measurement of Expected Credit Losses: The Company did not consistently maintain effective internal controls over financial reporting with respect to the measurement of expected credit losses including controls over the design and review of analyses used to calculate reserves for credit losses on trade receivables;

o
Financial Reporting: The Company did not consistently maintain effective internal controls over financial reporting, including control activities over the completeness and accuracy of key reports, financial statement presentation and disclosures and review of journal entries; and

o
Valuation: The Company did not consistently maintain effective internal controls over financial reporting related to the valuation of convertible notes, including embedded features and certain investments.

The Company’s internal control over financial reporting as of December 31, 2024 has been audited by BDO, an independent registered public accounting firm, which opined that the Company has not maintained effective internal control over financial reporting as stated in its report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Remediation Plan

The Company’s management, with oversight from the Audit Committee, has developed and is working to implement a remediation plan as described in this Form 10-K (the “Remediation Plan”), which it will continue to develop and revise as appropriate. The Remediation Plan is designed to address the identified control deficiencies (including those that rise to the level of a material weakness) and enhance the Company’s overall internal control environment in a timely manner.

The Remediation Plan includes the following steps taken or to be taken by the Company, which are intended to address the specific material weaknesses identified in the Company’s internal controls over financial reporting.

Management Review Controls:

•
hired additional experienced full-time accounting employees and reassigned duties of existing employees within the accounting and finance organization, while continuing to evaluate the need for additional internal resources;
•
engaged a third-party accounting firm with depth of technical accounting expertise for advisory services related to complex accounting areas and disclosures, and to assist with risk assessment, design and validation of controls;
•
engaged a third-party professional services firm with depth of accounting expertise to augment staff accountants and to complement the Company’s accounting and finance organization with respect to revenue and accounting operations;
•
updating management review controls over complex and judgmental accounting areas to enhance requirements for identification, assessment, and documentation of technical accounting reviews considering applicable U.S. GAAP and documentation of accounting conclusions;
•
enhancing management review over key inputs used in financial forecasts and models; and
•
enhancing review procedures over capitalized software development costs.

Revenue Recognition Accounting:

•
updated the Company’s revenue recognition accounting policy;
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

Financial Reporting:

•
updated accounting policies, including with respect to journal entries and account reconciliations;
•
designing and implementing additional internal controls for financial statement disclosure reviews and manual journal entries, including documentation requirements and the Company’s thresholds for secondary management review;
•
enhancing the monitoring and evaluation of key system reports for relevant control activities; and
•
reviewing and enhancing, as appropriate, organizational structure, including roles and responsibilities as well as training and supervision of individuals responsible for creating and reviewing manual journal entries, account reconciliations and financial statement disclosures.

Valuation:

•
designing and implementing controls over fair value measurements for investments and complex financial instruments;

•
enhancing review procedures to evaluate valuation methodologies, key assumptions, significant inputs, and resulting conclusions used in fair value calculations; and
•
implementing additional review protocols over valuations prepared by third‑party specialists.

Company management and the Audit Committee believe that the Remediation Plan will represent significant improvements in the Company’s internal control environment. As the Company continues to evaluate and work to improve the Company’s disclosure controls and procedures and internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify the Remediation Plan. In addition, the material weaknesses noted above cannot be considered remediated until the applicable controls have been fully designed, documented and implemented, and operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. While the Company intends to substantially complete most of its current Remediation Plan in 2027, there can be no assurances that the Company will be able to successfully complete the Remediation Plan within the contemplated timeline or that there will be no changes to the Remediation Plan.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following sets forth the names, ages and business experience of the members of the Board as of the date of this Form 10-K, each of whom is serving until the Company’s next annual meeting of stockholders and until his or her successor is duly elected.

Name	Position with the Company	Age	Director Since
Vinit K. Asar	Director	60	2025
Bruce Felt	Director	68	2025
Susan Rodriguez	Director	62	2023
Jonathan Sacks	Director	52	2025
Louis E. Silverman	Chairman of the Board, Director	67	2025
Dave B. Stevens	Director	64	2016
Donald Trigg	Director, Chief Executive Officer	55	2025
Carol J. Zierhoffer	Director	65	2020

Vinit K. Asar joined the Board in February 2025. He has served as the Executive Chairman of the board of directors of Hanger, Inc. (formerly NYSE: HNGR), a provider of orthotic and prosthetic services (“Hanger”), since May 2023 and as a member of Hanger’s board of directors since May 2012. At Hanger, he served as Chief Executive Officer from May 2012 to May 2023, President and Chief Operating Officer from September 2011 to May 2012, and Executive Vice President and Chief Growth Officer, from December 2008 to September 2011. Mr. Asar came to Hanger from the Medical Device & Diagnostic sector at Johnson & Johnson, having worked at the Ethicon Endo Surgery, Cordis and Biosense Webster franchises, from 1991 to 2008. During his 18-year career at Johnson & Johnson, Mr. Asar held various roles of increasing responsibility in Finance, Product Development, Manufacturing and Marketing and Sales in the United States and in Europe. Prior to joining Hanger, Mr. Asar was the Worldwide Vice President at Biosense Webster, the Electrophysiology division of Johnson & Johnson, responsible for the Worldwide Sales, Marketing and Services organizations. Mr. Asar has served on the board of directors of ZimVie Inc. (NASDAQ: ZIMV), a manufacturer of reconstructive medical implants, since March 2022. Mr. Asar was appointed in satisfaction of the Company’s obligations under the Cooperation Agreement discussed in Part I, Item 1, “Business,” of this Form 10-K.

Among other qualifications, Mr. Asar brings to the Board 30 years of diversified global healthcare leadership experience and experience navigating financial restatement and stock exchange delisting and relisting processes.

Bruce Felt joined the Board in March 2025. He has served as Chief Financial Officer (CFO) at several public companies in the technology space, including most recently at Domo (NASDAQ: DOMO), a cloud software company that specializes in business intelligence tools and data visualization. During his nearly nine-year tenure as CFO, Mr. Felt oversaw the scaling of Domo’s enterprise cloud business and helped take the company public in 2018. Prior to Domo, he served as CFO at SAP SuccessFactors (NASDAQ: SFSF) and FullTime Software (NASDAQ: FTSW), overseeing the sales of both companies. He currently serves on the board of directors of Cambium Networks (NASDAQ: CMBM), including as Audit Committee Chair. Mr. Felt also previously served as lead independent director and Audit Committee Chair at Evolent Health (NYSE: EVH). Mr. Felt was appointed in satisfaction of the Company’s obligations under the Cooperation Agreement discussed in Part I, Item 1, “Business,” of this Form 10-K.

Among other qualifications, Mr. Felt brings to the Board significant financial expertise and more than 40 years of experience in the software industry, and significant experience as an audit committee Chair and member.

Susan Rodriguez joined the Board in February 2023. Since March 2026, Ms. Rodriguez has served as Chief Commercial and Strategy Officer of Monopar Therapeutics Inc. (Nasdaq: MNPR), a clinical-stage biopharmaceutical company. Prior to that, Ms. Rodriguez served as Chief Operating Officer of Avadel Pharmaceuticals PLC, a specialty pharmaceutical company, from May 2025 until it was acquired in February 2026. From May 2020 to May 2024, Ms. Rodriguez served as Chief Commercial Officer at Ardelyx, Inc. (Nasdaq: ARDX), a biopharmaceutical company, where she led the commercial buildout and launched first-in-class medicines into the gastroenterology and nephrology therapeutic segments. From 2014 to 2019, Ms. Rodriguez served as the Chief Executive Officer of Tolmar Pharmaceuticals, Inc., a specialty oncology company. In 2019, she was named President of the branded division upon the formation of the global entity, Tolmar, Inc. Prior to joining Tolmar Pharmaceuticals, Ms. Rodriguez held various leadership positions at Abbott Laboratories (NYSE: ABT) from 1990 until 2014, most recently as Divisional Vice President of Global Marketing. At Abbott, Ms. Rodriguez held a broad range of commercial leadership roles across the neuroscience, cardiovascular, urology, gastroenterology and anti-infective therapeutic areas of Abbott’s pharmaceutical division and its Abbott-Takeja joint venture, TAP. Ms. Rodriguez also serves on the boards of directors of Heron Therapeutics Inc. (Nasdaq: HRTX) and Cuba Emprende Foundation, a non-profit organization.

Among other qualifications, Ms. Rodriguez brings to the Board more than 30 years of experience in the biopharmaceutical industry, serving in a broad range of executive leadership, portfolio strategy, market and business development roles.

Jonathan Sacks joined the Board in March 2025. Mr. Sacks is a Partner at Stonehill, an investment management firm specializing primarily in high yield credit, where he has been for over 20 years. At Stonehill he has led and managed debt and equity investments across many industries including healthcare and software. While at Stonehill, Mr. Sacks has had extensive experience investing in companies undergoing complex transitions such as accounting challenges, delistings, and capital structure changes. Stonehill, through funds it manages on behalf of institutional investors and others, is Veradigm’s largest stockholder. Mr. Sacks was appointed in satisfaction of the Company’s obligations under the Cooperation Agreement discussed in Part I, Item 1, “Business,” of this Form 10-K.

Among other qualifications, Mr. Sacks brings deep financial expertise and strategic insight to the Board.

Louis E. Silverman joined the Board in February 2025. Since February 2014, Mr. Silverman has served as the Chairperson and Chief Executive Officer of privately held Hicuity Health, Inc. (formerly known as Advanced ICU Care, Inc.), a technology enabled healthcare services company providing remote patient monitoring services encompassing multiple practice areas and service lines to acute care and post-acute health systems, smart device manufacturers and distributors and other organizations. From June 2012 through February 2014, Mr. Silverman served as a consultant and board advisor to private equity investors and operating companies involved in the healthcare information technology and technology enabled healthcare services sectors. From September 2009 through June 2012, Mr. Silverman was Chief Executive Officer of Marina Medical Billing Services, Inc., a revenue cycle management company serving emergency room physicians nationally. From September 2008 through August 2009, Mr. Silverman served as President and Chief Executive Officer of Qualcomm-backed healthcare start-up LifeComm LLC. From August 2000 through August 2008, Mr. Silverman served as the President and Chief Executive Officer of Quality Systems, Inc. (now known as NextGen Healthcare Inc. (formerly Nasdaq: NXGN)), a developer of medical and dental practice management and patient records software. From 1993 through 2000, he served in multiple positions, including Chief Operations Officer of CorVel Corporation (Nasdaq: CRVL), a publicly traded national managed care services/technology company.

Since November of 2022, Mr. Silverman has served as a director at Insight Molecular Diagnostics Inc. (Nasdaq: IMDX), a healthcare and life sciences developer that focuses on the development and commercialization of diagnostic tests. His prior public company board experience includes Questcor Pharmaceuticals, Inc. (formerly Nasdaq: QCOR), a biopharmaceutical company, where he served from 2009 to 2014, and STAAR Surgical Company (Nasdaq: STAA), a developer, manufacturer and marketer of implantable lenses and delivery systems for the eye, where he served from 2014 to 2022.

Among other qualifications, Mr. Silverman brings to the Board extensive experience serving as a healthcare executive and as a board member of healthcare IT and services companies.

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

Donald Trigg is the Company’s Chief Executive Officer and a member of the Board. His biographical information is included in Part I, Item 1, “Business,” of this Form 10-K.

Mr. Trigg brings more than two decades of healthcare technology leadership experience.

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

Corporate Governance

Audit Committee

The Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Since March 2025, Mr. Felt has served as Chair of the Audit Committee. The other members of the Audit Committee are Mr. Stevens and Ms. Zierhoffer. Although our Common Stock is no longer listed on Nasdaq, each member of the Audit Committee is independent under applicable rules of Nasdaq and the SEC for audit committee membership, including the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of Mr. Felt and Ms. Zierhoffer qualifies as an “audit committee financial expert” as defined under applicable SEC rules.

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

Delinquent Section 16(a) Reports

The Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers have been timely satisfied since January 1, 2023, except as previously disclosed in the 2022 Form 10-K.

Executive Officers

The information concerning our executive officers required by this Item is incorporated by reference from Part I, Item 1, “Business” of this Form 10-K, under the heading “Information about our Executive Officers.”

Insider Trading Policy

The Company has adopted an insider trading policy that governs purchases, sales and any other dispositions of the Company’s securities by the Company’s directors, officers and employees and by the Company itself. The Company believes that this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as, although our Common Stock is no longer listed on Nasdaq, the Nasdaq listing standards. A copy of the Veradigm Inc. Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

Compensation of Directors

The Compensation Committee is responsible for reviewing and approving the compensation program for the Company’s non-employee directors. The Company utilizes a combination of cash and equity as a way to attract and retain qualified directors.

Cash Compensation

In each of 2024 and 2023, the annual retainer paid to the Company’s non-employee directors was $60,000, payable in equal quarterly installments. Non-employee directors also received a retainer of $2,000 per meeting for attendance at Board meetings in excess of ten per year, and $1,500 for attendance at each committee meeting. Each non-employee director of the Company is also reimbursed for expenses incurred when attending Board and committee meetings and other Board-related activities.

In 2023, the Chairman of the Board received an additional annual retainer in the amount of $100,000, payable in equal quarterly installments. Mr. Garrison was appointed Executive Chairman of the Board effective December 7, 2023. In that role during 2024 he received $87,500 per month. During 2024 Ms. Zierhoffer was paid an annual retainer of $25,000, payable quarterly, for serving as Lead Independent Director. In each of 2024 and 2023, each Chairman of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee (“Nominating Committee”) received an additional annual retainer of $25,000, $25,000, and $15,000, respectively, for the director’s service as Chairman of the respective committees, payable in equal quarterly installments. Each member of the Audit Committee, Compensation Committee, and Nominating Committee also received an additional annual retainer of $2,500 per committee served. All of the foregoing payments are pro-rated for the dates of applicable service. In connection with his appointment as Executive Chairman in December 2023, Mr. Garrison became entitled to an annual base salary of $1,000,000.

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

Equity Compensation

Under the Company’s stock incentive plans, the Company’s non-employee directors were eligible to receive equity awards in the form of stock options, restricted stock, or restricted stock units (“RSUs”) at the discretion of the Board or the Compensation Committee. Annual director equity awards have historically been granted after the Company’s annual meeting of stockholders to coincide with the commencement of director terms; however, in 2023, no equity awards were granted to the Company’s non-employee directors. In 2024, the Board resumed its annual grant practice and awarded the Company’s non-employee directors RSUs with a grant date fair value of $400,000, which reflected the 2023 and 2024 annual grants of $200,000, which was consistent with the Company’s prior annual grant values. Because the 2024 RSUs represented compensation for 2024 and 2023 service, 50% of the RSU grant vested immediately, and the remaining 50% vested on the first anniversary of the grant date, subject to earlier vesting upon a change of control of the Company. If a non-employee director retired from the Board prior to the first anniversary of the grant date, a pro-rata portion of the RSUs would vest based on the time elapsed from the grant date to the date of retirement.

Director Compensation - 2024 and 2023

The following tables show information regarding the compensation earned during 2024 and 2023 by the Company’s non-employee directors who served on the Board during the year. The compensation paid to Messrs. Garrison and Poulton and Dr. Ho is shown in the table entitled “Summary Compensation Table – 2024, 2023 and 2022” and the related explanatory tables in the “Executive Compensation” section below. Messrs. Garrison and Poulton and Dr. Ho did not receive any additional compensation for their service as members of the Board while serving as executive officers.

Director Compensation - 2024
Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	All Other Compensation ($)	Total ($)
Elizabeth A. Altman (3)	93,500	400,007	—	493,507
Jonathan J. Judge (3)	120,000	400,007	—	520,007
Susan Rodriguez (4)	94,388	400,007	—	494,395
Dave B. Stevens	127,000	400,007	—	527,007
Carol J. Zierhoffer	131,386	400,007	—	531,393

Director Compensation - 2023
Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	All Other Compensation ($)	Total ($)
Elizabeth A. Altman (3)	108,000	—	—	108,000
Jonathan J. Judge (3)	86,000	—	—	86,000
Susan Rodriguez (4)	52,200	—	—	52,200
Dave B. Stevens	106,500	—	—	106,500
Carol J. Zierhoffer	87,785	—	—	87,785
(1)
This column reports the amount of cash compensation earned by each director during the year indicated for his or her Board and committee service. As described above, non-employee directors may elect to convert all or a portion of their cash compensation into fully-vested DSUs. None of the non-employee directors elected to do so in 2023 or 2024.
(2)
In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of RSU awards granted to non-employee directors during 2024, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (“FASB ASC Topic 718”). The grant date fair value of RSUs is measured based on the closing fair market value of the Common Stock on the date of grant. As noted above, the amounts granted in 2024 represent annual RSU grants for 2024 and 2023 service. Mr. Judge resigned from the Board on February 14, 2025 and, per the terms of the director RSU agreement, he vested in a pro rata portion of his outstanding 2024 RSU grant based on his number of days of service.
(3)
Ms. Altman resigned from the Board effective January 28, 2025 and Mr. Judge resigned from the Board effective February 14, 2025.
(4)
Ms. Rodriguez was appointed to the Board effective February 17, 2023.

The aggregate number of equity awards outstanding as of December 31, 2024 for each of the Company’s non-employee directors is as set forth below. As of December 31, 2023, none of our then-serving non-employee directors had outstanding equity awards with respect to the Company.

Name	Number of Shares Subject to Outstanding RSUs as of 12/31/2024
Elizabeth A. Altman	21,053
Jonathan J. Judge (1)	21,053
Susan Rodriguez	21,053
Dave B. Stevens	21,053
Carol J. Zierhoffer	21,053

(1)
Mr. Judge had 21,053 RSUs as of December 31, 2024, but pursuant to the terms of the applicable award agreement, only 15,516 shares subject to the RSUs vested in connection with his resignation from the Board on February 14, 2025.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the Company’s executive compensation philosophy and program, the decisions the Compensation Committee made with respect to the Company’s executive compensation program for 2024 and 2023, and the factors that the Compensation Committee considered in making those decisions. The Compensation Committee has the principal responsibility for establishing, implementing and monitoring the Company’s executive compensation program in accordance with the Company’s executive compensation philosophy and what the Compensation Committee believes to be best practices with respect to executive compensation. This Compensation Discussion and Analysis focuses on the compensation of the Company’s named executive officers (our “NEOs”). Unless otherwise indicated, references to NEOs in this Compensation Discussion and Analysis refer to the NEOs for the applicable year.

During 2024, our NEOs and the titles each held were:*

•
P. Gregory Garrison, Executive Chairman (through December 7, 2024);
•
Tom Langan, Chief Executive Officer (“CEO”);
•
Dr. Shih-Yin Ho, Interim CEO (through June 7, 2024);
•
Leland Westerfield, Interim Chief Financial Officer;
•
Tejal Vakharia, Senior Vice President & General Counsel; and
•
Lisa Hammond, Chief Human Resources Officer.

During 2023, our NEOs and the titles each held were:*

•
P. Gregory Garrison, Executive Chairman;
•
Dr. Shih-Yin Ho, Interim CEO;
•
Richard Poulton, CEO (through December 6, 2023);
•
Leland Westerfield, Interim Chief Financial Officer;
•
Leah Jones, Chief Financial Officer (through December 6, 2023);
•
Tejal Vakharia, Senior Vice President & General Counsel; and
•
Lisa Hammond, Chief Human Resources Officer.

* On December 6, 2023, Mr. Poulton and Ms. Jones each resigned at the request of the Board from their positions as CEO and Chief Financial Officer, respectively, effective immediately, and Dr. Shih-Yin Ho was appointed as the Company’s Interim CEO and Leland Westerfield was appointed as the Company’s Interim Chief Financial Officer. Effective December 7 , 2023, Mr Garrison was appointed Executive Chairman. Effective June 7, 2024, Dr. Ho stepped down as Interim CEO and from the Board following the expiration of her term of service as Interim CEO, and Mr. Langan was appointed as Interim CEO of the Company. Effective December 7, 2024, Mr. Garrison stepped down as Executive Chairman but remained a member of the Board. Effective July 31, 2025, Mr. Langan stepped down as Interim CEO and the Company established an Interim Office of the Chief Executive Officer (“OCEO”), effective August 1, 2025, comprised of Jay Bhattacharyya, the Company’s Senior Vice President and General Manager of Veradigm Payer, Eric Jacobson, the Company’s Senior Vice President, Deputy General Counsel and Corporate Secretary, and Lee Westerfield, the Company’s Interim Chief Financial Officer. Effective September 2, 2025, Donald Trigg was appointed as CEO, replacing the members of the OCEO, who continued service with the Company in their previous roles. Effective the date after filing this Form 10-K, Christian Greyenbuhl was appointed Chief Financial Officer, replacing Leland Westerfield who continues to provide services to the Company as a consultant. Tejal Vakharia separated from the Company effective April 30, 2026. Effective November 3, 2025 Tally Baker was appointed Chief Human Resources Officer, replacing Lisa Hammond who separated from the Company. Please see the discussion below under “Management Transitions” for a summary of the compensation arrangements that were entered into in connection with these transitions .

Restatement and Related Management Changes

As previously disclosed, the Board reached a determination that the Company’s consolidated financial statements and related disclosures for the Affected Periods should no longer be relied upon. See “Risk Factors” for definition of Affected Periods. The Company has determined that no amounts are recoverable as a result of these restatements from any current or former executive officers under the operative clawback policy (as described below) in effect with respect to the periods in question.

Also as previously disclosed, the Audit Committee independently conducted the Audit Committee Investigation, which investigated other matters relating to the Company’s financial reporting, internal controls over financial reporting, and disclosure controls. In addition, as a result of the Audit Committee Investigation, on December 6, 2023, Mr. Poulton and Ms. Jones each resigned at the request of the Board from their positions as Chief Executive Officer and Chief Financial Officer, respectively. Mr. Poulton also stepped down from the Board, effective December 6, 2023, Ms. Jones served the Company as a consultant working outside the Finance organization for an initial period of six months, which was subsequently extended to twelve months and has now expired.

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
•
Provide long-term incentive compensation opportunities through equity awards, a significant portion of which are performance-based;
•
Provide executive compensation levels and structures that are both competitive in the executive market and internally equitable; and
•
Align the Company’s executive compensation with the Company’s financial performance in order to incentivize the creation of sustainable value for the Company’s stockholders.

In implementing the Company’s compensation philosophy, the Compensation Committee considered financial and operational results, as well as the Company’s stock price performance, when making compensation decisions. In addition, in light of the accounting restatement and the related management changes, the Compensation Committee sought to design a compensation program that would also continue to attract and retain key talent.

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
Clawback policy

Consideration of Stockholder Say-on-Pay Vote

The Compensation Committee considers the outcome of the Company’s annual say-on-pay vote when making decisions regarding the Company’s executive compensation program. As the Company did not hold an annual meeting of stockholders in 2024 or 2023, it was unable to hold a say-on-pay vote in either of those years. At its last say-on-pay vote at its annual meeting of stockholders in 2022, the Company received approximately 99% support for its say-on-pay vote .The Compensation Committee viewed the outcome of the say-on-pay vote as indicative that a majority of the Company’s stockholders viewed the Company’s approach to executive compensation favorably. Accordingly, the Compensation Committee did not make any changes to the Company’s executive compensation program in response to the 2022 say-on-pay vote.

Compensation Procedures

Compensation Committee

During 2024 and 2023, Dave B. Stevens (Chairman), Jonathan J. Judge, P. Gregory Garrison, Susan Rodriguez, and Carol J. Zierhoffer served on the Compensation Committee. In December 2023, Mr. Garrison resigned from the Compensation Committee upon being appointed Executive Chairman. The Compensation Committee’s responsibilities with respect to executive compensation include:

•
Establishing the Company’s compensation philosophy;
•
Overseeing the development and implementation of the Company’s compensation policies;
•
Reviewing and approving corporate goals and objectives relevant to the compensation of the CEO and other executive officers; and

•
Approving the compensation levels of each of the executive officers.

Role of Management

The primary objective of the Company’s executive compensation program is to align the program with the Company’s financial performance and the long-term interests of the Company’s stockholders. The Compensation Committee believes that this alignment is achieved through consultations with members of the Company’s senior management, because management is responsible for the Company’s day-to-day operations and for creating and executing the Company’s business plan. As such, the Company’s management provides the Compensation Committee with insights into the Company’s day-to-day operations and future expectations, which the Company believes are supported by the incentives in the compensation program. In 2024 and 2023, the Compensation Committee consulted with the then-serving CEO, Chief Financial Officer and Chief Human Resources Officer in formulating compensation plans. These NEOs attended Compensation Committee meetings during which employee compensation decisions were made, but each was not present during the Compensation Committee’s discussions regarding his or her own compensation. The Compensation Committee also regularly meets in executive session without any members of management present.

Role of Compensation Consultant

The Compensation Committee retained Compensia to serve as its independent compensation consultant with respect to decisions regarding 2024 and 2023 compensation. Compensia reported directly to the Compensation Committee and participated in Compensation Committee meetings. Compensia did not perform any other services for the Company in 2024 or 2023. After considering Compensia’s relationship with the Company, the services provided by Compensia, and information provided to the Compensation Committee by Compensia, the Compensation Committee determined that Compensia met the independence requirements to serve as its independent compensation consultant and that Compensia’s work did not raise any conflict of interest.

Specifically, with respect to 2024 and 2023, Compensia:

•
Advised on the design of the Company’s executive compensation program in order to assist the Compensation Committee in evaluating the linkage between pay and performance;
•
Provided and reviewed market compensation and performance data to assist the Compensation Committee in setting executive compensation relative to competitive market data;
•
Advised the Compensation Committee regarding the elements of the Company’s executive compensation program, equity grants, and equity compensation-related dilution levels relative to the Company’s peers; and
•
Advised the Compensation Committee regarding the Company’s compensation risk assessment, which assessment concluded that the compensation programs of the Company in 2024 and 2023 did not create incentives that were reasonably likely to materially harm the Company.

Market Analysis

The Compensation Committee considers relevant market pay practices and relative performance when setting executive compensation and incentive goals. Market practices, or benchmarks, are based on peer group disclosure. When making compensation decisions, the Compensation Committee considers the market data in conjunction with other factors, such as an officer’s individual tenure and performance, unique qualifications, and role and impact within the Company. Working with Compensia, the Compensation Committee established an updated peer group to be used in designing the Company’s 2024 and 2023 executive compensation program. The peer group selected by the Compensation Committee was designed to further align with the Company’s financial position. The peer group used to evaluate the Company’s 2024 and 2023 compensation decisions included companies with the following characteristics at the time the peer group was selected:

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

The peer group used to evaluate 2024 and 2023 compensation decisions consisted of the 20 U.S.-based publicly traded healthcare technology companies and general software companies listed below (the “2024 and 2023 peer group”). For 2023 and 2024, the Compensation Committee removed Agiliti, Inc. Avanos Medical, Inc., Certara, Inc. and Commvault Systems Inc. due to their reduced financial comparability to the Company. To replace those companies, the Compensation Committee added Doximity, Inc., ModivCare Inc. and Teladoc Health, Inc. The Compensation Committee considered each of those companies to be financially or operationally comparable to the Company.

Healthcare Technology Companies	Software Companies
Astrana Health, Inc.	Huron Consulting Group Inc.
CorVel Corporation	ICF International, Inc.
Doximity, Inc.	Model N, Inc.
Evolent Health, Inc.
Haemonetics Corporation
Health Catalyst, Inc.
HealthStream Inc.
ModivCare Inc.
MultiPlan Corporation
NextGen Healthcare, Inc.
OmniCell, Inc.
Phreesia, Inc.
Premier, Inc.
R1 RCM Inc.
Sharecare, Inc.
Teladoc Health, Inc.
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

The principal components of the Company’s 2024 and 2023 executive compensation program were base salary, annual incentive cash bonuses and long-term incentive equity awards. The Company also provides a 401(k) retirement savings plan with certain matching contributions, group health and welfare plans, and group term life insurance. In addition, the Company provides the NEOs with severance benefits upon a termination of employment under certain circumstances, including following a change of control of the Company, as more fully described elsewhere in this Form 10-K. The Company does not maintain defined benefit pension plans for its NEOs because the Compensation Committee believes that the existing compensation arrangements enable the Company’s NEOs to adequately plan for their retirement and that wealth creation should primarily be a function of performance for the Company’s stockholders.

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

For 2023, the base salaries for Mr. Garrison and Dr. Ho were determined after considering market practices and the compensation deemed necessary to induce each to accept the respective roles in light of the accounting restatement and the related management changes. In addition, based on her strong performance in 2022 and 2023, Ms. Hammond received a base salary adjustment of approximately 18%. The remaining 2023 base salary adjustments were determined primarily based on peer practices and an assessment of overall performance.

For 2024, the Compensation Committee considered that Mr. Langan would succeed Dr. Ho as Interim CEO upon Dr. Ho’s departure. Therefore, the Compensation Committee determined Mr. Langan should receive a base salary increase reflective of his transition into the Interim CEO role. Based on this, the Compensation Committee recommended a base salary increase of approximately 40% for Mr. Langan. For Ms. Vakharia and Ms. Hammond, the Compensation Committee approved an increase of approximately 6% and 8%, respectively, based on their increased experience in their roles and strong performance during 2024 and 2023.

The following table sets forth the base salary rate in effect as of December 31, 2024 and 2023 for each NEO:

Name	Salary Rate as of December 31, 2024 ($)(1)	% Increase From 2023 Base Salary	Salary Rate as of December 31, 2023 ($)(1)	% Increase From 2022 Base Salary
P. Gregory Garrison	1,050,000	0.00%	1,050,000	—
Richard Poulton	—	—	800,000	0.00%
Dr. Shih-Yin Ho	1,500,000	0.00%	1,500,000	—
Tom Langan	700,000	40.00%	500,000	5.26%
Leah Jones	—	—	400,000	9.59%
Leland Westerfield	787,500	0.00%	—	—
Tejal Vakharia	475,000	6.03%	448,000	0.00%
Lisa Hammond	350,000	7.69%	325,000	18.18%
(1)
Mr. Poulton and Ms. Jones ceased service as executive officers of the Company on December 6, 2023. The amounts reported in this column for Mr. Poulton and Ms. Jones represents their annual base salaries in effect as of immediately prior to their separations. Dr. Ho served as an employee director from December 7, 2023 until June 7, 2024 and Mr. Garrison served as an employee director from December 7, 2023 until December 7, 2024. The amount reported in this column for Mr. Garrison represents his annual base salary in effect immediately prior to him stepping down as an employee director and the amount reported in this column for Dr. Ho represents her base salary in effect immediately prior to her stepping down as Interim CEO. For his service from December 7, 2023 through January 1, 2024, Mr. Westerfield received a consulting fee of $50,500.

Annual Incentive Cash Bonuses

The Compensation Committee chose non-GAAP adjusted EBITDA and non-GAAP revenue, each weighted 50%, as the financial performance measures for the annual incentive cash bonus plans for 2024 and 2023 (the “2024 Bonus Plan” and the “2023 Bonus Plan,” respectively). Non-GAAP adjusted EBITDA consists of GAAP net income/(loss) as reported and adjusts for the provision for revenue deferral; the provision/(benefit) for income taxes; net interest expense and interest income and other income/(expense); stock-based compensation expense; depreciation and amortization; deferred revenue and other related adjustments; non-recurring and transaction-related costs; and noncash asset impairment charges. Non-GAAP revenue consists of GAAP revenue as reported and adds back deferred revenue and other GAAP-related adjustments. The Compensation Committee chose these measures for the 2024 Bonus Plan and the 2023 Bonus Plan because they believed that those were key measures upon which stockholders would evaluate the Company’s performance.

Mr. Langan’s target cash bonus was 75% of his base salary prior to his appointment as Interim CEO. Upon his appointment as Interim CEO in May 2024, his target cash bonus was increased to 100% of his base salary. Mr. Poulton’s target cash bonus was 125% of his base salary for 2023. Neither Mr. Garrison nor Dr. Ho was eligible for a cash bonus during their tenure as Executive Chairman and Interim CEO, respectively. The target cash bonuses for the remainder of the NEOs, with the exception of Mr. Westerfield, were 75% of each of their respective base salaries, which is historically the standard practice for the Company’s NEOs and is aligned to the Company’s peers and the market generally. Mr. Westerfield was not eligible for an annual cash bonus.

The chart below shows the non-GAAP adjusted EBITDA and non-GAAP revenue performance ranges that the Compensation Committee approved for 2024 and 2023:

	2024 Non-GAAP Adjusted EBITDA($) (millions)	2024 Non-GAAP Revenue ($) (millions)	2023 Non-GAAP Adjusted EBITDA($) (millions)	2023 Non-GAAP Revenue ($) (millions)	% Payout
Maximum	137	701	186	696	200.00%
	135	693	184	688	188.90%
	134	687	182	682	177.80%
	132	680	180	675	166.70%
	131	673	178	668	155.60%
	129	666	176	661	144.40%
	129	659	175	654	133.30%
	127	653	173	648	122.20%
	126	645	171	640	111.10%
Target	124	638	169	633	100.00%
	122	626	166	621	93.80%
	119	615	162	610	87.50%
	118	602	160	597	81.30%
	115	590	157	585	75.00%
	112	579	153	574	68.80%
	110	566	150	562	62.50%
	108	554	147	550	56.30%
Threshold	106	542	144	538	50.00%

Bonus payments for the NEOs under the 2024 Bonus Plan were based on the Company’s non-GAAP adjusted EBITDA and non-GAAP revenue performance for the year, with each factor weighted at 50%. In March 2025, the Compensation Committee estimated the Company’s non-GAAP adjusted EBITDA and non-GAAP revenue to be $97 million and $590 million, respectively, based on information available at the time, resulting in each eligible employee, including the eligible NEOs, to receive a bonus equal to approximately 37.5% of their target opportunity.

Bonus payments for the NEOs under the 2023 Bonus Plan were based on the Company’s non-GAAP adjusted EBITDA and non-GAAP revenue performance for the year, with each factor weighted at 50%. In March 2025, the Compensation Committee estimated the Company’s non-GAAP adjusted EBITDA and non-GAAP revenue to be $149 million and $612 million, respectively, based on information available at the time, resulting in each eligible employee, including the eligible NEOs, to receive a bonus equal to approximately 72% of their target opportunity.

2024 RSU Bonuses

In March 2024 the Company paid cash bonuses to Mr. Langan and Mses. Vakharia and Hammond as follows: Mr. Langan, $218,750, Ms. Vakharia, $150,000, and Ms. Hammond, $125,000. These amounts represent the value of the shares that would have vested in 2024 had RSU awards been granted to the NEOs in the normal course in 2023.

All In to Win Bonus Plan

In addition to the Company’s annual bonus plan, the Company’s employees, including the NEOs, participated in the All In to Win Bonus Plan in 2024 and 2023. The All In to Win Bonus Plan pays each participant, including each NEO, a quarterly payment equal to the total of $5 for every $1 million in revenue generated by the Company during that quarter.

Bonus Payouts

Name	2024 Bonus Plan Target Amount ($)	2024 Actual Incentive Bonus ($)	2024 RSU Bonus ($)	2024 All In To Win Bonus ($)	2023 Bonus Plan Target Amount ($)	2023 Actual Incentive Bonus ($)	2023 All In To Win Bonus ($)
P. Gregory Garrison	—	—		2,190	—	—	255
Richard Poulton	—	—		—	1,000,000	—	1,487
Dr. Shih-Yin Ho	—	—		728	—	—	255
Tom Langan	700,000	231,251	218,750	2,925	450,000	319,951	3,015
Leah Jones	—	—		—	300,000	—	1,487
Leland Westerfield	—	—		2,925	—	—	—
Tejal Vakharia	356,250	130,430	150,000	2,925	336,000	241,921	3,015
Lisa Hammond	262,500	95,508	125,000	2,925	243,750	168,751	3,015

Equity Awards

Under the Company’s stock incentive plans, the Compensation Committee may grant incentive and non-qualified stock options, performance stock units (“PSUs”), RSUs and other forms of equity compensation. The Compensation Committee believes that the issuance of equity-based long-term incentive awards to the Company’s NEOs is consistent with its stated objective of establishing an executive compensation program that aligns executives’ interests with the long-term interests of the Company’s stockholders.

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

For 2024, each of the NEOs other than Messrs. Garrison and Westerfield and Dr. Ho was provided 50% of his or her annual equity award in the form of PSUs, and 50% of his or her annual equity award in the form of RSUs. 100% of the equity awards granted to Messrs. Garrison and Westerfield and Dr. Ho were in the form of RSUs. For 2023, no equity awards were granted to NEOs, which the Compensation Committee took into account when determining the size of the awards granted in 2024.

The PSUs awarded in 2024 are 100% earned based on the Company’s total stockholder return (“TSR”) relative to the Russell 3000 Index measured over a single three-year performance period. The Company’s relative TSR is determined by comparing the change in the Company’s stock price over the three-year performance period beginning on the grant date, taking into account any dividends paid (which are assumed to be reinvested in the stock). The change in value over the performance period is then used to calculate a TSR gain/loss percentage for the performance period. That gain/loss percentage is then compared to the TSR gain/loss percentages of the peer group companies to calculate the Company’s relative TSR percentile. The Compensation Committee believes that using relative TSR as a performance measure provides an objective measure of the Company’s performance relative to other investment alternatives similar to the Company with respect to both industry and company size/value characteristics.

The 2024 TSR PSU awards require competitive performance, with the 50th percentile and 85th percentile (or greater) relative to the peer group required for target and maximum vesting, respectively. In addition, if the Company’s TSR is negative at the end of the three-year performance period, the 2024 TSR PSU awards will be capped at the target payout level even if the Company significantly outperforms the peer group.

The comparison group for measuring relative TSR performance under the 2024 TSR PSU awards are the companies that comprise the Russell 3000 Index on the grant date.

The following table illustrates the annual equity awards made to the NEOs for 2024:

Name	2024 Service- Based RSUs (1) ($)	2024 Relative TSR PSUs (1) ($)	Total 2024 Grant Value (1) ($)
P. Gregory Garrison (2)	200,004	—	200,004
Richard Poulton (3)	—	—	—
Dr. Shih-Yin Ho (4)	160,607	—	160,607
Tom Langan	2,375,000	2,375,000	4,750,000
Leah Jones (3)	—	—	—
Leland Westerfield (3)	1,000,008	—	1,000,008
Tejal Vakharia	1,200,000	1,200,000	2,400,000
Lisa Hammond	1,000,000	1,000,000	2,000,000
(1)
Represents the target equity award opportunity approved by the Compensation Committee as the annual equity award for each NEO included in the table. The target award values are not the same as the grant date fair values computed for financial reporting purposes and reported in the “Grants of Plan-Based Awards - 2024 and 2023” table included in the section entitled “Executive Compensation” below because the grant date fair value of the TSR-related PSUs reported for financial reporting purposes is determined based on the application of a Monte Carlo simulation method, while the amounts reported above represented the target compensation opportunity approved by the Compensation Committee.
(2)
On May 31, 2024, Mr. Garrison received a grant of fully vested RSUs with a value of $200,004 in recognition of his non-employee director service in 2023 and consistent with the grant practices for the Company’s other non-employee directors.
(3)
Mr. Poulton and Ms. Jones each resigned on December 6, 2023 and did not receive equity awards for 2024. Mr. Westerfield commenced employment with the Company in December 2023 and received an award of service-based RSUs on May 31, 2024 that was subject to two vesting conditions: (i) a service-based vesting condition that was satisfied with respect to 50% of the RSUs on December 6, 2024 and 50% of the RSUs on May 31, 2025 and (ii) a milestone-related vesting condition of the Company becoming current with its reporting obligations under the Exchange Act.
(4)
On May 31, 2024, Dr. Ho received a grant of fully vested RSUs with a value of $160,607 in recognition of her non-employee director service in 2023 and consistent with the grant practices for the Company’s other non-employee directors but pro-rated to reflect her service during 2023.

Equity Award Vesting Results

The Company granted certain performance-based equity awards in prior years that vested, based in part, on the Company’s 2024 and 2023 performance. In 2020, the Company granted PSUs to the then-serving NEOs that were scheduled to vest based on the Company’s relative TSR over a single three-year performance period. The awards required the Company’s TSR relative to the peer group to be at the 31st percentile for any vesting to occur, and TSR relative to the peer group to be at the 60th percentile for target vesting. The Company’s TSR for the three-year performance period ended February 26, 2023 was 97.79%, which placed the Company at the 94th percentile relative to the peer group. That performance resulted in vesting of 200% of the target shares under the awards. In 2021, the Company granted PSUs to the then-serving NEOs that were scheduled to vest based on the Company’s relative TSR over a single three-year performance period. The awards required the Company’s TSR relative to the peer group to be at the 31st percentile for any vesting to occur, and TSR relative to the peer group to be at the 60th percentile for target vesting. The Company’s TSR for the three-year performance period ended March 1, 2024 was-50.09%, which placed the Company at the 24th percentile relative to the peer group. That performance resulted in vesting of 0% of the target shares under the awards.

Benefits and Perquisites

Each of the NEOs participates in the health and welfare benefit and other employee benefit plans generally available to all other Company employees. Beyond this, the Company provides limited perquisites and personal benefits to the NEOs. The total perquisites provided to each NEO are described in the “All Other Compensation - 2024 and 2023” table included below.

Severance Arrangements in Employment Agreements

The Compensation Committee believes that severance and change of control arrangements are an important part of overall compensation for the NEOs, because these arrangements help to secure the continued employment and dedication of the NEOs, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change of control. The Compensation Committee also believes that these arrangements are important as a recruitment and retention device, as many of the companies with which the Company competes for executive talent have similar arrangements in place for their senior employees. Accordingly, the Company has entered into severance arrangements as a component of the employment agreements with certain members of its senior management team, including, prior to their departures, Messrs. Poulton and Langan and Mses. Vakharia and Hammond. These severance arrangements provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Constructive Discharge,” or for “Good Reason” as these terms are defined in the applicable agreements. A termination following a “Change of Control” (as defined in the applicable agreements) generally results in the NEOs receiving additional compensation under the applicable agreements. In the case of Ms. Vakharia and Ms. Hammond, their severance arrangements only allowed for leaving employment for “Good Reason” in connection with a Change of Control.

The Company has eliminated single trigger change of control benefits and tax gross-up payments on change of control benefits. Any change of control benefit is “double trigger,” requiring termination of employment under all circumstances, including a situation where the officer is not offered a “Comparable Job” (as defined in each employment agreement) in connection with a “Change of Control,” and the officer terminates employment within 10 days after the “Change of Control.” Additional information regarding the above-referenced agreements, including a quantification of benefits that would have been received by each of the NEOs had termination or change of control occurred on December 31, 2024, is found under the heading “Potential Payments upon Termination or Change of Control” section below. As noted above, in 2023, Mr. Poulton and Ms. Jones separated from the Company. Dr. Ho separated from the Company in 2024 and Mr. Langan and Ms. Hammond separated from the Company in 2025 and Mr. Westerfield and Ms. Vakharia separated from the Company in 2026. Please see the discussion below under “Management Transitions” for a summary of the compensation each received in connection with his or her separation.

Clawback Policy

In 2023, the Board adopted a clawback policy that provides that in the event of an accounting restatement due to material noncompliance with financial reporting requirement under the U.S. federal securities laws regardless of whether misconduct was the cause of the restatement, the Board or its delegated authority has the right to use reasonable efforts to recover from any of our current or former Section 16 officers who received incentive-based compensation based on financial performance achievement (including annual cash incentives, performance contingent non-qualified stock options or performance contingent restricted stock) during the three-year period preceding the date on which Company is required to prepare an accounting restatement any excess incentive-based compensation awarded as a result of the misstatement. The Company has determined that no amounts are recoverable as a result of the restatements described above from any current or former executive officers under the operative clawback policy in effect for the periods impacted by the restatements.

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

Management Transitions

As described above, the Company experienced several transitions in its executive leadership team in 2023, 2024 and 2025. The following summarizes the compensation paid to certain NEOs in connection with the commencement of their employment or their separations:

Richard Poulton. On December 6, 2023, Mr. Poulton entered into a Separation Agreement with the Company (the “Poulton Separation Agreement”). Please see “Potential Payments Upon Termination or a Change of Control” for a description of the Poulton Separation Agreement.

P. Gregory Garrison. In connection with Mr. Garrison’s appointment as Executive Chairman in December 2023, the Company entered into a Letter Agreement with Mr. Garrison (the “Garrison Letter Agreement”), which provided for an initial term of six months, which could be extended on a month-to-month basis by mutual agreement. Under the Garrison Letter Agreement, Mr. Garrison was entitled to monthly cash compensation of $87,500 while serving as Executive Chairman. He was also entitled to the reimbursement of up to $10,000 in legal fees incurred in connection with his appointment as Executive Chairman.[1] If Mr. Garrison’s service as Executive Chairman had terminated prior to the six-month anniversary of his start date for any reason other than by the Company for “cause” or his resignation for “good reason” (each as defined in the Garrison Letter Agreement) and subject to his execution and non-revocation of a release of claims in favor of the Company, he would have continued to have received his monthly cash compensation through the end of such six-month period.

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

Thomas Langan. In 2025, Mr. Langan separated from the Company. On April 22, 2025, Mr. Langan entered into a Separation Agreement with the Company (the “Langan Separation Agreement”), effective July 31, 2025. Please see “Potential Payments Upon Termination or a Change of Control” for a description of the Langan Separation Agreement.

Dr. Shih-Yin Ho. In connection with Dr. Ho’s appointment as Interim CEO in December 2023, the Company entered into a Letter Agreement with Dr. Ho (the “Ho Letter Agreement”), which provided for cash compensation for her service as Interim CEO at an annualized rate of $1,500,000 for a term of six months. In addition, Dr. Ho was eligible to earn a cash bonus of up to $200,000 based on the achievement of certain milestones established by the Compensation Committee, 35% of which was deemed achieved in May 2024 based on meeting milestones related to maintaining communication with the Board, completing an organizational talent assessment, driving team morale and retention, and supporting investor relations activities. Dr. Ho did not receive any severance payments or benefits in connection with her separation in May 2024.

Leland Westerfield. In connection with Mr. Westerfield’s appointment as Interim Chief Financial Officer in December 2023, the Company entered into a Letter Agreement with Mr. Westerfield (the “Westerfield Letter Agreement”), which provided for cash compensation at an annualized rate of $787,500 for an initial term of six months commencing on January 1, 2024, which term has subsequently been extended through June 30, 2026. The Westerfield Letter Agreement also provided for a success fee of $200,000 based on the achievement of certain milestones established by the Compensation Committee, 50% of which was deemed achieved in May 2024 based meeting milestones related to maintaining communication with the Board, supporting investor relations activities, driving organizational morale, completing an assessment of financial and accounting controls and recommendations for required enhancements, and completing a talent assessment of the finance organization. From December 7, 2023 until January 1, 2024, Mr. Westerfield served as the Interim Chief Financial Officer pursuant to a short-term consulting agreement (the “Westerfield Consulting Agreement”), which provided for Mr. Westerfield to be paid a flat consulting fee of $50,500 in respect of such services. In connection with the extension of the term of the Westerfield Letter Agreement in May 2024, 50% of the success bonus was deemed to have been earned and was paid to Mr. Westerfield. In connection with the further extension of the term of the Westerfield Letter Agreement in December 2025, the Westerfield Letter Agreement was amended to provide that, in the event of a termination of Mr. Westerfield’s employment (other than a termination by the Company for cause or a resignation by Mr. Westerfield without good reason), subject to his execution and non-revocation of a mutually agreeable consulting agreement with the Company and a release of claims in favor of the Company, Mr. Westerfield was entitled to continue receiving base salary compensation through June 30, 2026 and for an additional six-month period ending December 31, 2026. In connection with the appointment of Mr. Greyenbuhl as the Company’s Chief Financial Officer, in May 2026, Mr. Westerfield entered into a consulting agreement with the Company (the “Second Westerfield Consulting Agreement”) which terminated the Westerfield Letter Agreement effective June 1, 2026. Under the Second Westerfield Consulting Agreement, Mr. Westerfield will provide consulting services to the Company though March 31, 2027 and is entitled to monthly cash compensation of $45,938 and an RSU award with a value of $100,000 which is scheduled to vest on March 31, 2027 subject to his continued service.

Donald Trigg. In connection with his appointment as CEO effective September 2, 2025, Mr. Trigg and the Company entered into an employment agreement (the “Trigg Employment Agreement”), pursuant to which Mr. Trigg is eligible to receive the following payments and benefits: (i) an annual base salary of $1,000,000; (ii) a target annual bonus of $1,000,000, with the actual bonus amount to be determined in accordance with payout metrics and scales established by the Compensation Committee; provided, that his bonus for 2025 will be prorated based on his start date and will be based on a minimum achievement level of 100% of target; and (iii) an initial equity grant in the form of RSUs with a value of $3,000,000, which are scheduled to vest in four equal annual installments, subject to his continued employment. Commencing with the 2026 annual grant cycle, Mr. Trigg will be eligible for annual equity awards with an aggregate value of at least $5,000,000, to be granted 50% in the form of RSUs that will vest in four equal annual installments and 50% in the form of PSUs that will vest based upon the satisfaction of performance criteria selected by the Compensation Committee over a performance period not to exceed three years.

In the event that Mr. Trigg’s employment is terminated by the Company without “cause” or he resigns for “good reason” (each as defined in the Trigg Employment Agreement), in each case, other than during the period beginning on the occurrence of a change in control and ending on the second anniversary of such change in control (the “Change of Control Period”), then, subject to his execution of a release of claims and continued compliance with certain restrictive covenants, he will be entitled to receive (i) a lump sum payment equal to the sum of his base salary and target annual bonus; (ii) a prorated bonus for the year in which the termination occurs, based on actual performance (“Prorated Bonus”); (iii) any earned but unpaid bonus for the prior year (“Prior Year Bonus”); (iv) reimbursement of the cost of COBRA continuation coverage at active employee rates for up to 12 months; and (v) the accelerated vesting of any portions of his outstanding equity awards that were scheduled to vest in the twelve-month period following the termination date, based on actual performance with respect to performance-based awards.

In the event that Mr. Trigg’s employment is terminated by the Company without cause or he resigns for good reason, in each case, during the Change of Control Period, then, subject to his execution of a release of claims and continued compliance with certain restrictive covenants, he will be entitled to receive (i) a lump sum payment equal to two times the sum of his base salary and target annual bonus; (ii) a Prorated Bonus; (iii) a Prior Year Bonus; (iv) reimbursement of the cost of COBRA continuation coverage at active employee rates for up to 24 months; and (v) the full vesting of any outstanding equity awards, based on target performance with respect to performance-based awards (or, if greater, actual performance with respect to performance-based awards for which the performance period has concluded).

Tejal Vakharia. In 2026, Ms. Vakharia separated from the Company. She received the payments and benefits in accordance with the termination without cause provisions under her Agreement for the Payment of Benefits Following Termination of Employment between the Company and Ms. Vakharia. Please see “Potential Payments Upon Termination or a Change of Control” for a description of the Agreement for the Payment of Benefits Following Termination of Employment between the Company and Ms. Vakharia.

Lisa Hammond. In 2025 Ms. Hammond separated from the Company. She received the payments and benefits in accordance with the termination without cause provisions in her Agreement for the Payment of Benefits Following Termination of Employment between the Company and Ms. Hammond. Please see “Potential Payments Upon Termination or a Change of Control” for a description of the Agreement for the Payment of Benefits Following Termination of Employment between the Company and Ms. Hammond.

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

The Compensation Committee has reviewed and discussed with management the disclosures contained in the preceding section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the years ended December 31, 2024 and 2023.

Compensation Committee of the Board of Directors

Dave B. Stevens, Chairman Carol Zierhoffer Susan Rodriguez Louis Silverman

Compensation Committee Interlocks and Insider Participation

Mr. Stevens (Chairperson), Mr. Garrison, Ms. Zierhoffer and Ms. Rodriguez were members of the Compensation Committee during 2024 and 2023. Mr. Garrison resigned from the Compensation Committee on December 7, 2023 upon being appointed Executive Chairman. Other than with respect to Mr. Garrison’s service on the Compensation Committee prior to his appointment, none of the members of the Compensation Committee is or has been an executive officer of the Company, nor did any of them have any relationships requiring disclosure by the Company under Item 404 of SEC Regulation S-K. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during 2024 and 2023.

Summary Compensation Table – 2024, 2023 and 2022

The following table shows information regarding the compensation of each of the Company’s NEOs for 2024 and, to the extent required by applicable SEC disclosure rules, 2023 and 2022.

Name and Principal Position	Year	Salary $	Bonus (1) $	Stock Awards (2) $	Option Awards $	Non-Equity Incentive Plan Compen- sation (3) $	All Other Compen- sation (4) $	Total $
P. Gregory Garrison	2024	980,000	—	200,004	—	2,190	25,440	1,207,634
Executive Chairman	2023	71,591	—	—	—	255	175,825	247,671

Dr. Shih-Yin Ho	2024	656,250	—	160,607	—	70,728	9,100	896,685
Former Interim CEO	2023	102,273	—	—	—	255	48,000	150,528

Tom Langan	2024	608,333	—	5,221,699	—	452,926	14,400	6,297,358
Interim CEO	2023	493,750	—	—	—	322,966	13,771	830,487
	2022	475,659	12,540	1,654,350	—	346,096	4,262	2,492,907

Lee Westerfield	2024	787,500	—	1,000,008	—	102,925	14,400	1,904,833
Interim Chief Financial Officer	2023	—	—	—	—	—	50,500	50,500

Tejal Vakharia	2024	462,625	—	2,488,859	—	283,355	19,138	3,253,977
Senior Vice President and General Counsel	2023	448,000	—	—	—	244,936	18,538	711,474
	2022	436,000	2,761	1,292,809	—	326,555	15,779	2,073,904

Lisa Hammond	2024	338,542	—	2,074,070	—	223,433	14,191	2,650,235
Chief Human Resources Officer	2023	312,500	—	—	—	171,766	13,531	497,797
	2022	261,438	9,112	861,899	—	189,281	13,152	1,334,882

Richard J. Poulton (5)	2023	745,455	—	—	—	1,487	1,082,550	1,829,492
Former CEO	2022	765,000	—	5,386,726	—	576,066	26,912	6,754,704

Leah Jones (5)	2023	363,977	—	—	—	1,487	242,333	607,797
Former Chief Financial Officer	2022	351,799	—	861,742	—	160,624	13,870	1,388,035
(1)
The amounts in this column for 2022 represent the portion of the aggregate bonus payments made under the 2022 Bonus Plan in May 2023 and December 2023 that exceeded the amount that would have been paid based on actual performance.
(2)
The amounts in this column represent equity awards granted under the 2019 Stock Incentive Plan and the 2024 Stock Incentive Plan as applicable. The amounts reported are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, with awards subject to performance or market-based vesting conditions calculated based on the probable achievement of such vesting conditions at the time of grant. The grant date fair value for the relative TSR PSUs granted on February 26, 2024 was $12.80 per share and on May 31, 2024 was $14.70 per share and was calculated based on the application of a Monte Carlo simulation model. The weighted averages of the assumptions used for the TSR PSUs granted in February 2024 and May 2024 were: risk-free interest rate of 4.43% and 4.64%, respectively; no dividend yield; and expected volatility using the historical volatility over the most recent three-year period for the peer group and implied volatility at 55.81% and 36.63%, respectively. In calculating the fair market value, three years was used to be commensurate with the three-year performance period of the awards. The interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the overall performance period. Under FASB ASC Topic 718, the vesting conditions related to the 2024 relative TSR PSUs are considered market conditions and not performance conditions. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the relative TSR PSUs that could be calculated and disclosed based on achievement of market conditions. The grant date fair value of the PSUs does not correspond to the actual value that may be recognized by an NEO with respect to the award, which may be higher or lower based on a number of factors, including the Company’s performance, the performance of the companies in the peer group, stock price fluctuations and applicable vesting. The amount also includes the grant date fair value of service-based RSU awards. The grant date fair value for the service-based awards granted in the second quarter of 2022 was $20.28 per share for Ms. Jones and Mr. Langan and $18.49 per share for Mr. Poulton, Ms. Vakharia and Ms. Hammond. The service-based awards were calculated based on the market value of the Company’s stock on the date of grant. Refer to Note 17 “Stock Plans” for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
(3)
Amounts included in this column for 2024 and 2023 for the NEOs represent cash incentive bonuses payable under the 2024 and 2023 Bonus Plans based on the Company’s achievement of non-GAAP adjusted EBITDA and non-GAAP revenue performance goals (2024: Mr. Langan, $213,251; Ms. Vakharia, $130,430; and Ms. Hammond, $95,508; 2023: Mr. Langan, $319,951; Ms. Vakharia, $241,921; and Ms. Hammond, $168,751) and the Global All In to Win Bonus Plan based on the Company’s annual revenue (2024: Mr. Garrison, $2,190; Dr. Ho, $728; and Mr. Langan, Mr.

Westerfield, Ms. Vakharia and Ms. Hammond, $2,925; 2023: Mr. Garrison, $255; Mr. Poulton, $2,250; Dr. Ho, $255; Mr. Langan, $3,015; Ms. Jones, $2,250; and Ms. Vakharia and Ms. Hammond, $3,150). The amounts shown in this column represent the portion of the aggregate bonus payments made under the 2024 and 2023 Bonus Plan based on actual performance. Additionally, amounts included in this column for Mr. Langan and Mses. Vakharia and Hammond for 2024 include cash paid in March 2024 representing 25% of the total value of the February 2024 RSU awards as follows: Mr. Langan, $218,750, Ms. Vakharia, $150,000, and Ms. Hammond, $125,000. These amounts represent the first year of vesting had shares been issued if equity awards had been granted in the normal course in 2023. The remaining amounts reported for Dr. Ho and Mr. Westerfield for 2024 represent portions of the bonuses payable to them under their letter agreements.
(4)
Amounts included in this column for 2022 are set forth by category in the “2022 All Other Compensation” table below.
(5)
Mr. Poulton and Ms. Jones were not NEOs in 2024.

All Other Compensation - 2024 and 2023

Name	Year	Parking Expense Payments $	401(k) Matching Contri- butions $	Life Insurance Premiums $	Executive Physicals $	Travel and Lodging Expenses $	Consult- ing Fees $	Director Fees $	Sever- ance $ (a)	Total ($)
P. Gregory Garrison	2024	—	13,800	390	—	—	—	11,250	—	25,440
	2023	—	—	50	—	—	—	175,775	—	175,825

Dr. Shih-Yin Ho	2024	—	8,800	300	—	—	—	—	—	9,100
	2023	—	—	—	—	—	—	48,000	—	48,000

Tom Langan	2024	—	13,800	600	—	—	—	—	—	14,400
	2023	—	13,200	571	—	—	—	—	—	13,771

Lee Westerfield	2024	—	13,800	600	—	—	—	—	—	14,400
	2023	—	—	—	—	—	50,500	—	—	50,500

Tejal Vakharia	2024	4,800	13,800	538	—	—	—	—	—	19,138
	2023	4,800	13,200	538	—	—	—	—	—	18,538

Lisa Hammond	2024	—	13,800	391	—	—	—	—	—	14,191
	2023	—	13,200	331	—	—	—	—	—	13,531

Richard J. Poulton	2023	4,800	13,200	—	2,850	78,451	—	—	983,249	1,082,550

Leah Jones	2023	—	13,200	439	5,000	—	—	—	223,694	242,333

(a) The amount reflected for Mr. Poulton represents (i) $965,625, representing the portion of the cash severance that was paid to Mr. Poulton in 2024 pursuant to the Poulton Separation Agreement (as defined below), and (ii) $17,624, representing the incremental cost of Mr. Poulton’s continued participation in Company health and dental benefit plans at active employee rates in 2024 following his separation from the Company. The amount reflected for Ms. Jones represents (i) $200,000, representing the portion of the cash severance that was paid to Ms. Jones in 2024 and 2025 pursuant to the Jones Separation Agreement (as defined below) and (ii) $23,694 representing the incremental cost of Ms. Jones’ continued participation in Company health and dental benefit plans at active employee rates in 2024 following her separation from the Company.

Grants of Plan-Based Awards -2024 and 2023

The following table provides information regarding non-equity incentive awards and equity-based awards granted by the Company in 2024 and 2023:

					Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Plan Year	Grant Date		Approval Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #	Stock or Units (#)	and Option Award (2) ($)
P. Gregory Garrison	2024	5/31/2024	(3)	5/21/2024	—	2,190	—	—	—	—	21,053	200,004
					—	—	—	—	—	—	—	—
	2023				—	255	—	—	—	—	—	—
					—	—	—	—	—	—	—	—

Richard J. Poulton	2024				—	—	—	—	—	—	—	—
					—	—	—	—	—	—	—	—
	2023				500,000	1,000,000	2,000,000	—	—	—	—	—
					—	2,250	—	—	—	—	—	—

Dr. Shih-Yin Ho	2024	5/31/2024	(4)	5/21/2024	—	200,000	—	—	—	—	16,906	160,607
					—	728	—	—	—	—	—	—
	2023				—	255	—	—	—	—	—	—
					—	—	—	—	—	—	—	—

Tom Langan	2024				350,000	700,000	1,400,000	—	—	—	—	—
					—	2,925	—	—	—	—	—	—
		2/26/2024	(5)	2/26/2024	—	—	—	2,944	73,592	147,184	—	941,978
		2/26/2024	(6)	2/26/2024	—	—	—	—	—	—	55,194	458,662
		5/31/2024	(5)	5/21/2024	—	—	—	6,316	157,895	315,790	—	2,321,057
		5/31/2024	(6)	5/21/2024	—	—	—	—	—	—	157,895	1,500,003
	2023				225,000	450,000	900,000	—	—	—	—	—
					—	3,015	—	—	—	—	—	—

Leah Jones	2024				—	—	—	—	—	—	—	—
					—	—	—	—	—	—	—	—
	2023				150,000	300,000	600,000	—	—	—	—	—
					—	2,250	—	—	—	—	—	—

Lee Westerfield	2024				—	200,000	—	—	—	—	—	—
					—	2,925	—	—	—	—	—	—
		5/31/2024	(7)	5/21/2024	—	—	—	—	—	—	105,264	1,000,008
	2023				—	—	—	—	—	—	—	—
					—	—	—	—	—	—	—	—

Tejal Vakharia	2024				178,125	356,250	712,500	—	—	—	—	—
					—	2,925	—	—	—	—	—	—
		2/26/2024	(5)	2/26/2024	—	—	—	2,019	50,463	100,926	—	645,926
		2/26/2024	(6)	2/26/2024	—	—	—	—	—	—	37,847	314,509
		5/31/2024	(5)	5/21/2024	—	—	—	2,526	63,158	126,316	—	928,423
		5/31/2024	(6)	5/21/2024	—	—	—	—	—	—	63,158	600,001
	2023				168,000	336,000	672,000	—	—	—	—	—
					—	3,015	—	—	—	—	—	—

Lisa Hammond	2024				131,250	262,500	525,000	—	—	—	—	—
					—	2,925	—	—	—	—	—	—
		2/26/2024	(5)	2/26/2024	—	—	—	1,682	42,053	84,106	—	538,278
		2/26/2024	(6)	2/26/2024	—	—	—	—	—	—	31,540	262,097
		5/31/2024	(5)	5/21/2024	—	—	—	2,105	52,632	105,264	—	773,690
		5/31/2024	(6)	5/21/2024	—	—	—	—	—	—	52,632	500,004
	2023				121,875	243,750	487,500	—	—	—	—	—
					—	3,015	—	—	—	—	—	—
(1)
For each of the NEOs, these amounts reflect the cash incentive compensation award opportunities granted under the 2024 Bonus Plan. The Global All In to Win Bonus Plan does not have threshold, target and maximum opportunities. Actual payout under the 2024 Bonus Plan was based on the achievement of 2024 non-GAAP revenue and non-GAAP adjusted EBITDA performance goals; and actual payout under the Global All In to Win Bonus Plan was based on the Company’s revenue achievement from January 1, 2024 to December 31, 2024. Please see the “Compensation Discussion and Analysis” section for further information regarding these awards.
(2)
The amounts shown in this column are valued based on the grant date fair value computed in accordance with FASB ASC Topic 718. Refer to Note 17, “Stock Plans” for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
(3)
This award represents an RSU award granted under the 2019 Stock Incentive Plan which was fully vested as of the grant date.
(4)
This award represents a grant of fully vested RSUs with a value of $160,607 in recognition of Dr. Ho’s non-employee director service in 2023 and consistent with the grant practices for the Company’s other non-employee directors but pro-rated to reflect her service during 2023

(5)
This award represents a PSU award granted under the 2019 Stock Incentive Plan, which will vest based on the Company’s relative TSR versus a peer group over a single three-year performance period ending on the third anniversary of the grant date. Please see the “Compensation Discussion and Analysis” section for further information regarding this award.
(6)
Award of service-based RSUs granted under the 2019 Stock Incentive Plan that vest equally on the first three anniversaries of the grant date. Please see the “Compensation Discussion and Analysis” section for further information regarding these awards.
(7)
This award represents an RSU award granted under the 2024 Stock Incentive Plan that was subject to two vesting conditions: (i) a service-based vesting condition that was satisfied with respect to 50% of the RSUs on December 6, 2024 and 50% of the RSUs on May 31, 2025 and (ii) a milestone-related vesting condition of the Company becoming current with its reporting obligations under the Exchange Act.

Outstanding Equity Awards as of December 31, 2024

The following table shows information regarding the outstanding equity awards (consisting of PSU and RSU awards) held by each of the NEOs as of December 31, 2024. As of December 31, 2024, none of the Company’s NEOs held any option awards.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
P. Gregory Garrison		—	—	—	—	—		—	—		—

Richard J. Poulton		—	—	—	—	—		—	—		—

Dr. Shih-Yin Ho		—	—	—	—	—		—	—		—

Tom Langan	4/1/2021	—	—	—	—	8,283	(2)	80,759	—		—
	5/2/2022	—	—	—	—	12,327	(3)	120,188	—		—
	5/2/2022	—	—	—	—	—		—	49,310	(4)	480,773
	2/26/2024	—	—	—	—	55,194	(3)	538,142	—		—
	2/26/2024	—	—	—	—	—		—	73,592	(4)	717,522
	5/31/2024	—	—	—	—	157,895	(3)	1,539,476	—		—
	5/31/2024	—	—	—	—	—		—	157,895	(4)	1,539,476

Leah Jones		—	—	—	—	—		—	—		—

Lee Westerfield	5/31/2024	—	—	—	—	52,632	(5)	513,162	—		—

Tejal Vakharia	5/10/2022	—	—	—	—	10,816	(3)	105,456	—		—
	5/10/2022	—	—	—	—	—		—	32,450	(4)	316,388
	2/26/2024	—	—	—	—	37,847	(3)	369,008	—		—
	2/26/2024	—	—	—	—	—		—	50,463	(4)	492,014
	5/31/2024	—	—	—	—	63,158	(3)	615,791	—		—
	5/31/2024	—	—	—	—	—		—	63,158	(4)	615,791

Lisa Hammond	4/1/2021	—	—	—	—	664	(2)	6,474	—		—
	5/25/2021	—	—	—	—	5,274	(2)	51,422	—		—
	5/10/2022	—	—	—	—	7,211	(3)	70,307			—
	5/10/2022	—	—	—	—	—		—	21,634	(4)	210,932
	2/26/2024	—	—	—	—	31,540	(3)	307,515	—		—
	2/26/2024	—	—	—	—	—		—	42,053	(4)	410,017
	5/31/2024	—	—	—	—	52,632	(3)	513,162	—		—
	5/31/2024	—	—	—	—	—		—	52,632	(4)	513,162
(1)
The dollar amounts shown in each of these columns are determined by multiplying (i) the number of shares or units shown in the preceding column by (ii) $9.75 (the closing price of the Common Stock on December 31, 2024).

(2)
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
(5)
This award represents an RSU award granted under the 2024 Stock Incentive Plan that was subject to two vesting conditions: (i) a service-based vesting condition that was satisfied with respect to 50% of the RSUs on December 6, 2024 and 50% of the RSUs on May 31, 2025 and (ii) a milestone-related vesting condition of the Company becoming current with its reporting obligations under the Exchange Act.

Stock Vested - 2024 and 2023

The following table shows information regarding the vesting during 2024 and 2023 of stock awards previously granted to the NEOs.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
P. Gregory Garrison	33,809	351,035
Richard J. Poulton	1,138,290	15,905,393
Dr. Shih-Yin Ho	16,906	160,607
Tom Langan	139,556	1,510,622
Leah Jones	66,208	702,654
Lee Westerfield	—	—
Tejal Vakharia	122,478	1,141,303
Lisa Hammond	26,300	257,731
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

Potential Payments Upon Termination or Change of Control

During 2024 and 2023, the Company was party to an employment agreement with Mr. Langan that provided for payments in connection with his termination, whether upon a change of control or otherwise. In May 2024, the Company entered into an Agreement for the Payment of Benefits Following Termination of Employment with each of Ms. Vakharia and Ms. Hammond (together, the “Severance Agreements”), as described further below

The estimated benefits to be provided to the NEOs under the arrangements in effect as of December 31, 2024 in each of those situations are described below, including a summary of payments that would have been required had a termination or change of control taken place on December 31, 2024, based upon the per share closing price of the Common Stock ($9.75) on the last trading day of the year. The disclosure below also describes the severance benefits that each of Mr. Poulton, Ms. Jones and Mr. Langan received in connection with their departures from the Company.

Payments Made Upon Termination

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
•
A “Constructive Discharge” under Mr. Langan’s employment agreements generally included: (i) a failure of the Company to meet its obligations, in any material respect, under the employment agreement, including, without limitation, a reduction of or failure to pay base salary; (ii) a material diminution in or other substantial adverse alteration in the nature or scope of responsibilities; or (iii) the relocation by more than 50 miles of his principal place of business.

•
“Good Reason” under the agreements with Ms. Vakharia and Ms. Hammond generally means: (i) any reduction in or failure to pay their base salary; (ii) a material diminution in or other substantial adverse alteration in the nature or scope of responsibilities or authority; or (iii) the relocation by more than 50 miles of their principal place of business.

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

Payment Obligations for Termination by the Company with Cause or upon Death or Disability or by the NEO Without Constructive Discharge

If the NEOs terminated due to death or disability or, in the case of Mr. Langan, terminated by the Company for Cause, or for Mr. Langan without Constructive Discharge as of December 31, 2024, the NEO would have been entitled to receive:

•
Accrued but unpaid base salary through the date of termination;
•
Earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurs; and
•
As provided in the award agreements governing the PSUs granted to the NEOs in 2022, 2023 and 2024, accelerated vesting of such awards at 100% of target level in the case of a termination due to such NEO’s death or disability.

Payment Obligations for Termination by the Company Without Cause or Due to Constructive Discharge

If Mr. Langan was terminated by the Company without Cause or terminated his employment for Constructive Discharge (except during the two-year period following a change of control) as of December 31, 2024, he would have been entitled to receive:

•
Accrued but unpaid base salary through the date of termination;
•
Earned but unpaid annual cash incentive compensation in respect of the fiscal year prior to the fiscal year in which the termination occurs (as determined and payable had there been no termination);
•
Severance equal to 1x the sum of base salary plus target cash incentive bonus opportunity, with such severance to be paid in 12 equal monthly installments;
•
Continuation of health benefits, if applicable, for 12 months; and
•
one year of additional vesting for any outstanding equity awards, with vesting of performance-based awards also subject to the satisfaction of, and based on the level of performance achieved with respect to, any applicable performance conditions; provided, further, that the vesting of RSU awards do not accelerate upon the executive’s termination of employment due to a constructive discharge.

Severance Upon Termination Without Cause or Due to Constructive Discharge or Good reason Following a Change of Control

Pursuant to the agreement with Mr. Langan, if a change of control occurred and his employment was terminated without Cause or due to Constructive Discharge within two years of a change of control or, with respect to the accelerated vesting of equity awards described below, within 180 days before a change of control in connection with such change of control, he would have received:

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
•
A lump sum payment equal to 2x the value of his base salary plus target cash incentive bonus opportunity; and
•
Continuation of health benefits, if applicable, for 12 months

Pursuant to the agreements with Ms. Vakharia and Ms. Hammond, if the NEO’s employment was terminated without Cause or Good Reason, in each case, within one year following a change of control (or, with respect to the accelerated vesting of equity awards described below, within two years following a change in control) (the “CIC Period”), the NEO would have received:

•
Accrued but unpaid base salary through the date of termination;
•
Full vesting of outstanding equity awards, with such vesting at target levels for unearned performance-based share awards;
•
A lump sum payment equal to 1x the value of her base salary plus target cash incentive bonus opportunity; and
•
Continuation of health benefits, if applicable, for 12 months.

Severance Upon Termination by the Company Without Cause for Ms. Vakharia and Ms. Hammond

Pursuant to the agreements with Ms. Vakharia and Ms. Hammond, if the NEO’s employment was terminated by the Company other than for Cause, death or disability at any time other than during the CIC Period, the NEO would have received:

•
Accrued but unpaid base salary through the date of termination;
•
one month of additional vesting for any outstanding equity awards, based on actual performance with respect to any performance-based awards that are subject to a performance period that is scheduled to expire on or before the one-month anniversary of the termination date;
•
Severance equal to 1x the value of her base salary plus target cash incentive bonus opportunity; and
•
Continuation of health benefits, if applicable, for 12 months.

Separation of Mr. Poulton

On December 6, 2023, Mr. Poulton entered into the Poulton Separation Agreement. Pursuant to the terms of the Poulton Separation Agreement, Mr. Poulton became entitled to: (i) a separation payment in the amount of $1,600,000, payable in substantially equal installments over the 24-month period following his separation, (ii) continued participation in Company health and dental benefit plans at active employee rates for up to 24 months (estimated cost of $35,248) and (iii) accelerated vesting with respect to each Company equity award held by Mr. Poulton that was subject solely to time-based vesting conditions and that was scheduled to vest during the 2024 calendar year (including the 2021 free cash flow performance-based restricted stock units, for which the performance condition was previously achieved but which remained subject to time-based vesting until March 2024). The total number of shares of Common Stock underlying the equity awards that vested pursuant to the Poulton Separation Agreement was 264,947 shares with an estimated value of $3,317,136 based on the closing stock price as of December 6, 2023. All other equity awards held by Mr. Poulton were forfeited upon his termination of employment. Prior to his separation, Mr. Poulton previously made charitable commitments of $500,000 in the aggregate to several charities that had not yet been fulfilled. Under the Poulton Separation Agreement, the Company agreed to make contributions in the Company’s name of the amounts Mr. Poulton previously had committed to those charitable organizations. In addition, under the terms of the Poulton Separation Agreement, Mr. Poulton released and discharged the Company and certain related parties from any and all claims based on any events or circumstances arising or occurring prior to and including December 6, 2023 to the fullest extent permitted by law, subject to certain limited exceptions. Mr. Poulton remains subject to confidentiality and non-disparagement obligations and was subject to certain post-employment covenants not to compete and not to solicit employees or business partners of the Company and its affiliates. Mr. Poulton also agreed to cooperate fully with the Company and its affiliates in the defense, prosecution or conduct of any claims or investigations relating to events or occurrences that transpired while Mr. Poulton was employed by the Company.

Separation of Ms. Jones

On December 6, 2023, Ms. Jones entered into the Jones Separation Agreement. Ms. Jones also entered into a Consulting Agreement with the Company, effective as of December 7, 2023 (the “Jones Consulting Agreement”). Pursuant to the terms of the Jones Separation Agreement, Ms. Jones became entitled to the following severance benefits: (i) base salary continuation for six months (i.e., a total amount of $200,000), (ii) continued participation in Company health and dental benefit plans at active employee rates for 12 months (estimated cost of $23,694) and (iii) certain outplacement services (estimated cost of $8,300). The Jones Separation Agreement also contained a release and a cooperation covenant substantially similar to such provisions in the Poulton Separation Agreement. Ms. Jones also remains subject to various restrictive covenants, including pursuant to the terms of her equity award agreements. Pursuant to the Jones Consulting Agreement, Ms. Jones provided business development-related services to the Company for an initial period of six months, which was extended to twelve months and has now expired. Under the Jones Consulting Agreement, Ms. Jones received a weekly consulting fee of $10,000 and a $100,000 success fee payable upon completion of the initial term. Furthermore, in accordance with the terms of the Company’s equity incentive plan, Ms. Jones remained eligible for continued vesting of her outstanding equity awards based on her continued service as a consultant.

Separation of Mr. Langan

On April 22, 2025, Mr. Langan entered into the Langan Separation Agreement, effective July 31, 2025. Pursuant to the terms of the Langan Separation Agreement, Mr. Langan became entitled to: (i) a separation payment in the amount of $1,400,000, payable in substantially equal installments over the twelve-month period following his separation, (ii) a payment of $406,000 equal to the pro-rata share of his annual target annual bonus (iii) continued participation in Company health and dental benefit plans at active employee rates for up to 12 months and (iv) accelerated vesting with respect to each Company equity award held by Mr. Langan that was subject solely to time-based vesting conditions and that would have vested as of the two-year anniversary of this separation date. All other equity awards held by Mr. Langan were forfeited upon his termination of employment. In addition, under the terms of the Langan Separation Agreement, Mr. Langan released and discharged the Company and certain related parties from any and all claims based on any events or circumstances arising or occurring prior to and including July 31, 2025 to the fullest extent permitted by law, subject to certain limited exceptions. Mr. Langan remains subject to confidentiality and non-disparagement obligations and was subject to certain post-employment covenants not to compete and not to solicit employees or business partners of the Company and its affiliates.

Agreements for the Payment of Benefits Following Termination of Employment with Ms. Vakharia and Ms. Hammond

On May 21, 2024 the Company entered into Severance Agreements with each of Ms. Vakharia and Ms. Hammond setting forth their severance entitlements in the event of their terminations of employment. Pursuant to the terms of the Severance Agreements, if Ms. Vakharia or Ms. Hammond is terminated by the Company other than for “Cause” (as defined in the Severance Agreements), death or disability, in each case, other than during the Change in Control Period (as defined below), she is entitled to receive (i) severance equal to 12 months of her base salary plus 100% of her annual target bonus in effect prior to termination, payable in 12 equal monthly installments; (ii) accelerated vesting of any equity award scheduled to vest in the one-month period following her termination date (based on actual performance with respect to any performance-based awards subject to in-progress performance periods); and (iii) a cash payment equal to the cost of up to 12 months of employer health insurance contributions, payable in equal monthly installments. If Ms. Vakharia or Ms. Hammond resigns for “Good Reason” (as defined in the Severance Agreements) or is terminated by the Company without Cause, in each case, during the Change in Control Period, she is entitled to (x) a cash payment equal to 12 months of her base salary and target bonus, generally payable as a lump sum within 60 days after the termination date, (y) accelerated vesting of all outstanding equity awards (based on target performance with respect to any unvested performance-based awards), and (z) a cash payment equal to the cost of up to 12 months of employer health insurance contributions, payable in equal monthly installments. For purposes of the Severance Agreements, the “Change in Control Period” means the period beginning three months prior to the date of a “Change in Control” (as defined in the Severance Agreements) and ending (A) one year following the Change in Control with respect to the benefits described in clause (x) above, and (B) two years following the Change in Control with respect to the benefits described in clause (y) above. In December 2025, the Company, Ms. Hammond and Ms. Vakharia amended the accelerated equity vesting provisions in their Severance Agreements described in clause (ii) above to provide for the accelerated vesting of any equity awards scheduled to vest in the twelve-month period following their termination date, based on target performance for any performance-based equity awards (or actual performance, if determinable within such twelve-month period) and the waiver of any vesting and/or distribution conditions that require the Company to become current with its reporting obligations under the Exchange Act.

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

In connection with their termination of employment in April 2026 and December 2025, respectively, Ms. Vakharia and Ms. Hammond became entitled to receive benefits in accordance with the termination without cause provisions under their respective Severance Agreements.

Westerfield Letter Agreement

In connection with the extension of his term as Interim Chief Financial Officer in May 2024, Mr. Westerfield and the Company entered into a letter agreement that provided that, in the event that a Change in Control (as defined in the Company’s 2024 Stock Incentive Plan) occurred prior to December 31, 2024; and (i) Mr. Westerfield’s term as Interim Chief Financial Officer ended prior to December 31, 2024 for any reason other than (x) a termination of his employment by the Company for Cause or (y) his resignation from employment with the Company other than for Good Reason; or (ii) his term as Interim Chief Financial Officer ended on December 31, 2024 by reason of the surviving entity following the Change in Control electing not to extend the term and also electing to not otherwise make a substantially comparable offer of ongoing full-time employment; then Mr. Westerfield would be entitled to receive his base pay through December 31, 2024, plus additional severance compensation in the amount of six (6) times his base pay, subject to Mr. Westerfield executing and not revoking a general release of claims against the Company and its affiliates. As described above, the Westerfield Letter Agreement was amended in December 2025 to provide that, in the event of a termination of Mr. Westerfield’s employment (other than a termination by the Company for cause or a resignation by Mr. Westerfield without good reason), subject to his entry into a consulting agreement with the Company and his execution and non-revocation of a release of claims in favor of the Company, Mr. Westerfield would receive base salary continuation through December 31, 2026.

In addition, the award agreement for the RSUs granted to Mr. Westerfield in May 2024 provides that the RSUs will fully vest in the event that Mr. Westerfield’s employment is terminated by the Company without “Cause,” by Mr. Westerfield for “Good Reason” (each as defined in the award agreement), or by reason of the expiration of his term of employment under his letter agreement without an offer by the Company of substantially comparable ongoing full-time employment. Upon a termination of Mr. Westerfield’s employment on or after December 6, 2024 for any reason other than by the Company for Cause or the reasons described above, a pro rata portion of the unvested portion of the RSUs will vest. In the event of a “Change in Control” (as defined in the 2024 Stock Incentive Plan), the RSUs will vest in full and will be settled in cash.

In May 2026 Mr. Westerfield entered into the Second Westerfield Consulting Agreement that terminated the Westerfield Letter Agreement. Under the terms of the Second Westerfield Consulting Agreement, subject to his continued service through March 31, 2027, Mr. Westerfield is entitled to monthly payments from June 2026 to March 2027 of $45,938; and an RSU award with a value of $100,000, which is scheduled to vest on March 31, 2027.

The following table shows a summary of the payments that would have been required had a termination or change of control taken place on December 31, 2024, based upon the per share closing price of the Common Stock ($9.75) on the last trading day of the year.

Name (1)	Base Severance Pay ($)	Accelerated Vesting of Equity Awards ($)	Continued Health Benefits ($)	Total($)
Lee Westerfield
Death or Disability	—	586,053	—	586,053
By Veradigm for Cause or Executive without Constructive Discharge	—	—	—	—
By Veradigm without Cause	393,750	1,026,324	—	1,420,074
By Executive for Constructive Discharge	393,750	1,026,324	—	1,420,074
Change of Control (no Comparable Job and Termination)	393,750	1,026,324	—	1,420,074
Change of Control (Constructive Discharge and Termination)	393,750	1,026,324	—	1,420,074
Change of Control with Termination by Veradigm without Cause	393,750	1,026,324	—	1,420,074
Tejal Vakharia
Death or Disability	—	316,388	—	316,388
By Veradigm for Cause or Executive without Constructive Discharge	—	—	—	—
By Veradigm without Cause	831,250	—	25,175	856,425
By Executive for Constructive Discharge	831,250	—	25,175	856,425
Change of Control (no Comparable Job and Termination)	831,250	3,558,536	25,175	4,414,961
Change of Control (Constructive Discharge and Termination)	831,250	3,558,536	25,175	4,414,961
Change of Control with Termination by Veradigm without Cause	831,250	3,558,536	25,175	4,414,961
Lisa Hammond
Death or Disability	—	210,932	—	210,932
By Veradigm for Cause or Executive without Constructive Discharge	—	—	—	—
By Veradigm without Cause	612,500	—	18,136	630,636
By Executive for Constructive Discharge	612,500	—	18,136	630,636
Change of Control (no Comparable Job and Termination)	612,500	3,005,789	18,136	3,636,425
Change of Control (Constructive Discharge and Termination)	612,500	3,005,789	18,136	3,636,425
Change of Control with Termination by Veradigm without Cause	612,500	3,005,789	18,136	3,636,425
Tom Langan
Separation Agreement	1,806,000	4,394,705	20,601	6,221,306
(1)
As noted above, (i) in December 2023, Mr. Poulton and Ms. Jones entered into separation agreements, (ii) in April 2025, Mr Langan entered into a separation agreement, (iii) in December 2025 Ms. Hammond separated from the Company, (iv) in April 2026 Ms. Vakharia separated from the Company, and in May 2026 Mr. Westerfield entered into a consulting agreement, in each case governing the terms of their respective separations from the Company. Please see the “Management Transition” section in the Compensation Discussion and Analysis for further information regarding the terms of such severance agreements.
(2)
Under the terms of his separation agreement, Mr. Langan received 219,252 shares of common stock from unvested RSU awards upon the 60th day following his termination date. In addition, Mr. Langan has two unvested performance share awards which will vest subject to the satisfaction of the awards' performance condition and based on the level of performance achieved. The two unvested performance share awards have target values of 73,592 shares of common stock and 157,895 shares of common stock which vest February 26, 2027 and May 31, 2027 respectively. The Accelerated Vesting of Equity Awards value above includes the value of all RSU awards and the target values of the unvested performance shares.
(3)
Under the terms of her separation agreement, Ms. Jones entered into a twelve month Consulting Agreement with the Company. Under the Jones Consulting Agreement, Ms. Jones received a weekly consulting fee of $10,000 and a $100,000 success fee payable upon completion of the initial term. The Base Severance Pay column represents the amounts paid to Ms. Jones as both a consultant, totaling $626,000, as well as severance pay totaling $200,000. Ms. Jones remained eligible for continued vesting of her outstanding equity awards based on her continued service as a consultant, which resulting in 28,440 shares of common stock vesting during 2024.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following disclosure about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Langan and Dr. Ho, our Interim CEOs as of December 31, 2024 and 2023, respectively.

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

Ratio

For 2024:

•
The median of the annual total compensation of all of our employees, other than Mr. Langan, was $85,420.
•
Mr. Langan’s annual total compensation was $6,572,219, which differs from the amount reported in the Total column of the “Summary Compensation Table – 2024, 2023 and 2022” due to the annualization of Mr. Langan’s compensation to reflect his mid-year appointment as Interim CEO, as discussed further below.
•
Based on this information, the ratio of the annual total compensation of Mr. Langan to the median of the annual total compensation of all employees is estimated to be 77 to 1.

Since Mr. Langan was appointed Interim Chief Executive Officer effective June 7, 2024, we annualized his base salary, his annual bonus payment and the amount of his perquisites and other personal benefits (including the cost of his monthly executive benefits), except that we did not annualize the amount of Company contributions made on his behalf to the Company 401(k) plan as he received the maximum contributions allowed under the plan. We did not annualize the value of Mr. Langan’s equity awards as the value of such award was not impacted by his promotion.

For 2023:

•
The median of the annual total compensation of all of our employees, other than Dr. Ho, was $81,285.
•
Dr. Ho’s annual total compensation was $1,731,335, which differs from the amount reported in the Total column of the “Summary Compensation Table – 2024, 2023 and 2022” due to the annualization of Dr. Ho’s compensation to reflect her mid-year appointment as Interim CEO, as discussed further below.
•
Based on this information, the ratio of the annual total compensation of Dr. Ho to the median of the annual total compensation of all employees is estimated to be 21 to 1.

Since Dr. Ho was appointed Interim CEO effective December 7, 2023, we annualized her base salary, Global All In to Win Bonus Plan, Company contributions made on her behalf to the Company 401(k) plan and life insurance premiums.

Identification of Median Employee

We selected December 31st as the dates on which to determine our median employee. As of December 31, 2024, we had approximately 2,598 employees, with approximately 1,774 employees in the United States and 824 employees located outside of the United States were considered for identifying the median employee. As of December 31, 2023, we had approximately 2,484 employees, with approximately 1,679 employees in the United States and 805 employees located outside of the United States were considered for identifying the median employee.

For purposes of identifying the median employee from the employee population base, we considered base salary, bonuses, commissions and overtime. In addition, for employees that commenced employment with the Company after January 1st, we annualized their compensation.

In determining the annual total compensation of the median employee, such employee’s compensation was calculated in accordance with Item 402(c)(2)(x) of Regulation S-K, as required pursuant to the SEC executive compensation disclosure rules. This calculation is the same calculation used to determine total compensation for purposes of the Summary Compensation Table – 2024, 2023 and 2022 with respect to each of the NEOs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows information, as of December 31, 2025, concerning shares of our Common Stock authorized for issuance under the Company’s equity compensation plans.

Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (#)(c)
Equity compensation plans approved by stockholders	3,479,400	—	6,871,376	(1)
Equity compensation plans not approved by stockholders	6,952,382	—	3,723,307	(2)
Total	10,431,782		10,594,683

(1)
Includes 4,516,030 shares available for issuance under the Amended and Restated Allscripts Healthcare Solutions, Inc. Employee Stock Purchase Plan, 621,367 shares available for issuance pursuant to the Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan and 1,733,979 shares available for issuance pursuant to the Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan (the “2019 Plan”), respectively.
(2)
Shares available for issuance pursuant to the 2024 Plan, approved by the Board on May 21, 2024. The 2024 Plan is largely based on the 2019 Plan but includes updates to the available shares and awards and other administrative changes. Under the 2024 Plan, the Company may grant: (i) nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; and (iv) performance units. Subject to the terms and conditions of the 2024 Plan, the number of shares of Common Stock initially authorized for grants under the 2024 Plan was 5,000,000 shares, with the number of shares of Common Stock authorized for grants increased to 11,000,000 shares on May 20, 2025.

Security Ownership of Certain Beneficial Owners and Management

The following tables show certain information as of May 12, 2026 (the “Table Date”), unless otherwise indicated, with respect to the beneficial ownership of our Common Stock by: (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock based solely on the Company’s review of SEC filings; (ii) each director of the Company as of the date of this Form 10-K; (iii) each named executive officer listed in the table entitled “Summary Compensation Table – 2024, 2023 and 2022” in Part III, Item 11, “Executive Compensation” of this Form 10-K; and (iv) all executive officers as of the date of this Form 10-K, as a group.

Unless otherwise indicated, all persons named as beneficial owners of our Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

>5% Stockholders	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Stonehill Capital Management, LLC (1)	21,141,983	19.4%
Newtyn Management, LLC (2)	10,500,000	9.6%
Two Seas Capital, L.P. (3)	7,469,931	6.9%
Madison Avenue International, L.P. (4)	7,167,999	6.6%
Toronto Dominion Bank (5)	7,037,874	6.5%
Silver Point Capital, L.P. (6)	6,843,758	6.3%
Mason Capital Management, LLC (7)	6,283,161	5.8%

Named Executive Officers, Directors and Director Nominees	Shares of Common Stock Beneficially Owned	Options, Exercisable, Stock Awards Vesting, and DSUs Convertible Within 60 Days (8)	Total	Percent of Common Stock Outstanding
Vinit K. Asar (9)	10,112	46,512	56,624	*
Bruce Felt (10)	8,696	46,512	55,208	*
P. Gregory Garrison	75,443	—	75,443	*
Lisa Hammond	85,572	—	85,572	*
Dr. Shih-Yin Ho	16,906	—	16,906	*
Leah Jones	53,820	—	53,820	*
Tom Langan	236,764	—	236,764	*
Richard J. Poulton	1,295,842	—	1,295,842	*
Susan Rodriguez	42,106	46,512	88,618	*
Jonathan Sacks (11)	8,696	46,512	55,208	*
Louis E. Silverman (12)	10,112	46,512	56,624	*
Dave B. Stevens	74,490	46,512	121,002	*
Donald Trigg (13)	—	—	—	*
Tejal Vakharia (14)	297,787	—	297,787	*
Leland Westerfield (15)	—	105,264	105,264	*
Carol J. Zierhoffer	84,380	46,512	130,892	*
All directors and executive officers as a group (12 persons)	316,170	430,848	747,018	0.69%

* Represents less than 1% of the issued and outstanding shares of the Company’s common stock as of the Table Date.

(1)
This information is derived from a Schedule 13D/A filed by Stonehill Capital Management LLC, Stonehill Master Fund Ltd., Stonehill Institutional Partners, L.P., John Motulsky, Jonathan Sacks, Peter Sisitsky, Michael Thoyer, Michael Stern, Samir Arora and Garrett Zwahlen (collectively, the Stonehill Group) on March 18, 2025. According to the Schedule 13D, (a) Stonehill Master Fund Ltd. had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 9,656,893 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 9,656,893 shares; (b) Stonehill Institutional Partners, L.P. had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 11,485,090 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 11,485,090 shares; and (c) the other reporting parties each had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 21,141,983 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 21,141,983 shares. According to the Schedule 13D/A, each of these reporting parties lists its address as c/o Stonehill Capital Management LLC, 320 Park Avenue, 26th Floor, New York, New York 10022. On March 24, 2025, Mr. Sacks was granted an award of 8,696 RSUs that vested in full on May 31, 2025; such shares have been included in the table above.
(2)
This information is derived from a Schedule 13G filed by Newtyn Management, LLC and Newtyn TE Partners, LP on March 8, 2024. According to the Schedule 13G, Newtyn Management, LLC had sole power to vote or direct the vote of 10,500,000 shares, shared power to vote or direct the vote of zero shares, sole power to dispose of or direct the disposition of 10,500,000 shares and shared power to dispose of or direct the disposition of zero shares. According to the Schedule 13G, Newtyn TE Partners, LP had sole power to vote or direct the vote of 6,121,499 shares, shared power to vote or direct the vote of zero shares, sole power to dispose of or direct the disposition of 6,121,499 shares and shared power to dispose of or direct the disposition of zero shares. According to the Schedule 13G, each of these reporting parties lists its address as 60 East 42nd Street, 9th Floor, New York, New York 10165.
(3)
This information is derived from a Schedule 13G/A filed by Two Seas Capital LP, Two Seas Capital GP LLC and Sina Toussi on February 17, 2026. According to the Schedule 13G/A, the reporting parties each had sole power to vote or direct the vote of 7,469,931 shares, shared power to vote or direct the vote of zero shares, sole power to dispose of or direct the disposition of 7,469,931 shares and shared power to dispose of or direct the disposition of zero shares. According to the Schedule 13G, each of these reporting parties lists its address as 32 Elm Place, 3rd Floor, Rye, New York 10580.
(4)
This information is derived from a Schedule 13G filed by Madison Avenue International LP, Madison Avenue Partners, LP, EMAI Management, LLC, Madison Avenue GP, LLC, Caraway Jackson Investments LLC and Eli Samaha on

January 29, 2026. According to the Schedule 13G, the reporting parties each had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 7,167,999 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 7,167,999 shares. According to the Schedule 13G, each of these reporting parties lists its address as 150 East 58th Street, 14th Floor, New York, New York 10155.
(5)
This information is derived from a Schedule 13G/A filed by TD Securities (USA) LLC, Toronto Dominion Holdings USA Inc., TD Group US Holdings LLC and Toronto Dominion Bank on February 13, 2026. According to the Schedule 13G/A, (a) TD Securities (USA) LLC had sole power to vote or direct the vote of 1,137,354 shares, Toronto Dominion Bank had sole power to vote or direct the vote of 5,900,520 shares, and each of Toronto Dominion Holdings USA Inc. and TD Group US Holdings LLC had sole power to vote or to direct the votes of zero shares; (b) each of TD Securities (USA) LLC, Toronto Dominion Holdings USA Inc., TD Group US Holdings LLC and Toronto Dominion Bank had shared power to vote or direct the vote of zero shares; (c) TD Securities (USA) LLC had sole power to dispose of or direct the disposition of 1,137,354 shares, Toronto Dominion Bank had sole power to dispose of or direct the disposition of 5,900,520 shares, and each of Toronto Dominion Holdings USA Inc. and TD Group US Holdings LLC had sole power to dispose of or direct the disposition of zero shares; and (d) each of TD Securities (USA) LLC, Toronto Dominion Holdings USA Inc., TD Group US Holdings LLC and Toronto Dominion Bank had shared power to dispose of or direct the disposition of zero shares. According to the Schedule 13G/A, the address of TD Securities (USA) LLC’s principal office and Toronto Dominion Holdings USA Inc.'s principal office is 1 Vanderbilt Avenue, New York, New York 10017. The address of TD Group US Holdings LLC’s principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of Toronto Dominion Bank’s principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2.
(6)
This information is derived from a Schedule 13G/A filed by Silver Point Capital, L.P., Edward A. Mule and Robert J. O’Shea on February 17, 2026. According to the Schedule 13G/A, the reporting parties each had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 6,843,758 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 6,843,758 shares. According to the Schedule 13G/A, each of these reporting parties lists its address as Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830.
(7)
This information is derived from a Schedule 13G filed by Mason Capital Management LLC, Kenneth M. Garschina and Michael E. Martino on January 29, 2026. According to the Schedule 13G, the reporting parties each had sole power to vote or direct the vote of zero shares, shared power to vote or direct the vote of 6,283,161 shares, sole power to dispose of or direct the disposition of zero shares and shared power to dispose of or direct the disposition of 6,283,161 shares. According to the Schedule 13G, each of these reporting parties lists its address as c/o Mason Capital Management LLC, 110 East 59th Street, New York, New York 10022.
(8)
Represents shares of our Common Stock underlying stock awards and RSUs held that had vested, options held that were exercisable and deferred stock units (“DSUs “) held that were convertible, in each case at the Table Date or within 60 days thereafter.
(9)
Mr. Asar joined the Board effective February 20, 2025.
(10)
Mr. Felt joined the Board effective March 19, 2025.
(11)
Mr. Sacks joined the Board effective March 19, 2025. Mr. Sacks disclaims beneficial ownership of the securities held by the Stonehill Group, except to the extent of any pecuniary interests therein.
(12)
Mr. Silverman joined the Board effective February 20, 2025.
(13)
Mr. Trigg joined the Board and was appointed Chief Executive Officer effective September 2, 2025.
(14)
Ms. Vakharia ceased to serve as an executive officer of the Company effective April 30, 2026.
(15)
Mr. Westerfield was appointed Interim Chief Financial Officer effective December 7, 2023.

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

Since January 1, 2023, neither the Board nor the Audit Committee has been made aware of or asked to review and approve any “related party transactions” except for the Registration Rights Agreement and the Confidentiality Agreement described below. The Company is not aware of any transactions since January 1, 2023 where the above policies were not followed.

On March 18, 2025, and in connection with the appointment of Mr. Sacks to the Board, the Company and Stonehill, which at the time beneficially owned approximately 19.6% of the outstanding shares of Common Stock, according to the amendment to Schedule 13D filed by Stonehill on February 21, 2025, entered into the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to use its commercially reasonable efforts to (i) prepare and file, as soon as reasonably practicable after such time as when the Company has achieved Current Reporting Status (as defined in the Registration Rights Agreement), a “shelf” registration statement with the SEC that covers shares of Common Stock beneficially owned by Stonehill prior to or after March 18, 2025, including shares of Common Stock issuable upon conversion of the Convertible Notes beneficially owned by Stonehill, and (ii) cause such “shelf” registration statement to be declared effective by the SEC. In addition, pursuant to the Registration Rights Agreement, the Company is required to use its commercially reasonable efforts to keep the Registration Statement continuously effective until the earlier to occur of (i) the date on which there are no longer any Registrable Securities (as defined in the Registration Rights Agreement) outstanding and (ii) the date on which Stonehill beneficially owns Registrable Securities representing 5% or less of the then-outstanding shares of Common Stock. Furthermore, if at any time following the Company’s obtaining Current Reporting Status, the Company proposes to register Common Stock for public sale under the U.S. Securities Act of 1933, as amended (the “Securities Act”), Stonehill has the right to request that the Company use its commercially reasonable efforts to effect the registration under the Securities Act of Registrable Securities, subject to certain customary exceptions. In addition, subject to certain exceptions, at any time following the Company’s obtaining Current Reporting Status (but no more than once in any twelve-month period), Stonehill may request that the Company effect the registration of Registrable Securities under the Securities Act.

Also on March 18, 2025 and in connection with the appointment of Mr. Sacks to the Board, the Company, Mr. Sacks and Stonehill entered into the Confidentiality Agreement. Among other things, the Confidentiality Agreement provided that if the Company had held an annual meeting of stockholders on or before March 18, 2026, the Company would have been required to, unless the Board determined that doing so would be inconsistent with its fiduciary duties under applicable law, (i) include Mr. Sacks in its slate of nominees for election as a director of the Company and (ii) list Mr. Sacks in the proxy statement and proxy card for such meeting and recommend that the Company’s stockholders vote in favor of Mr. Sacks.

Director Independence

Although our Common Stock is no longer listed on Nasdaq due to the Company’s failure to file timely periodic reports and failure to hold an annual meeting of stockholders, the Board continues to comply with Nasdaq’s listing standards with respect to Board independence. The Board has determined that the following current directors are independent under applicable rules of the Nasdaq and the SEC: Mmes. Rodriguez and Zierhoffer and Messrs. Asar, Felt, Sacks, Silverman and Stevens. In addition, the following directors who have served since January 1, 2023 were determined by the Board to be independent under the applicable rules of the Nasdaq and the SEC: Ms. Altman, Messrs. Garrison (other than during his interim service as Executive Chairman and an employee of the Company), Judge and David D. Stevens and Dr. Ho (prior to her former service as Interim Chief Executive Officer of the Company). The Board determined that Mr. Poulton, who formerly served as the

Company’s Chief Executive Officer, and Mr. Trigg, who currently serves as the Company’s Chief Executive Officer, were not independent under such rules.

The Board has determined that each of the members of the Audit Committee, the Compensation Committee and the Nominating Committee is independent under applicable Nasdaq and SEC rules for committee memberships.

Item 14. Principal Accountant Fees and Services

Fees and Related Expenses Paid to Auditors

The following table shows the fees accrued or paid to the Company’s independent registered public accounting firm. BDO USA P.C. for the years ended December 31, 2024 and December 31, 2023.

(In thousands)	2024	2023
Audit Fees	$6,071	$7,787
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$6,071	$7,787

Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

All financial statements. See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

2.1	*	Purchase Agreement, dated as of March 2, 2022, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, PF2 EIS LLC, Allscripts IHC, LLC, Allscripts Software, LLC, Allscripts Healthcare US, LP, Harris Dawn Holdings Inc. and, solely for purposes of Article VI and Section 12.18 hereof, Constellation Software Inc., an Ontario corporation			8-K	2.1	March 4, 2022

2.2	*	Agreement and Plan of Merger, dated as of February 21, 2024, by and among Veradigm Inc., Veradigm Merger Sub, Inc., Cascade Bio, Inc., certain equityholders of Cascade Bio, Inc. and Fortis Advisors LLC			8-K	2.1	February 27, 2024

3.1		Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			10-K	3.1	February 29, 2016

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of Allscripts Healthcare Solutions, Inc.			8-K	3.1	January 4, 2023

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Veradigm Inc., dated February 26, 2024			8-A	3.1	February 27, 2024

3.4	By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.1	August 20, 2015

3.5	First Amendment to By-Laws of Allscripts Healthcare Solutions, Inc.			8-K	3.2	January 4, 2023

3.6	Second Amendment to By-Laws of Veradigm Inc.			8-K	3.1	December 8, 2023

3.7	Third Amendment to By-Laws of Veradigm Inc., as amended and restated on August 18, 2015, and as further amended on January 1, 2023 and on December 7, 2023			8-K	3.1	July 24, 2025

4.1	Indenture, dated as of December 9, 2019, by and between Allscripts Healthcare Solutions, Inc. and U.S. Bank National Association			8-K	4.1	December 4, 2019

4.2	Form of 0.875% Convertible Senior Note due 2027 (included in Exhibit 4.1)			8-K	4.2	December 4, 2019

4.3	First Supplemental Indenture, dated as of February 5, 2024, by and between Veradigm Inc. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee			8-K	4.1	February 5, 2024

4.4	Stockholder Rights Agreement, dated as of February 26, 2024, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)			8-A	4.1	February 27, 2024

4.5	Amendment No. 1 to Stockholder Rights Agreement, dated as of May 10, 2024, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent			8-K	4.2	May 13, 2024

4.6	Amendment No. 2 to Stockholder Rights Agreement, dated as of February 13, 2025, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent			8-K	4.3	February 20, 2025

4.7	Amendment No. 3 to Stockholder Rights Agreement, dated as of February 20, 2025, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent			8-K	4.4	February 20, 2025

4.8	Amendment No. 4 to Stockholder Rights Agreement, dated as of March 18, 2025, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent			8-K	4.5	March 18, 2025

4.9	Amendment No. 5 to Stockholder Rights Agreement, dated as of August 20, 2025, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent		8-K	4.6	August 20, 2025

4.10	Amendment No. 6 to Stockholder Rights Agreement, dated as of February 2, 2026, by and between Veradigm Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent		8-K	4.7	February 2, 2026

4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.1	Capped call transaction confirmation, dated as of December 4, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 4, 2019

10.2	Capped call transaction confirmation, dated as of December 4, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 4, 2019

10.3	Capped call transaction confirmation, dated as of December 4, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 4, 2019

10.4	Capped call transaction confirmation, dated as of December 4, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 4, 2019

10.5	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between JPMorgan Chase Bank, National Association, New York Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.1	December 18, 2019

10.6	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Wells Fargo Bank, National Association and Allscripts Healthcare Solutions, Inc.			8-K	10.2	December 18, 2019

10.7	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Bank of America, N.A. and Allscripts Healthcare Solutions, Inc.			8-K	10.3	December 18, 2019

10.8	Additional capped call transaction confirmation, dated as of December 18, 2019, by and between Deutsche Bank AG, London Branch and Allscripts Healthcare Solutions, Inc.			8-K	10.4	December 18, 2019

10.9	Capped call transaction amendment, dated as of February 5, 2024, by and between JPMorgan Chase Bank, National Association, New York Branch and Veradigm Inc.			8-K	10.1	February 5, 2024

10.10	Capped call transaction amendment, dated as of February 5, 2024, by and between Wells Fargo Bank, National Association and Veradigm Inc.			8-K	10.2	February 5, 2024

10.11	Capped call transaction amendment, dated as of February 5, 2024, by and between Bank of America, N.A. and Veradigm Inc.			8-K	10.3	February 5, 2024

10.12	Capped call transaction amendment, dated as of February 5, 2024, by and between Deutsche Bank AG, London Branch and Veradigm Inc.			8-K	10.4	February 5, 2024

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.13		Third Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC, any Additional Borrowers from time to time party thereto, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	May 2, 2022

10.14		First Amendment, dated as of November 20, 2023, to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among Veradigm Inc., Veradigm LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	November 24, 2023

10.15		Second Amendment, dated as of January 31, 2024, to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among Veradigm Inc., Veradigm LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	January 31, 2024

10.16		Third Amendment, dated as of March 29, 2024, to the Third Amended and Restated Credit Agreement, dated as of April 29, 2022, among Veradigm Inc. (f/k/a Allscripts Healthcare Solutions, Inc.), Veradigm LLC (f/k/a Allscripts Healthcare, LLC), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.1	April 1, 2024

10.17		Credit Agreement, dated as of June 18, 2025, by and among Veradigm Inc., Veradigm LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent			8-K	10.1	June 20, 2025

10.18		Guarantee and Collateral Agreement, dated as of June 28, 2013, by and among Allscripts Healthcare Solutions, Inc., Allscripts Healthcare, LLC and certain other subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as administrative agent			8-K	10.2	July 2, 2013

10.19		Registration Rights Agreement, dated as of March 18, 2025, by and between Veradigm Inc. and Stonehill Capital Management LLC			8-K	10.1	March 18, 2025

10.20		Confidentiality Agreement, dated as of March 18, 2025, by and among Veradigm Inc., Jonathan Sacks and Stonehill Capital Management LLC			8-K	10.2	March 18, 2025

10.21	†	Allscripts Healthcare Solutions, Inc. Second Amended and Restated 2011 Stock Incentive Plan			8-K	10.1	May 24, 2017

10.22	†	Allscripts Healthcare Solutions, Inc. Amended and Restated 2019 Stock Incentive Plan			S-8	4.3	May 22, 2020

10.23	†	Veradigm Inc. 2024 Stock Incentive Plan			8-K	10.5	May 28, 2024

10.24	†	Veradigm Inc. Amended and Restated 2024 Stock Incentive Plan	8-K	10.1	May 22, 2025

10.25	†	Veradigm Inc. Second Amended and Restated 2024 Stock Incentive Plan	8-K	10.3	April 6, 2026

10.26	†	Amended and Restated Allscripts Healthcare Solutions, Inc. Director Deferred Compensation Plan	10-Q	10.16	August 9, 2013

10.27	†	Form of Restricted Stock Unit Award Agreement (Directors) (2011)	10-KT	10.37	March 1, 2011

10.28	†	Form of Restricted Stock Unit Award Agreement (Directors) (2019)	10-K	10.20	February 25, 2022

10.29	†	Form of Restricted Stock Unit Award Agreement (February 2011)	10-KT	10.38	March 1, 2011

10.30	†	Form of Performance-Based Restricted Stock Unit Award Agreement	10-KT	10.39	March 1, 2011

10.31	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR)	10-KT	10.40	March 1, 2011

10.32	†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Stock Incentive Plan)	10-Q	10.4	August 9, 2011

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

10.33	†	Form of Time-Based Vesting Restricted Stock Unit Award Agreement for Employees (2011 Stock Incentive Plan)			10-Q	10.5	August 9, 2011

10.34	†	Form of Stock Option Agreement			10-K	10.38	March 1, 2013

10.35	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (Relative)			10-K	10.39	March 1, 2013

10.36	†	Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) (Relative) (2021)			10-K	10.28	February 25, 2022

10.37	†	Form of Performance-Based Restricted Stock Unit Award Agreement			10-K	10.29	February 25, 2022

10.38	†	Form of Restricted Stock Unit Award Agreement for CEO Awards Program			10-Q	10.1	November 7, 2022

10.39	†	Form of Restricted Stock Unit Award Agreement (2024)			8-K	10.2	May 28, 2024

10.40	†	Form of Restricted Stock Unit Award Agreement (Directors) (2024)			10-K	10.42	March 18, 2025

10.41	†	Form of Restricted Stock Unit Award Agreement (Executive Chairman) (2024)			10-K	10.43	March 18, 2025

10.42	†	Form of Restricted Stock Unit Award Agreement (Westerfield) (2024)			8-K	10.3	May 28, 2024

10.43	†	Form of Performance Unit Award Agreement (2024)			8-K	10.4	May 28, 2024

10.44	†	Employment Agreement, dated as of December 19, 2012, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	December 19, 2012

10.45	†	Amendment No. 1, effective as of October 1, 2015, to Employment Agreement, dated as of December 19, 2012, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	October 7, 2015

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date
10.46	†	Second Amendment, effective as of May 6, 2022, to the Employment Agreement, dated as of December 19, 2012, by and between Allscripts Healthcare Solutions, Inc. and Paul M. Black			8-K	10.1	May 5, 2022

10.47	†	Employment Agreement, dated as of October 10, 2012 but effective as of October 29, 2012, by and between Allscripts Healthcare Solutions, Inc. and Richard Poulton			10-K	10.67	March 1, 2013

10.48	†	First Amendment, effective as of July 31, 2010, to Employment Agreement, dated as of October 10, 2012, by and between Allscripts Healthcare Solutions, Inc. and Richard Poulton			8-K	10.1	August 3, 2020

10.49	†	Separation Agreement, dated as of December 6, 2023, by and between Veradigm Inc. and Richard J. Poulton			8-K	10.4	December 8, 2023

10.50	†	Employment Agreement, effective as of February 13, 2018. by and between Allscripts Healthcare Solutions, Inc. and Thomas Langan			10-K	10.52	March 18, 2025

10.51	†	Employment Agreement, dated as of October 30, 2016, effective November 1, 2016, by and between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-K	10.49	February 27, 2017

10.52	†	First Amendment, effective as of August 5, 2021, to Employment Agreement, dated as of October 30, 2016, by and between Allscripts Healthcare Solutions, Inc. and Lisa Khorey			10-Q	10.1	August 6, 2021

10.53	†	Offer Letter Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and P. Gregory Garrison			10-K	10.55	March 18, 2025

10.54	†	Offer Letter Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and Shih-Yin Ho			8-K	10.1	December 8, 2023

10.55	†	Offer Letter Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and Leland Westerfield			8-K	10.2	December 8, 2023

10.56	†	Consulting Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and Leland Westerfield, sole and managing member of Wilcox Capital LLC			8-K	10.3	December 8, 2023

10.57	†	Letter Agreement, dated May 27, 2024, by and between the Company and Leland Westerfield			8-K	10.1	May 28, 2024

10.58	†	Letter Agreement, dated December 31, 2024, between the Company and Leland Westerfield			8-K	10.1	December 31, 2024

10.59	†	Letter Agreement, dated April 22, 2025, between the Company and Leland Westerfield			8-K	10.2	April 22, 2025

10.60	†	Letter Agreement, dated December 31, 2025, between the Company and Leland Westerfield			8-K	10.1	December 31, 2025

					Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date
10.61	†	Separation Agreement, dated as of December 6, 2023, by and between Veradigm Inc. and Leah S. Jones			8-K	10.5	December 8, 2023

10.62	†	Consulting Agreement, effective as of December 7, 2023, by and between Veradigm Inc. and Leah S. Jones			8-K	10.6	December 8, 2023

10.63	†	Form of Agreement for the Payment of Benefits Following Termination of Employment			8-K	10.6	May 28, 2024

10.64	†	Separation Agreement, dated as of April 22, 2025, by and between Veradigm Inc. and Tom Langan			8-K	10.1	April 22, 2025

10.65	†	Employment Agreement, dated as of August 15, 2025, by and between Veradigm Inc. and Donald Trigg			8-K	10.1	August 18, 2025

10.66	†	First Amendment to the Agreement for the Payment of Benefits Following Termination of Employment, dated as of December 26, 2025, by and between Veradigm Inc. and Tejal Vakharia	X

10.67	†	Letter Agreement, dated as of April 1, 2026, by and between Veradigm Inc. and Christian Greyenbuhl			8-K	10.1	April 6, 2026

10.68	†	Agreement for the Payment of Benefits Following Termination of Employment, dated as of April 1, 2026, by and between Veradigm Inc. and Christian Greyenbuhl			8-K	10.2	April 6, 2026

10.69	**	Stockholder Agreement, dated as of July 26, 2024, by and among Veradigm Inc., Charles Myers and Jessica Myers			8-K	10.1	July 29, 2024

10.70		Amendment to Stockholder Agreement, dated July 24, 2025, by and among Veradigm Inc., Charles Myers and Jessica Myers			8-K	10.1	July 24, 2025

10.71		Second Amendment to Stockholder Agreement, dated January 15, 2026, by and among Veradigm Inc., Charles Myers and Jessica Myers			8-K	10.1	January 20, 2026

10.72		Cooperation Agreement, dated as of February 20, 2025, by and between Veradigm Inc. and Kent Lake PR LLC			8-K	4.1	February 20, 2025

16.1		Letter from Grant Thornton LLP to the U.S. Securities and Exchange Commission, dated April 17, 2025			8-K	16.1	April 17, 2025

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date

19.1	Veradigm Inc. Insider Trading Policy	X

21.1	Subsidiaries	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Furnished Herewith	Form	Exhibit	Filing Date
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	X

32.1	Section 1350 Certifications of Chief Executive Officer and Interim Chief Financial Officer		X

97.1	Veradigm Inc. Dodd-Frank Policy on Recoupment of Incentive Compensation			10-K	97.1	March 18, 2025

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and included in Exhibit 101	X

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

Date: May 26, 2026

Veradigm Inc.

By:	/s/ Donald Trigg
Donald Trigg Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Trigg Donald Trigg	Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2026

/s/ Leland Westerfield Leland Westerfield	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2026

/s/ Louis E. Silverman	Chairman of the Board and Director	May 26, 2026
Louis E. Silverman

/s/ Vinit K. Asar	Director	May 26, 2026
Vinit K. Asar

/s/ Bruce Felt	Director	May 26, 2026
Bruce Felt

/s/ Susan Rodriguez Susan Rodriguez	Director	May 26, 2026

/s/ Jonathan Sacks Jonathan Sacks	Director	May 26, 2026

/s/ Dave B. Stevens Dave B. Stevens	Director	May 26, 2026

/s/ Carol J. Zierhoffer Carol J. Zierhoffer	Director	May 26, 2026